Form 10-Q
period 2010-06-30
NorthStar Real Estate Income Trust, Inc.
filed 2010-08-26
CIK 1455650

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File Number: 333-157688

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-4141646 (IRS Employer Identification No.)

399 Park Avenue, 18th Floor New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600
(Registrant's Telephone Number, Including Area Code)

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        The Company has one class of common stock, par value $0.01 per share, 24,039 shares outstanding as of August 25, 2010.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2010

Index		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	2
	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010, for the three months ended June 30, 2009, and for the period from January 26, 2009 (inception) to June 30, 2009	3
	Consolidated Statements of Stockholder's Equity as of June 30, 2010 (unaudited) and December 31, 2009	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010, and for the period from January 26, 2009 (inception) to June 30, 2009	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4T.	Controls and Procedures	23
Part II.	Other Information	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	25
Signatures		27

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$105,531	$202,004

Total Assets	105,531	202,004

Equity:
NorthStar Real Estate Income Trust, Inc. stockholder's equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 24,039 shares issued and outstanding at June 30, 2010 and December 31, 2009	240	240
Additional paid-in capital	199,764	199,764
Retained earnings	(95,508)	—

Total NorthStar Real Estate Income Trust, Inc. stockholder's equity	104,496	200,004
Non-controlling interest	1,035	2,000

Total liabilities and equity	$105,531	$202,004

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Period From January 26, 2009 (inception) to June 30, 2009
Expenses:
Other general and administrative	$43,399	$—	$96,473	$—

Total expenses	43,399	—	96,473	—
Consolidated net loss	(43,399)	—	(96,473)	—
Net loss attributable to the non-controlling interests	434	—	965	—

Net loss attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$(42,965)	$—	$(95,508)	$—

Net loss per common share, basic / diluted	$(1.79)	$—	$(3.97)	$—

Weighted-average number of common shares outstanding, basic / diluted	24,039	24,039	24,039	17,531

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock				Total Company's Stockholder's Equity
			Additional Paid-in Capital	Retained Earnings		Non-Controlling Interest	Total Stockholder's Equity
	Shares	Amount
Proceeds from issuance of common stock	24,039	$240	$199,764	$—	$200,004	$2,000	$202,004

Balance, December 31, 2009	24,039	240	199,764	—	200,004	2,000	202,004

Net loss	—	—	—	(95,508)	(95,508)	(965)	(96,473)

Balance, June 30, 2010	24,039	$240	$199,764	$(95,508)	$104,496	$1,035	$105,531

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2010	Period From January 26, 2009 (inception) to June 30, 2009
Cash flows from operating activities:
Net Loss	$(95,508)	$—
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest	(965)	—

Net cash used in operating activities:	(96,473)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	202,004

Net cash provided by financing activities	—	202,004

Net (decrease)/increase in cash	(96,473)	202,004
Cash, beginning of period	202,004	—

Cash, end of period	$105,531	$202,004

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amount in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization

        NorthStar Real Estate Income Trust, Inc. (the "Company") was formed on January 26, 2009, as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31 of the year in which the Company satisfies the minimum offering requirements. The Company was organized primarily to acquire commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the "Advisor"), a Delaware limited liability company and has no employees. As of June 30, 2010, the Company has not begun operations.

        The Company has the authority to issue 400,000,000 shares of common stock with a par value $0.01 per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. The Company's board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On February 19, 2009, the Company sold 24,039 shares of common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of NorthStar Realty Finance Corp. (the "Sponsor"), for an aggregate purchase price of $200,004.

        Substantially all of the Company's business will be conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company's operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC, a Delaware limited liability company (the "Special Unit Holder"). The Advisor has invested $1,000 in the OP in exchange for common units and the Special Unit Holder has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which is recorded as non-controlling interest in the consolidated balance sheet as of June 30, 2010. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.

        On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a minimum of 200,000 shares (the "Minimum Number of Shares") and a maximum of 110,526,315 shares of common stock for sale to the public (the "Offering"), of which 10,526,315 shares would be offered pursuant to the Company's distribution reinvestment plan. The SEC declared the Company's registration statement effective on July 19, 2010, and the Company retained NRF Capital Markets, LLC (the "Dealer Manager"), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager will be responsible for marketing the Company's shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments.

        As of June 30, 2010, the Company has not reached the minimum offering requirements and has not broken escrow in its Offering and neither the Company nor the OP had acquired or contracted to make any investments. Also as of June 30, 2010, the Advisor had not identified any assets in which there is a reasonable probability that the Company or the OP will invest.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information as contained within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, and its majority owned subsidiary, which is controlled by the Company. All significant intercompany balances have been eliminated in consolidation.

Estimates

        The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments that have remaining maturity dates of three months or less when purchased to be cash equivalents. The Company's cash and cash equivalents balance may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company's cash as of June 30, 2010.

Valuation of Financial Instruments

        Proper valuation of financial instruments is a critical component of the Company's financial statement preparation. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (i.e., the exit price).

        The Company will categorize its financial instruments, based on the priority of the inputs to the valuation technique, into a three level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        Financial assets and liabilities recorded on the consolidated balance sheets will be categorized based on the inputs to the valuation techniques as follows:

  •
  Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

  •
  Financial assets and liabilities whose values are based on the following:

  •
  quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

  •
  quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

  •
  pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

  •
  pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (for example, certain mortgage loans).

  •
  Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, commercial mortgage backed securities, and long-dated or complex derivatives including certain foreign exchange options and long dated options on gas and power).

        The fair values of the Company's financial instruments will be based on observable market prices when available. Such prices will be based on the last sales price on the date of determination, or, if no sales occurred on such day, at the "bid" price at the close of business on such day and if sold short at the "asked" price at the close of business on such day. Interest rate swap contracts will be valued based on market rates or prices obtained from recognized financial data service providers. Generally these prices will be provided by a recognized financial data service provider.

Fair Value Option

        The fair value option election allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option election is permitted on an instrument by instrument basis at initial recognition. The

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Company will determine the fair value of financial assets and financial liabilities for which the fair value option election is made.

Available for Sale Securities

        The Company will determine the appropriate classification of its investments in securities at the time of purchase and reevaluate such determination at each balance sheet date. Securities for which the Company will not have the intent or the ability to hold to maturity will be classified as available for sale securities. The Company will determine the fair value of its available for sale securities pursuant to the fair value guidance.

Revenue Recognition

        The Company will recognize interest income from its real estate debt investments on an accrual basis over the life of the investment using the effective interest method. The Company will recognize fees, discounts, premiums, anticipated exit fees and direct cost over the term of the loan as an adjustment to the yield. The Company will recognize fees on commitments that expire unused at expiration.

        The Company will recognize interest income from available for sale securities on an accrual basis over the life of the investment on a yield-to-maturity basis.

Credit Losses, Impairment and Allowance for Doubtful Accounts

        The Company will assess whether unrealized losses on the change in fair value on its available for sale securities reflect a decline in value which is other than temporary. If it is determined the decline in value is other than temporary, the impaired securities will be written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

        The Company will establish allowances for real estate debt investment losses based upon a periodic review of the loan investments. Income recognition will generally be suspended for the investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the suspended investment becomes contractually current and performance is demonstrated to be resumed. In performing this review, management will consider the estimated net recoverable value of the investment as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the investments may differ materially from the carrying value at the balance sheet date.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

        The Company will adopt the fair value method of accounting for equity based compensation awards. The fair value method of accounting for equity based compensation awards requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all equity based awards to the Company's directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award's vesting period.

Organization, Offering and Related Costs

        Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by the Company in connection with the formation of the Company and the qualification and registration of the Offering, and the marketing and distribution of shares, including, without limitation, expenses for printing, engraving and amending registration statements or supplementing prospectuses, mailing and distributing costs, telephones and other telecommunications costs, all advertising and marketing expenses, charges of transfer agents, registrars, trustees, escrow holders, depositories and experts and fees, expenses and taxes related to the filing, registration and qualification of the sale of shares under federal and state laws, including taxes and fees and accountants' and attorneys' fees. The Company anticipates that, pursuant to the advisory agreement dated as of March 17, 2010 (the "Advisory Agreement") with its Advisor, the Company will be obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs paid by the Advisor on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

        In the event the Minimum Number of Shares is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of June 30, 2010, the Advisor has incurred organization and offering costs of $2,208,528 on behalf of the Company. These costs are not recorded in the financial statements of the Company as of June 30, 2010 because such costs are not a liability of the Company until the Advisory Agreement is executed and the minimum number of shares of the Company's common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred and offering costs will be deferred and charged to stockholders' equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such, commencing with the taxable year in which the Company satisfies the minimum offering requirements. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Recent Accounting Pronouncements

        In January 2010, the FASB issued guidance requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted by the Company for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010.

3. Related Party Arrangements

NS Real Estate Income Trust Advisor, LLC

        Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

        The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Company's Offering, and the acquisition, management and sale of the Company's real estate investments.

        Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and offering costs will be reimbursed by Company up to a maximum of $15,000,000, which is 1.5% of the maximum gross offering proceeds of $1,000,000,000, or a minimum of $60,000 if the

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Related Party Arrangements (Continued)

maximum offering proceeds are not met and the minimum offering of $2,000,000 is raised. The Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees and to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company.

        The Advisor, or its affiliates, will also receive an acquisition fee equal to 1% of the amount funded by the Company to acquire or originate commercial real estate loans or the amount invested in the case of other real estate investments including any acquisition and origination expenses and any debt attributable to such investments.

        The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of the Company's investments in joint ventures, including acquisition fees, acquisition and origination expenses and any debt attributable to such investments, less any principal repaid by borrowers on the Company's debt investments (or the Company's proportionate shares thereof in the case of debt investments made through joint ventures). For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of each commercial real estate loan, commercial real estate-related debt security or select commercial real estate equity investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a loan or other debt-related investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1% of the principal amount of the loan or debt-related investment prior to such transaction or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property.

        The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of its average invested assets or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

NRF Capital Markets, LLC

        Pursuant to a dealer manager agreement, the Dealer Manager will receive selling commissions of up to 7% of gross offering proceeds. The Dealer Manager may reallow all or a portion of such selling commissions earned to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3% of gross offering proceeds, a portion of which may be reallowed

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Related Party Arrangements (Continued)

to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the distribution reinvestment plan.

4. Stockholder's Equity

Common Stock

        The holders of shares of the Company's common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the Company's directors. The Company's charter does not provide for cumulative voting in the election of directors. Therefore, the holders of a majority of the outstanding shares of the Company's common stock can elect its entire board of directors. Subject to any preferential rights of any outstanding series of preferred stock, the holders of shares of the Company's common stock are entitled to such distributions as may be authorized from time to time by its board of directors out of legally available funds and declared by the Company and, upon liquidation, are entitled to receive all assets available for distribution to stockholders. All shares of the Company's common stock issued in the Offering will be fully paid and nonassessable shares of common stock. Holders of shares of the Company's common stock will not have preemptive rights, which means that stockholders will not have an automatic option to purchase any new shares of common stock that the Company issues, or have appraisal rights, unless the Company's board of directors determines that appraisal rights apply, with respect to all or any classes or series of its common stock, to one or more transactions occurring after the date of such determination in connection with which stockholders would otherwise be entitled to exercise such rights.

        The Company had 24,039 shares of common stock outstanding as of June 30, 2010 and December 31, 2009.

Preferred Shares

        The Company's charter authorizes its board of directors to classify and reclassify any unissued shares of its common stock and preferred stock into other classes or series of stock. Prior to issuance of shares of each class or series, the board of directors is required by the Company's charter to set, subject to the charter restrictions on transfer of its stock, the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of common stock or preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or change in control that might involve a premium price for holders of the Company's common stock or otherwise be in their best interest. The Company's board of directors has no present plans to issue preferred stock, but may do so at any time in the future without stockholder approval. The issuance of preferred stock must be approved by a majority of the Company's independent directors not otherwise interested in the transaction.

Distribution Reinvestment Plan

        The Company has adopted a distribution reinvestment plan (the "DRP") through which future common stockholders may elect to reinvest an amount equal to the distributions declared on their

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Stockholder's Equity (Continued)

shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the distribution reinvestment plan will be priced at the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities—whether through the Offering or follow-on public offerings—and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days' notice to participants.

Share Repurchase Program

        The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. Share repurchases will be made at the sole discretion of the board of directors.

5. Equity Based Compensation

Long-Term Incentive Plan

        The Company has adopted a long-term incentive plan, which it uses to attract and retain qualified directors. The Company's long-term incentive plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under its long-term incentive plan.

        The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Company's operating partnership, other stock-based awards and cash-based awards to directors of the Company. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the long-term incentive plan will have an exercise price or base price that is not less than the fair market value of the Company's common stock on the date of grant.

        The Company's board of directors, or a committee of the board, administers the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals.

        The Company will account for stock-based compensation in accordance with the FASB fair value recognition provisions. Under these provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. There were no restricted shares granted as of June 30, 2010. Stock-based compensation will be classified within general and administrative expense in the consolidated

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Equity Based Compensation (Continued)

statements of operations. As stock-based compensation expense recognized in the consolidated statement of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for estimated forfeitures. Forfeitures will be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated on experience of other companies in the same industry until entity-specific information is available.

6. Commitments and Contingencies

Advisor and Dealer Manager Services

        The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company's shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company's investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

7. Subsequent Events

        On July 19, 2010, each of the Company's three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. The restricted stock will generally vest over four years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of (i) the termination of the independent director's service as a director due to his or her death or disability, or (ii) a change in the Company's control. The Company estimates the total compensation cost recognized in connection with the granting of the restricted stock to be approximately $135,000, which will be recorded in earnings ratably over the four year vesting period.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward-Looking Statements

        This report contains information that may constitute "forward-looking statements." Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

  •
  We depend on our advisor to select our investments and conduct our operations. We will pay substantial fees and expenses to our advisor and its affiliates that were not negotiated at arm's length. These fees increase your risk of loss.

  •
  We have no operating history, and as of June 30, 2010, our total assets consist of $105,531 in cash. The prior performance of our sponsor and its affiliated entities may not predict our future results. Therefore, there is no assurance that we will achieve our investment objectives.

  •
  Our current offering is a "blind pool" offering because we have not identified any investments to acquire with the net proceeds of the offering. You will not be able to evaluate our investments prior to purchasing shares.

  •
  Our executive officers and our advisor's key real estate and debt finance professionals are also officers, directors, managers and/or key professionals of our sponsor and its affiliates. As a result, they will face conflicts of interest, including time constraints, allocation of investment opportunities and significant conflicts created by our advisor's compensation arrangements with us and other affiliates of our sponsor.

  •
  The fees we pay to affiliates in connection with our offering and in connection with the acquisition and management of our investments were not determined on an arm's length basis, therefore we do not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

  •
  If we raise substantially less than the maximum offering, we may not be able to acquire a diverse portfolio of investments and the value of your shares may vary more widely with the performance of specific assets.

  •
  If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs associated with being self-managed.

  •
  We may change our investment policies without stockholder consent, which could result in investments that are different from those we currently expect to acquire.

  •
  Although our distribution policy is not to use the proceeds of our offering to make distributions, our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments and your overall return may be reduced. Our sponsor has agreed to purchase shares of our common stock in our offering under certain circumstances in order to provide additional funds for distributions to stockholders; however, such issuances will dilute the equity ownership of public stockholders.

  •
  We set the offering price of our shares arbitrarily. This price is unrelated to the book or net value of our assets or to our expected operating income.

  •
  Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. No public market currently exists for our shares. Until our shares are listed, if ever, you may not sell your shares unless the buyer meets applicable suitability and minimum purchase standards. If you are able to sell your shares, you would likely have to sell them at a substantial loss.

  •
  If we fail to qualify as a REIT for federal income tax purposes and no relief provisions apply, our cash available for distribution to our stockholders and the value of our shares could materially decrease.

  •
  Our intended investments in commercial mortgage-backed securities, or CMBS, and commercial real estate collateralized debt obligations, or CDOs, and other structured debt securities will be subject to risks relating to the volatility in the value of underlying collateral, default on underlying income streams, fluctuations in interests rates, and other risks associated with such securities which may be unknown and unaccounted for by issuers of the securities and by rating agencies. These investments are only suitable for sophisticated investors with a high-risk investment profile.

        All forward-looking statements should be read in light of the factors described herein and identified in the "Risk Factors" section of our Registration Statement on Form S-11 (File No. 333-157688) filed with the Securities and Exchange Commission (or, the SEC), as the same may be amended and supplemented from time to time.

Introduction

        NorthStar Real Estate Income Trust, Inc. was formed on January 26, 2009, as a Maryland corporation and intends to qualify as a real estate investment trust (or, REIT) beginning with the taxable year ending December 31 of the year in which we satisfy the minimum offering requirements. On March 4, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 200,000 shares (or, the Minimum Number of Shares) and a maximum of 110,526,315 shares of common stock for sale to the public (or, the Offering), of which 10,526,315 shares would be offered pursuant to our distribution reinvestment plan. The SEC declared our registration statement effective on July 19, 2010, and we retained NRF Capital Markets, LLC (or, the Dealer Manager), an affiliate of ours, to serve as the dealer manager of the Offering. The Dealer Manager will be responsible for marketing our shares being offered pursuant to the Offering. As of June 30, 2010, we have not begun operations.

        Our objective is to use substantially all of the proceeds of our Offering to originate, acquire, asset manage, selectively leverage, syndicate and opportunistically sell investments in a variety of (i) commercial real estate loans, including senior mortgage loans, subordinate mortgage loans (also referred to as B-Notes), mezzanine loans and participations in such loans; (ii) commercial real estate-related debt securities, such as CMBS, CDOs, and senior unsecured debt of publicly-traded REITs; and (iii) select commercial real estate equity investments. We will seek to create and maintain a portfolio of investments that generate a low volatility income stream of attractive and consistent cash distributions. Our focus on investing in debt instruments will emphasize the payment of current returns to investors and preservation of invested capital as our primary investment objectives, with a lesser emphasis on seeking capital appreciation from our investments, as is typically the case with more opportunistic or equity-oriented strategies.

        We intend to directly structure, underwrite and originate many of the debt products in which we invest as this provides for the best opportunity to control our borrower and partner relationships and optimize the terms of our investments. Our proven underwriting process, which our management team has successfully developed over their extensive real estate careers in a variety of market conditions and implemented at our sponsor, will involve comprehensive financial, structural, operational and legal due diligence of our borrowers and partners in order to optimize pricing and structuring and to mitigate risk. We believe the current and future market environment (including any existing or future government-sponsored programs) provides a wide range of opportunities to generate compelling investments with strong risk-return profiles for our stockholders.

        NS Real Estate Income Trust Advisor, LLC is our advisor (or, the Advisor). As our advisor, it will manage our day-to-day operations and our portfolio of commercial real estate loan, commercial real estate-related debt securities and select commercial real estate equity investments. Our Advisor also has the authority to make all of the decisions regarding our investments, subject to the limitation in our charter and the direction and oversight of our board of directors. Our Advisor will also provide asset management, marketing, investor relations and other administrative services on our behalf.

        We intend to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31 of the year in which we satisfy the minimum offering requirements. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with our taxable year ending December 31 of the year in which we satisfy the minimum offering requirements, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

        As of June 30, 2010, we have not reached the minimum offering requirements and have not broken escrow in our Offering and neither we nor the Operating Partnership had acquired or contracted to make any investments. Also as of June 30, 2010, the Advisor had not identified any assets in which there is a reasonable probability that we or the Operating Partnership will invest.

Market Outlook—Real Estate Finance Markets

        Commercial real estate credit remains scarce and costly as a result of the economic and capital markets disruptions begun in 2007 by the deterioration of credit in the residential mortgage market which quickly spread throughout the broader capital markets. From the second half of 2007 through most of 2009 the CMBS new issue market came to a virtual standstill. During the first half of 2010 approximately $3 billion of new issue CMBS transactions were completed, but the underlying commercial mortgages were principally originated with terms that most owners of commercial real estate properties find unattractive or are unable to access. As a result of the scarcity of mortgage debt capital for commercial real estate, we believe there is strong demand for commercial real estate financing that is unmet by existing market participants.

        We believe that current uncertain economic conditions, high unemployment in the U.S. and general risk aversion to economically sensitive asset classes will prolong the supply/demand imbalance which currently exists for commercial real estate debt capital. These conditions and the ability to underwrite collateral, in many cases at values significantly lower than several years ago, should create very attractive investment opportunities for those investors who have liquidity and expertise to invest in commercial real estate.

        In addition, many investors who acquired real estate assets prior to this recent economic recession are devoting substantial resources to managing their investments through the recession and may not currently have the liquidity or personnel to take advantage of current market opportunities. We believe that companies such as ours, with no legacy asset issues, should have a competitive advantage in this market. Although real estate values may continue to decline if economic conditions become worse, we believe that a debt-oriented strategy, where the real estate owner has capital at risk of loss before we lose capital, provides the best risk/return opportunities in our market.

Liquidity and Capital Resources

        We are dependent upon the net proceeds from our Offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2010, we have not made any investments, and our total assets consist of $105,531 of cash.

        We will not sell any shares in our Offering unless we raise a minimum of $2,000,000 in gross offering proceeds from persons who are not affiliated with us or our Advisor. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in this Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

        We currently have no outstanding debt and no commitments from any lender to provide us with financing. Once we have fully invested the proceeds of our Offering, we expect that our debt financing will not exceed 50% of the greater of the cost or fair market value of our investments, although it may exceed this level during our offering stage. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of our tangible assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders.

        In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our

Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors.

        We intend to elect to be taxed as a REIT and to operate as a REIT commencing with our taxable year ending December 31 of the year in which we satisfy the minimum offering requirements. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.

Results of Operations

        We were formed on January 26, 2009 and, as of June 30, 2010, we have not commenced operations. We will not commence significant operations until we have raised the minimum offering amount of $2,000,000 from persons who are not affiliated with us or our Advisor and until we have made investments with the net proceeds from our Offering. As of June 30, 2010, NS Real Estate Income Trust Advisor, LLC has incurred organization and offering expenses on our behalf of $2,208,528. Our reimbursement to the Advisor of these organization and offering costs is contingent on us raising the minimum offering amount in our Offering and therefore these costs are not our liabilities as of June 30, 2010.

        For the three and six months ended June 30, 2010, we had a net loss of $42,965 and $95,508 respectively. The net losses were related to general and administrative expenses which consisted primarily of director and consulting fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make investments.

Recent Developments

        On July 19, 2010, each of our three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. The restricted stock will generally vest over four years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of (i) the termination of the independent director's service as a director due to his or her death or disability, or (ii) a change in our control. We estimate the total compensation cost recognized in connection with the granting of the restricted stock to be approximately $135,000, which will be recorded in earnings ratably over the four year vesting period.

Critical Accounting Policies

        Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because we believe that understanding these policies is critical to understanding and evaluating our reported financial results. Additionally, these policies may involve significant management judgments and assumptions, or require estimates about matters that are inherently uncertain. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Financial Instruments

        Proper valuation of financial instruments is a critical component of our financial statement preparation. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (i.e., the exit price).

        We will categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        Financial assets and liabilities recorded on the consolidated balance sheets will be categorized based on the inputs to the valuation techniques as follows:

  •
  Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).

  •
  Financial assets and liabilities whose values are based on the following:

  •
  quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

  •
  quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

  •
  pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

  •
  pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (for example, certain mortgage loans).

  •
  Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, commercial mortgage backed securities, and long-dated or complex derivatives including certain foreign exchange options and long dated options on gas and power).

        The fair values of our financial instruments will be based on observable market prices when available. Such prices will be based on the last sales price on the date of determination, or, if no sales occurred on such day, at the "bid" price at the close of business on such day and if sold short at the "asked" price at the close of business on such day. Interest rate swap contracts will be valued based on market rates or prices obtained from recognized financial data service providers. Generally these prices will be provided by a recognized financial data service provider.

Fair Value Option

        The fair value option election allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option election is permitted on an instrument by instrument basis at initial recognition. We will determine the fair value of financial assets and financial liabilities for which the fair value option election is made.

Available for Sale Securities

        We will determine the appropriate classification of our investments in securities at the time of purchase and reevaluate such determination at each balance sheet date. Securities for which we will not have the intent or the ability to hold to maturity will be classified as available for sale securities. We will determine the fair value of our available for sale securities pursuant to the fair value guidance.

Revenue Recognition

        We will recognize interest income from our real estate debt investments on an accrual basis over the life of the investment using the effective interest method. We will recognize fees, discounts, premiums, anticipated exit fees and direct cost over the term of the loan as an adjustment to the yield. We will recognize fees on commitments that expire unused at expiration.

        We will recognize interest income from available for sale securities on an accrual basis over the life of the investment on a yield-to-maturity basis.

Credit Losses, Impairment and Allowance for Doubtful Accounts

        We will assess whether unrealized losses on the change in fair value on our available for sale securities reflect a decline in value which is other than temporary. If it is determined the decline in value is other than temporary, the impaired securities will be written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

        We will establish allowances for real estate debt investment losses based upon a periodic review of the loan investments. Income recognition will generally be suspended for the investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the suspended investment becomes contractually current and performance is demonstrated to be resumed. In performing this review, management will consider the estimated net recoverable value of the investment as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the investments may differ materially from the carrying value at the balance sheet date.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. We will not enter into derivative or interest rate transactions for speculative purposes.

Item 4T.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) (or, the Exchange Act). Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, (or, the Securities Act of 1933).

        On July 19, 2010, our Registration Statement on Form S-11 (File No. 333-157688), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,526,315 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act of 1933 and we retained the Dealer Manager, an affiliate of ours, to serve as the dealer manager of the Offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 10,526,315 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $100 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of June 30, 2010, our Advisor has incurred organization and offering costs on our behalf of $2,208,528. These costs are not recorded in our financial statements as of June 30, 2010 because such costs are not a liability of ours until the minimum number of shares of our common stock is issued, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

        We expect to use substantially all of the net proceeds from this offering to invest in and manage a diverse portfolio of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments. We expect to use substantially all of the net proceeds from the sale of shares under our distribution reinvestment plan to repurchase shares under our share repurchase program.

        We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. The purchase price for shares repurchased under the share repurchase program will be as set forth below until we establish an estimated per share value of our common stock. From and after 18 months after completion of our offering stage, our Advisor, or another firm we choose for that purpose, will establish an estimated value per share of our common stock that we will disclose in the annual report that we publicly file with the SEC.

        Prior to the date that we establish an estimated value per share of our common stock, the prices at which we will initially repurchase shares are as follows:

Share Purchase Anniversary	Repurchase Price as a Percentage of Purchase Price
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

        Unless the shares are being repurchased in connection with a stockholder's death or qualifying disability, we may not repurchase shares unless the stockholder has held his or her shares for one year. Repurchase requests made within two years of the death or qualifying disability of a stockholder will be redeemed at the higher of the price paid for the shares or our estimated per share value.

        After we establish an estimated value per share of our common stock, we will repurchase shares at 95% of the estimated value per share.

        We are not obligated to repurchase shares of our common stock under the share repurchase program. The number of shares to be repurchased during the calendar year is limited to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year and (ii) those that could be funded from the net proceeds of the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder.

        We may amend or terminate the share repurchase program at our discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will only take effect upon 10 days prior written notice to stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon 10 business days prior written notice.

        During the three and six months ended June 30, 2010, we did not redeem any shares pursuant to our share repurchase program because no shares were eligible for repurchase.

Item 6.    Exhibits

        (a)   Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

3.2	Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.3	Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to Pre-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

4.2	Form of Distribution Reinvestment Plan (filed as Exhibit 4.2 to Pre-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.1	Escrow Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.2	Advisory Agreement (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

Exhibit Number		Description
10.3		Limited Partnership Agreement of NorthStar Real Estate Income Trust Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.4		NorthStar Real Estate Income Trust, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.5		NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.6	*	Amendment to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan

10.7		Distribution Support Agreement (filed as Exhibit 10.6 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.8		Form of Indemnification Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.9		Form of Restricted Stock Award (filed as Exhibit 10.8 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
Date: August 26, 2010	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer