Form 10-K
period 2010-12-31
NorthStar Real Estate Income Trust, Inc.
filed 2011-03-29
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-157688
NORTHSTAR REAL ESTATE INCOME TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-4141646
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

399 Park Avenue, 18th Floor	10022
New York, New York	(Zip Code)
(Address of Principal Executive Offices)
(212) 547-2600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established trading market for the registrant’s common stock, and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.
As of March 24, 2011, the registrant had issued and outstanding 4,035,391 shares of common stock, par value $0.01 per share.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 8. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1.	Business
Overview
NorthStar Real Estate Income Trust, Inc. is an externally managed commercial real estate finance company, which was formed in January 2009, to invest in and manage a diversified portfolio of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments. Our focus on investing in debt instruments is to create and maintain a portfolio of assets that generate a low volatility income stream of attractive and consistent cash distributions, which emphasize the payment of current returns to investors and preservation of invested capital. We believe the current and future market environment provides a wide range of opportunities to generate compelling investments with strong risk-return profiles for our stockholders.
We intend to make an election to be taxed as a real estate investment trust (or, REIT) under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
We commenced our operations in October 2010, and conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner.
We are externally managed and advised by NS Real Estate Income Trust Advisor, LLC (or, our Advisor). Our Advisor is owned by Northstar Realty Finance Corp., (or, our Sponsor) whose team of real estate professionals, acting through our Advisor, provides us with all of the services vital to our operations, including the authority to make all of the decisions regarding our investments, subject to the limitations in our charter and the direction and oversight of our board of directors.
We believe our Advisor’s senior investment executives provide stability to the management of our business and will allow us to benefit from the knowledge and industry contacts they have gained from their years of experience in the commercial real estate sector. Our Advisor will directly structure, underwrite and originate many of the debt products in which we invest as this provides for the best opportunity to control our borrower and partner relationships and optimize the terms of our investments. Its established underwriting process has been successfully developed over the extensive real estate careers of its management in a variety of market conditions and has been implemented at our Sponsor and involves comprehensive financial, structural, operational and legal due diligence of our borrowers and partners in order to optimize pricing and structuring and to mitigate risk.
Market Outlook
The U. S. economy is continuing to experience high unemployment and low economic growth compared to historical periods. These conditions were precipitated by the economic and financial deterioration of the U.S. residential sector in 2007, and continue to have an overall negative impact on commercial real estate fundamentals. We believe that current uncertain economic conditions in the U.S. and general risk aversion to economically sensitive asset classes will prolong the supply/demand imbalance which currently exists for commercial real estate debt capital. These conditions and the ability to underwrite collateral, in many cases at values significantly lower than several years ago, should create very attractive investment opportunities for those investors who have liquidity and expertise to invest in commercial real estate.
In addition, many investors who acquired real estate assets prior to this recent economic recession are devoting substantial resources to managing their investments through the recession and may not currently have the liquidity or personnel to take advantage of current market opportunities. We believe that companies such as ours, with no legacy asset issues, should have a competitive advantage in this market. Although real estate values may continue to decline if economic conditions become worse, we believe that a debt-oriented strategy, where the real estate owner has capital that will suffer losses before we lose capital, provides the best risk/return opportunities in our market.

Our Corporate History
NorthStar Real Estate Income Trust, Inc. was formed on January 26, 2009, as a Maryland corporation and intends to qualify as a REIT beginning with the taxable year ending December 31, 2010. On March 4, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (or, SEC) to offer a maximum of 110,526,315 shares of common stock for sale to the public (or, the Offering), of which 10,526,315 shares would be offered pursuant to our distribution reinvestment plan. The SEC declared our registration statement effective on July 19, 2010, and we retained NRF Capital Markets, LLC (or, our Dealer Manager), an affiliate of ours, to serve as the dealer manager of the Offering. Our Dealer Manager will be responsible for marketing our shares being offered pursuant to the Offering.
On October 18, 2010, we completed a merger (or, the Merger Transaction), with NorthStar Income Opportunity REIT I, Inc., a Maryland corporation (or, NSIO REIT) also sponsored by the Sponsor. 2,828,552 shares of NSIO REIT, par value $0.01 per share, issued and outstanding immediately prior to the Merger Transaction were converted into 2,897,694 shares of our common stock, par value $0.01, at a conversion rate of 1.02444444 shares of our stock for every one share of NSIO REIT stock and 893,968 shares of NSIO REIT, par value $0.01 per share, were converted into cash, without interest, in an amount of $9.22 per share. All NSIO REIT stockholders who would otherwise have been entitled to a fractional share of our shares received cash in an amount equal to such fraction of our shares based on a conversion price of $9.22. We used $8,242,385 of the cash received from NSIO REIT in connection with the closing of the Merger Transaction to satisfy our obligation to pay the cash consideration and intend to use the remaining cash after payment of transaction expenses for general corporate purposes, including investments consistent with our investment strategy. On the closing date, 411 NSIO REIT stockholders became stockholders of ours with each of their shares of NSIO REIT common stock being converted to unregistered shares of our common stock at the ratio set forth above.
From October 18, 2010 to December 31, 2010, we issued 250,468 shares raising net proceeds of $2,235,632.
Board of Directors Review of Our Policies
Our independent directors have reviewed our policies and strategies and determined that they are in the best interests of our stockholders. Set forth below is a discussion of the basis for that determination.
Investment Strategy
Our investment strategy is to originate, acquire, asset manage, selectively leverage, syndicate and opportunistically sell a diversified portfolio of investments in a variety of (i) commercial real estate loans, including senior mortage-backed loans, subordinate mortgage loans (or B-Notes), mezzanine loans, and participations in such loans; (ii) commercial real estate-related debt securities, such as commercial mortage-backed securities (or, CMBS), collateralized debt obligations (or, CDOs) and REIT senior unsecured debt; and (iii) select commercial real estate equity investments.
We expect to selectively employ leverage through a combination of seller financing available for certain loan acquisitions, secured facilities, select syndications of participations in loans and capital markets financing transactions. Generally, we expect to employ leverage to finance our portfolio that will not exceed 50% of the greater of the cost or fair market value of our investments although it may exceed this level during our offering stage. We will seek to secure conservatively structured leverage to the extent obtainable on a cost effective basis. To the extent a higher level of leverage is employed it may come either in the form of government-sponsored programs or other long-term, non-recourse, non-mark-to-market financing.
Our Targeted Investments
We will invest in a diversified portfolio of commercial real estate investments consisting of: (i) commercial real estate loans, including senior mortgage loans, subordinate mortgage loans, or B-Notes, mezzanine loans, and participations in such loans; (ii) commercial real estate-related debt securities, such as CMBS, CDOs and senior unsecured debt; and (iii) and select commercial real estate equity investments. We will target assets that generally offer predictable current cash flow and attractive risk-adjusted returns based on the underwriting criteria established and employed by our Advisor. Our ability to execute our investment strategy is enhanced through access to our sponsor’s direct origination capabilities, as opposed to a strategy that relies solely on buying assets in the open market from third party originators. We will invest in a portfolio that includes some or all of the following investment characteristics: (i) provides current income; (ii) is secured by quality commercial real estate; (iii) includes subordinate capital investments by strong sponsors that support our investments and provide downside protection; and (iv) possesses strong structural features that will maximize repayment potential.

Underwriting Process
We employ a standardized investment and underwriting process that focuses on a number of factors in order to ensure each investment is being evaluated appropriately, including: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of the underlying real estate collateral, including tenant rosters, lease terms, zoning, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the collateral; (iv) the operating expertise and financial strength of the sponsor or borrower; (v) real estate and leasing market conditions affecting the asset; (vi) the cash flow in place and projected to be in place over the term of the loan; (vii) the appropriateness of estimated costs associated with rehabilitation or new construction; (viii) a valuation of the property, our investment basis relative to its value and the ability to liquidate an investment through a sale or refinancing of the underlying asset; (ix) review of third-party reports including appraisals, engineering and environmental reports; (x) physical inspections of properties and markets; and (xi) the overall legal structure of the investment and the lenders’ rights.
Our underwriting process for real estate securities is focused on evaluating both the real estate risk of the underlying assets and the structural protections available to the particular class of securities in which we are investing. We believe that even when a security such as a CMBS is backed by a diverse pool of properties, risk cannot be evaluated purely by statistical or quantitative means. Properties backing loans with identical debt service coverage ratios or loan-to-value ratios can have very different risk characteristics depending on their age, location, lease structure and physical condition. Our underwriting process seeks to identify those factors that may lead to an increase or decrease in credit quality over time.
At December 31, 2010 we held the following commercial real estate investments

	Carrying	Estimated
December 31, 2010	Value	Fair Value

CMBS	$29,539,694	$31,264,331

Total	$29,539,694	$31,264,331

Operating Policies and Strategies
Financing Strategy
We believe that our relationships with top tier financial institutions should allow us to successfully employ moderate levels of borrowing in order to enhance our returns to stockholders. Although our investment strategy is not contingent on financing our assets in the capital markets, our Sponsor’s experience and ability in structuring and managing match-funded, flexible term debt facilities and securitization vehicles should provide our Advisor with an advantage in potentially obtaining conservatively structured term financing for many of our investments, to the extent available, through capital markets and other financing transactions, including allowing our company to be among the first to access the capital markets based borrowing when conditions permit.
We intend to employ conservative levels of borrowing in order to provide more funds available for investment. We believe that careful use of conservatively structured leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments. We expect that once we have fully invested the proceeds of this offering, our debt financing will not exceed 50% of the greater of the cost or fair market value of our investments, although it may exceed this level during our offering stage. Our charter precludes us from borrowing more than 75% of the cost of our tangible assets. We cannot exceed the leverage limit in our charter unless any excess in borrowing over such level is approved by our stockholders. In connection with the Merger Transaction, we acquired two CMBS securities, each financed with a non-recourse Term Asset-Backed Securities Loan Facility (or, TALF), which caused us to exceed the leverage limit in our charter. This acquisition, which was part of the Merger Transaction, was approved by a majority of the NSIO REIT stockholders.
Credit Risk Management
We are exposed to various levels of credit risk depending on the nature of our underlying assets and the nature and level of credit enhancements supporting our assets. Our Advisor reviews and monitors credit risk and other risks of loss associated with each investment. In addition, we seek to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. Our board of directors monitors the overall portfolio risk and levels of provision for loss.

Interest Rate Risk Management
To the extent consistent with maintaining our qualification as a REIT, we follow an interest rate risk management policy intended to mitigate the negative effects of major interest rate changes. We intend to minimize our interest rate risk from borrowings by attempting to structure the key terms of our borrowings to generally correspond to the interest rate term of our assets and through hedging activities.
We may engage in hedging transactions to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our qualification as a REIT. We may elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is advisable or economically unavoidable.
Equity Capital Policies
Our board of directors may amend our charter to increase the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board may elect to: (i) sell additional shares in our Offering or future public offerings, (ii) issue equity interests in private offerings, (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation or to our Sponsor pursuant to its commitment to purchase shares at our request as needed to fund distributions or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interest of our operating partnership.
Disposition Policies
The period that we will hold our investments in commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments will vary depending on the type of asset, interest rates and other factors. Our Advisor evaluates our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Advisor may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reductions, new investments, or working capital.
Economic Dependency
We are dependent on our Advisor and our Dealer Manager for certain services that are essential to us, including the identification, evaluation, negotiation, and purchase of our targeted investments; management of the daily operations of our portfolio; conducting our Offering and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Regulation
We are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other fees we can charge our customers; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial real estate loans.
We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have been, and intend to continue to rely on current interpretations of the staff of the SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize, see “Item 1A—Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations.”

Competition
Our ability to produce net income that will allow us to pay our targeted distribution depends on our ability to originate investments at our targeted returns. In originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, private funds, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our investment volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Employees
As of December 31, 2010, we had no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.
Management Update
On February 25, 2011, Andrew C. Richardson resigned as our President, Chief Financial Officer and Treasurer. He also resigned from the positions of President, Chief Financial Officer and Treasurer of our Sponsor and our Advisor.
On March 1, 2011, our board of directors appointed Daniel R. Gilbert to serve as our President, and to continue to serve as our Chief Investment Officer. Mr. Gilbert will no longer serve as our Executive Vice President. In addition, Mr. Gilbert will serve as our Advisor's President, and will continue to serve as Chief Investment Officer of our Advisor, but will no longer serve as our Advisor’s Executive Vice President. On March 23, 2011, our board of directors appointed Lisa Meyer as our Chief Financial Officer and Treasurer. Ms Meyer will continue to serve as Chief Accounting Officer of our Sponsor and Advisor.
Financial Information About Industry Segments
As of December 31, 2010, we had one operating segment and, as a result, we do not report segment information.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors. The audit committee of our board of directors is composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers, directors and employees.
Our internet address is www.northstarreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC, as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of our audit committee of our board of directors. Within the time period required by the rules of the SEC we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

Item 1A.	Risk Factors
RISK FACTORS
Our business is subject to a number of risks that are substantial and inherent in our business. This section describes some of the more important risks that we face, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects. The risk factors set forth in this section could cause our actual results to differ significantly from those contained in this Annual Report on Form 10-K. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the factors discussed below and the cautionary statements referred to under “Forward-Looking Statements.”

Risks Related to an Investment in Us
If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments and the overall return to our stockholders will be reduced.
Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have established a limit on the amount of proceeds we may use o fund distributions. Until the proceeds from our initial public offering are fully invested and from time to time during the operational stage, we may not generate sufficient cash flow from operations to fund distributions. Although our Sponsor has agreed to purchase shares of our common stock under certain circumstances in which our distributions exceed our adjusted funds from operations (“AFFO”) in order to provide additional funds to support distributions to stockholders, such sales of shares would cause dilution of the ownership interests of our public stockholders. After our distribution support agreement with our Sponsor has terminated, we may not have sufficient funds available to pay distributions at the rate we have paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments, and the overall return to our stockholders may be reduced.
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing additional shares. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 10 days prior written notice to stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon 10 business days prior written notice. Further, the share repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell their shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our shares should be purchased only as a long-term investment and stockholders should be prepared to hold them for an indefinite period of time.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor in the acquisition of our investments, including the determination of any financing arrangements, and the ability of our Advisor to source loan origination opportunities for us. We will also depend upon the performance of third-party loan servicers to service our loan investments. The more shares we sell in our continuous public offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for investments that may be described in supplements to our prospectus prior to the date a stockholder subscribes for our shares, the stockholder will have no opportunity to evaluate the economic merits or the terms of our investments before making a decision to invest in our company. Stockholders must rely entirely on the management abilities of our Advisor, the loan servicers our Advisor selects and the oversight of our board of directors. We cannot assure our stockholders that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our Advisor makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments promptly, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Adverse economic and geopolitical conditions and dislocation in the credit markets could continue which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
The global economy has recently experienced unprecedented levels of volatility in the capital markets, dislocation in the credit markets and intense recessionary pressures. These conditions, or similar conditions that may exist in the future, may materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders. Among other potential consequences, the recent economic slowdown may materially adversely affect our ability to borrow on terms and conditions that we find acceptable, or at all, which could reduce our ability to pursue acquisition and origination opportunities and refinance existing debt, reduce our returns from our acquisition and origination activities and increase our future interest expense.
We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our common stock.
We rely upon our Advisor’s real estate and debt finance professionals, including Messrs. Hamamoto, Gilbert and Tylis, to identify suitable investments. Our Sponsor and other NorthStar entities also rely on Messrs. Hamamoto, Gilbert and Tylis for investment opportunities. To the extent that our Advisor’s real estate and debt finance professionals face competing demands upon their time in instances when we have capital ready for investment, we may face delays in executing our investment strategy. Further, the more money we raise in our continuous public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our offering increases the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.
Because our offering is a blind pool offering, our stockholders will not have the opportunity to evaluate the majority of our investments before we make them, which makes their investments more speculative.
Because we have not yet acquired or identified the majority of the investments that we may make, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any future investments that we may make, except for investments that may be described in supplements to our prospectus for our continuous public offering. We will seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses, in commercial real estate loans, commercial real estate-related securities and select commercial real estate equity investments. However, because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, our stockholders will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our board of directors will have broad discretion in implementing policies regarding mortgagor creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers. These factors increase the risk that our stockholders’ investment may not generate returns comparable to our competitors.
Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our Sponsor has only invested $1,224,452 in us through the purchase by its subsidiary of 137,866 shares of our common stock at a weighted average of $8.88 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
We eliminated the minimum offering condition to our continuous public offering upon consummation of our merger with NorthStar Income Opportunity REIT I, Inc. (“NSIO REIT”). Consequently, we may immediately use investors’ funds, and the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio.
We eliminated the minimum offering condition to our continuous public offering as of the closing date of our merger with NSIO REIT. Consequently, we may immediately use the funds raised in our offering and the funds we acquired as a result of the merger to make investments. There is no assurance that we will be successful in raising additional funds in our offering and the amount of funds we raise in our offering may be substantially less than the amount we would need to acquire any specific real estate investment or to achieve a broadly diversified property portfolio. If we are unable to raise significant funds from our offering, our ability to achieve our investment objectives could be hindered, which could result in a lower return on our stockholders’ investments.

Any adverse changes in our Sponsor’s financial health or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on our stockholders’ investments.
We have engaged our Advisor to manage our operations and our portfolio of commercial real estate loans, commercial real estate-related securities and select commercial real estate equity investments. Our Advisor has no employees, and utilizes our Sponsor’s personnel to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s real estate and debt finance professionals in the identification and acquisition or origination of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. In addition, our Sponsor has committed to purchase up to $10 million of shares of our common stock during the two-year period following commencement of our continuous, public offering under certain circumstances in which our distributions exceed our AFFO in order to provide additional funds to support distributions to stockholders. In the event that our Sponsor’s financial condition suffers and it has insufficient cash from operations to meet its obligations, it may need to borrow money or use unrestricted cash in order to satisfy this commitment to us. If our Sponsor is unable to obtain financing and cannot satisfy this commitment to us, or in the event that a NorthStar affiliate no longer serves as our Advisor, which would result in the termination of our Sponsor’s share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
The loss of or the inability to obtain key real estate and debt finance professionals at our Sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investments.
Our success depends to a significant degree upon the contributions of Messrs. Hamamoto, Gilbert and Tylis, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals. Messrs. Hamamoto, Gilbert and Tylis may not remain associated with our Sponsor. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.
If we internalize our management functions, our stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and the personnel of our Sponsor that our Advisor utilizes to perform services on its behalf for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. In addition, once released by the escrow agent, the shares our Advisor receives as consideration for an internalization transaction may not be traded for a period of 180 days commencing on the date they are released by the escrow agent. The payment of such consideration could result in dilution of the interests of our stockholders and could reduce the earnings per share and funds from operations per share attributable to our common stock.

Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, Securities and Exchange Commission (“SEC”) reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease our net income and funds from operations and may further dilute our stockholders’ investments. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments to pay distributions.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of the Advisor but may instead remain employees of the Sponsor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.
Our Dealer Manager has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of our dealer manager to successfully conduct our continuous public offering, which makes an investment in us more speculative.
We have retained NRF Capital Markets, LLC, an affiliate of our Advisor (“NRF Capital Markets”), to conduct our continuous public offering. NRF Capital Markets is a recently formed entity and this is the second offering for which it has served as our Dealer Manager. The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. Even if our Dealer Manager develops a network of broker-dealers to sell our shares, these firms may sell shares of competing REIT products, including some products with areas of focus nearly identical to ours, which they may choose to emphasize to their clients. If our Dealer Manager is not successful in establishing, operating and managing a network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce the amounts that we and our stockholders recover against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result we and our stockholders may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce the amount that we and our stockholders recover from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

If we do not successfully implement a liquidity transaction, our stockholders may have to hold their investments for an indefinite period.
Our charter does not require our board of directors to pursue a transaction providing liquidity to our stockholders. If our board of directors does determine to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, our common stock may continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert their shares to cash easily and could suffer losses on their investments.
We may change our targeted investments and investment guidelines without stockholder consent.
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus for our continuous public offering. Pursuant to SEC rules, we may be required to file post-effective amendments to our registration statement for our public offering to disclose any material change to investors, such as changes to our targeted investments and investment guidelines. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Risks Related to Our Financing Strategy
The commercial real estate finance industry has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions in the United States generally.
Since mid-2007 the global financial markets were extensively impacted by significant declines in the values of nearly all asset classes and by an unprecedented lack of liquidity. This was initially triggered by the subprime residential lending and single family housing markets experiencing significant default rates, declining residential real estate values and increasing backlog of housing supply. Other lending markets also experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets. The global markets have been characterized by continued volatility and investor uncertainty producing downward pressure on stock prices and the lack of available credit for certain issuers without regard to those issuers’ underlying financial strength.
The resulting economic conditions and the difficulties continuing to be experienced in the commercial real estate finance industry could adversely affect our business, financial condition, results of operations and our prospects for future growth. A worsening of these conditions would likely exacerbate any adverse effects the market environment may have on us, on others in the commercial real estate finance industry and on commercial real estate generally.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets with outside capital. Accordingly, our business may be adversely affected by disruptions in capital markets, including the lack of access to capital or prohibitively high costs of obtaining capital. We do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate could be severely impacted.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our common stock.
Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our common stock.

We may use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.
We may use credit facilities to finance some of our investments. To the extent these credit facilities contain mark-to-market provisions, if the market value of the commercial real estate loans pledged by us declines in value due to credit quality deterioration, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. In a weakening economic environment, we would generally expect credit quality and the value of the commercial real estate loans that serve as collateral for our credit facilities to decline, resulting in a higher likelihood that the lenders would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, which could have a material adverse effect on our business and operations.
Risks Related to Conflicts of Interest
The fees we pay to affiliates in connection with our continuous public offering and in connection with the acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor, our Dealer Manager and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our executive officers and our Advisor’s key real estate and debt finance professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and our Advisor’s key real estate and debt finance professionals are also officers, directors, managers and/or key professionals of our sponsor, our Dealer Manager and other affiliated NorthStar entities. Our Advisor and its affiliates will receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Sponsor who perform services for our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:
•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and our Dealer Manager agreement;
•	public offerings of equity by us, which entitle our Dealer Manager to dealer manager fees and will likely entitle our Advisor to increased acquisition fees and asset management fees;
•	acquisitions of investments and originations of loans, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from other NorthStar entities, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;
•	sales of investments, which entitle our Advisor to disposition fees;
•	borrowings to acquire investments and to originate loans, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;
•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle NorthStar OP Holdings, LLC, as the holder of special units in our operating partnership (“NorthStar OP Holdings”), to have its interest in our operating partnership redeemed;
•	whether we seek stockholder approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Sponsor’s real estate and debt finance professionals performing services for us on behalf of our Advisor for consideration that would be negotiated at that time and may result in these real estate and debt finance professionals receiving more compensation from us than they currently receive from our Sponsor; and
•	whether and when we seek to sell our company or its assets, which would entitle NorthStar OP Holdings, as holder of the special units, to a subordinated distribution.

The fees our Advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Sponsor’s key personnel performing services on behalf of our Advisor to recommend riskier transactions to us.
Our Sponsor’s real estate and debt finance professionals acting on behalf of our Advisor will face competing demands relating to their time and this may cause our operations and our stockholders’ investments to suffer.
Our Advisor has no employees and relies on the real estate and debt finance professionals of our Sponsor performing services for us on behalf of our Advisor, including Messrs. Hamamoto, Gilbert and Tylis, for the day-to-day operation of our business. Messrs. Hamamoto, Gilbert and Tylis are also executive officers of our Sponsor and other NorthStar entities. As a result of their interests in other NorthStar entities and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Hamamoto, Gilbert and Tylis will face conflicts of interest in allocating their time among us, our Sponsor and other NorthStar entities and other business activities in which they are involved. These conflicts of interest could result in declines in the returns on our investments and the value of our common stock.
Our executive officers and our Sponsor’s key real estate and debt finance professionals acting on behalf of our Advisor face conflicts of interest related to their positions and interests in our Advisor and its affiliates, including our Dealer Manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
Our executive officers and our Sponsor’s key real estate and debt finance professionals acting on behalf of our Advisor are also executive officers, directors, managers and key professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our Sponsor may grant equity interests in our Advisor and NorthStar OP Holdings, the special unit holder, to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our Sponsor will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce the overall investment return to our stockholders.
Our Advisor has no employees and relies upon the key real estate and debt finance professionals of our Sponsor, including Messrs. Hamamoto, Gilbert and Tylis, to identify suitable investment opportunities for us. Our Sponsor and other NorthStar entities also rely on many of the same real estate and debt finance professionals. Our investment strategy is very similar to that of our Sponsor and therefore many investment opportunities that are suitable for us may also be suitable for other NorthStar entities. When these real estate and debt finance professionals direct an investment opportunity to any NorthStar entity, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each entity. In addition, in connection with the initial public offering for NorthStar Senior Care, our Sponsor has agreed that any new opportunity it identifies to make debt or equity investments related to senior housing facilities that is suitable for NorthStar Senior Care and one or more other entities affiliated with our Sponsor will be first presented to NorthStar Senior Care for potential investment until such time as NorthStar Senior Care has invested at least 90% of the net proceeds in the offering available for investment as of the end of the offering. The conflicts of interest and limitations relating to the allocation of investment opportunities to us could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to our stockholders.
Further, existing and future NorthStar entities and Messrs. Hamamoto, Gilbert and Tylis are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other businesses or ventures, including businesses and ventures involved in the acquisition, origination or sale of real estate-related investments.

Risks Related to Our Investments
Our commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments will be subject to the risks typically associated with real estate.
Our commercial real estate loans and commercial real estate-related debt securities will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a loan could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our commercial real estate loans and commercial real estate-related debt securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our debt securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the security or reduction in equity associated with such loans. In this manner, real estate values could impact the values of our loans and debt securities. Our commercial real estate equity investments (including potential investments in real property) may be similarly affected by real estate property values. Therefore, our loans, debt securities and equity investments will be subject to the risks typically associated with real estate.
The value of real estate may be adversely affected by a number of risks, including, without limitation:
•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties; and
•	the potential for uninsured or underinsured property losses.
The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying mortgage loans securing our debt securities to pay their loans, as well as on the value and the return that we can realize from assets we originate, own or acquire.

The commercial real estate loans we originate and invest in and the commercial real estate loans underlying the commercial real estate-related debt securities we invest in could be subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a commercial mortgage loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. We expect that many of the commercial real estate loans that we originate will be fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the loan. If a borrower defaults on one of our commercial real estate loans and the underlying asset collateralizing the commercial real estate loan is insufficient to satisfy the outstanding balance of the commercial real estate loan, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy.
Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
Commercial mortgage-backed securities (“CMBS”) evidence interests that are secured by a single commercial mortgage loan or a pool of commercial real estate loans. Accordingly, the commercial real estate-related debt securities we invest in are subject to all of the risks of the underlying commercial real estate loans.
Delays in liquidating defaulted commercial real estate loans could reduce our investment returns.
If we make or invest in commercial mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the mortgaged properties quickly. The resulting time delay could reduce the value of our investment. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the defendant raises defenses or counterclaims. In the event of a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited or may not exist in certain investments. We cannot predict the terms of each B-Note investment we may acquire. Further, B-Notes typically are secured by a single property, and are therefore subject to the increased risks associated with a single property compared to a pool of properties.
The mezzanine loans in which we may invest involve greater risks of loss than senior loans secured by the same properties.
We may invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or any of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal and interest.

Our investments in subordinated commercial real estate loans and subordinated commercial real estate-related debt securities may be subject to losses.
We intend to acquire or originate subordinated commercial real estate loans and invest in subordinated commercial real estate-related debt securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
In general, losses on a mortgage loan included in a securitization will be borne first by the “first loss” subordinated security holder after the exhaustion of any related equity support, reserve funds and letters of credit. In the event of default and the exhaustion of any such equity support, reserve funds and letters of credit, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio collateralizing commercial real estate debt securities has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant or complete losses to us. In the event of a default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover some or any of our investment in the securities we purchase.
Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire or the loans underlying our commercial real estate-related debt securities may materially adversely affect our investment.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment.
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to foreclose on the property or to realize the obligation secured by the property.
Several states in which the collateral securing our commercial real estate loans and commercial real estate-related debt securities is located have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the real property security for such obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to foreclose on the property or to realize the obligation secured by the property.
Our investments in commercial real estate loans and commercial real estate-related debt securities are subject to changes in credit spreads.
Our investments in commercial real estate loans and commercial real estate-related debt securities are subject to changes in credit spreads. When credit spreads widen, the economic value of such investments decrease. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread.

Investments in non-conforming or non-investment grade rated loans or securities involve greater risk of loss.
Some of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the value of our common stock.
Investments that are not insured involve greater risk of loss than insured investments.
We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include commercial mortgage loans, mezzanine loans, bridge loans, debt securities and CMBS. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under loans, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. To the extent we suffer such losses with respect to our investments in such loans, the value of our company and the value of our common stock may be adversely affected.
The mortgage-backed securities in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of mortgage-backed securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate mortgage-backed securities will not be fully paid. Subordinate mortgage-backed securities are also subject to greater credit risk than those mortgage-backed securities that are more highly rated.
We may invest in CMBS, including subordinate securities, which entail certain risks.
CMBS are generally securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a commercial or multifamily use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers. We may invest in a variety of CMBS, including CMBS which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans, which began to increase significantly toward the end of 2008. Furthermore, a weak rental market generally, including reduced occupancy rates and reduced market rental rates, could reduce cash flow from the loan pools underlying our CMBS investments.
Additionally, CMBS are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS may be highly dependent on the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover our investment.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificateholder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificateholder. In connection with the servicing of specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions that could adversely affect our interests.
With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loan backing the securitized pool may also secure one or more related mortgage loans that are not in the securitized pool, which may conflict with our interests.
Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificateholder (without cause).
We may invest in collateralized debt obligations (“CDOs”) and such investments involve significant risks.
We may invest in CDOs. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities, B-Notes, mezzanine loans, REIT debt and credit default swaps. Like typical securities structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. Like CMBS, CDOs are affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS securitization where repayment of principal allows for redemption of bonds sequentially. To the extent we invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior debt securities and its expenses. However, there will be little or no income or principal available to the holders of CDO equity securities if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.
We have no established investment criteria limiting the geographic concentration of our investments in commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments in which we invest may be secured by a single property or properties in one geographic location. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral.
Adjustable rate commercial mortgage loans may entail greater risks of default to lenders than fixed rate mortgage loans.
Adjustable rate commercial mortgage loans we originate or acquire or that collateralize our commercial real estate-related debt securities may have higher delinquency rates than fixed rate loans. Borrowers with adjustable rate mortgage loans may be exposed to increased monthly payments if the related mortgage interest rate adjusts upward from the initial fixed rate or a low introductory rate, as applicable, in effect during the initial period of the mortgage loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed rate period, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.

Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
We may invest in fixed-rate CMBS and other fixed-rate debt investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We will also invest in floating-rate debt investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.
Prepayments can adversely affect the yields on our investments.
Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Our investments in debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this report on Form 10-K. Issuers that are debt finance companies are subject to the inherent risks associated with structured financing investments also discussed in this report. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and distribution payments to us.
Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.
Certain of the securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. Some of the mortgage-backed securities that we may purchase may be traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
Some of our assets will be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.
A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.
Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of our portfolio investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our portfolio investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Competition with third parties in acquiring and originating investments may reduce our profitability and the return on our common stock.
We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on more generous terms than our competitors, our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investments.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
•	that our co-venturer or partner in an investment could become insolvent or bankrupt;
•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or
•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner. In addition, disagreements or disputes between us and our co-venturer or partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of both commercial real estate and residential real estate properties. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of a default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.
Insurance may not cover all potential losses on mortgaged commercial properties which may impair our security and harm the value of our assets.
We will require that each of the borrowers under our commercial mortgage loan investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. We may not require borrowers to obtain terrorism insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might impair our security and decrease the value of the property.
With respect to mortgaged commercial properties, options and other purchase rights may affect value or hinder recovery.
A borrower under certain commercial mortgage loans may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related mortgaged property. These rights may impede our ability to sell the related mortgaged property at foreclosure or may adversely affect the value or marketability of the property.
If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We will value our potential investments based on yields and risks, taking into account estimated future losses on the commercial real estate loans and the mortgaged property included in the securitization’s pools or select commercial real estate equity investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
The leases on the properties underlying our investments may not be renewed on favorable terms.
The properties underlying our investments could be negatively impacted by the deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenants’ ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely effected.

A borrower’s form of entity may cause special risks or hinder our recovery.
Since most of the borrowers for our commercial real estate loan investments will most likely be legal entities rather than individuals, our risk of loss may be greater than originators of mortgage loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities generally do not have personal assets and creditworthiness at stake. As a result, the bankruptcy of one of our borrowers, or a general partner or managing member of that borrower, may impair our ability to enforce our rights and remedies under the related mortgage.
We are exposed to environmental liabilities with respect to properties to which we take title.
In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Risks Related to Our Offering and Our Corporate Structure
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our charter prohibits a person from directly or constructively owning more than 9.8% in value of our outstanding shares or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Additionally, our board of directors may amend our charter to increase the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Limited partners in our operating partnership have the right to vote on certain amendments to the partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interests.

In addition, NorthStar OP Holdings, the holder of special units in our operating partnership, may be entitled to (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The holder of the special units will only become entitled to the compensation after our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8% cumulative, non-compounded annual pretax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 8%.
The investment return of our stockholders may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”); if we become an unregistered investment company, we could not continue our business.
Neither we nor our operating partnership nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We expect that we will not fall under the definition of, and will therefore not be required to register as, an investment company. We intend to make investments and conduct our operations so that we are not required to register as an investment company. The company is organized as a holding company that conducts its businesses primarily through our operating partnership. Both we and our operating partnership intend to conduct our operations so that each of us comply with the 40% test. The securities issued to our operating partnership by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities the operating partnership may own, may not have a value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.

We expect that most of our investments will be held by wholly-owned or majority-owned subsidiaries of our operating partnership and that most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate investments and therefore investments in these types of assets may be limited. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur. We expect that the aggregate value of our operating partnership’s interests in subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of our operating partnership’s (and, therefore, the company’s) total assets on an unconsolidated basis.
In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act, we believe that we may still qualify for an exclusion from registration pursuant to Section 3(c)(6). Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly-owned or majority-owned subsidiaries of our operating partnership.
To ensure that neither we nor any of our subsidiaries, including our operating partnership, are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.
Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program. Our stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our share repurchase program may provide our stockholders with an opportunity to have their shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (ii) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate the share repurchase program at any time upon 10 days notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon 10 business days prior written notice. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and our stockholders may not be able to sell any of their shares of common stock back to us pursuant to the share repurchase program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share repurchase program, they may not receive the same price they paid for any shares of our common stock being repurchased.
The offering price of our shares in our continuous public offering was not established on an independent basis; the actual value of our stockholders’ investments may be substantially less than what they pay. Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share in our offering as the estimated value of our shares. Even when determining the estimated value of our shares from and after 18 months after completion of our offering stage, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.
We intend to have our Advisor prepare an annual report of the estimated value of our shares and to include this information in our annual reports on Form 10-K. Until 18 months after we have completed our offering stage, our Advisor has indicated that it intends to use the price paid to acquire a share in our offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares. This approach to valuing our shares may bear little relationship and will likely exceed what our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We will consider our offering stage complete when we are no longer publicly offering equity securities in a continuous offering, whether through our current offering or follow-on public offerings. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our current public offering. Our charter does not restrict our ability to conduct offerings in the future.
When determining the estimated value of our shares from and after 18 months after completion of our offering stage, our Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. We do not currently anticipate obtaining appraisals for our investments and, accordingly, the estimates should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Because our Dealer Manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Our Dealer Manager is one of our affiliates. Because our Dealer Manager is an affiliate, its due diligence review and investigation of us and our prospectus for our continuous public offering cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

The interest of our stockholders in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Potential investors in our continuous public offering do not have preemptive rights to any shares we issue in the future. Under our charter, we have authority to issue a total of 450,000,000 shares of capital stock. Our charter authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares are designated as common stock and 50,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After a stockholder’s purchase of our common stock, our board may elect to (i) sell additional shares in our continuous public offering or future public offerings, (ii) issue equity interests in private offerings, (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional equity interests after a stockholder’s purchase of our common stock, the stockholder’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, our stockholders may also experience dilution in the book value and fair value of their shares.
Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates will perform services for us in connection with the selection, acquisition, origination, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our common stock and will reduce the amount of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute our stockholders’ investments and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our continuous public offering and assuming a $10.00 purchase price for shares sold in the primary offering and a $9.50 purchase price for shares sold under the distribution reinvestment plan, we estimate that we will use 88% to 89% of our gross offering proceeds for investments and the repurchase of shares of our common stock under our share repurchase program.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of our Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. Given our Advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor. Such an internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.
Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our continuous public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
Failure to procure adequate capital and funding would negatively impact our results and may, in turn, negatively affect our ability to make distributions to our stockholders.
We will depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income could reduce our liquidity and our ability to make distributions to our stockholders. We cannot assure our stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on our ability to make distributions.
Although we will not currently be afforded the protection of certain provisions of the MGCL relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder and thereafter may only be approved by two supermajority votes of our stockholders. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. These provisions may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the MGCL could provide similar anti-takeover protection.

Our charter includes an anti-takeover provision that may discourage a person from launching a mini-tender offer for our shares.
Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended, or the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 15 business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.
Federal Income Tax Risks
Failure to qualify as a REIT would subject us to federal income tax and reduce our net earnings available for investment or distribution.
We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
If we fail to qualify as a REIT for any taxable year after electing REIT status, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. In addition, we will be subject to federal income tax on our taxable income at corporate rates. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
Stockholders who participate in our distribution reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, these stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, the stockholder may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•	If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce the overall return to our stockholders.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.
We also will not be able to use securitization structures that would create taxable mortgage pools, other than in a taxable REIT subsidiary.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries.

If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT.
Our investments in debt instruments may cause us to recognize “phantom income” for federal income tax purposes even though no cash payments have been received on the debt instruments.
Our operating partnership may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. If these debt instruments provide for “payment-in-kind” (“PIK”) interest, we may recognize “original issue discount” for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with original issue discount to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the original issue discount at the time it was modified.
In general, the operating partnership will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, the operating partnership may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, the operating partnership may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
As a result of these factors, there is a significant risk that the operating partnership may recognize and allocate to us substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
To maintain our REIT status, we may be forced to make in-kind distributions or borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of our stockholders’ investments or could result in their tax liability exceeding the cash they receive.
To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (ii) the effect of non-deductible capital expenditures, (iii) the creation of reserves or (iv) required debt amortization payments.

In order to meet the distribution requirements, it might be necessary to arrange for short-term, or possibly long-term, borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our stockholders’ investments. In the event in-kind distributions are made, our stockholders’ tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to our stockholders during such year. Stockholders will be taxed on their allocable share of our taxable income whether or not they actually receive cash distributions from us.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Not applicable.

Item 3.	Legal Proceedings
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share in our “best efforts” primary offering and a $9.50 purchase price for shares sold under our distribution reinvestment plan. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board does have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).
Stockholders
As of March 24, 2011, we had 664 stockholders of record.
Distributions
For the period from January 1, 2010 to October 18, 2010, NSIO REIT paid cumulative cash distributions to the stockholders’ of record of $1,000,924.
On September 8, the board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for (1) October for the period commencing October 18, 2010 and ending October 31, 2010, (2) November for the period commencing November 1, 2010 and ending November 30, 2010 and (3) December for the period commencing December 1, 2010 and ending December 31, 2010. The October, November and December distributions were paid in cumulative amounts on November 8, 2010, December 8, 2010 and January 10, 2011, respectively, and totaled $226,681. At December 31, 2010 recorded in distribution payable was $164,272 related to the approved December cash distribution which was paid in January 2011.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once we establish an estimated value per share, shares issued pursuant to the distribution reinvestment plan will be priced at the estimated value per share of our common stock, as determined by the Advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. The offering stage will be considered complete when we are no longer publicly offering equity securities—whether through the Offering or follow-on public offerings—and have not done so for 18 months. No selling commissions or Dealer Manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants. For the period commencing October 18, 2010 and ending December 31, 2010, the Company issued 6,214 shares totaling $59,032 of gross offering proceeds pursuant to the DRP. At December 31, 2010, recorded in distribution payable was $44,321 related to the approved December cash distribution which was reinvested pursuant to the DRP in January 2011.
Share Repurchase Program
We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of the board of directors.
Recent Sales of Unregistered Securities
On July 19, 2010, each of our three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. The restricted stock will generally vest over four years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of (i) the termination of the independent director’s service as a director due to his or her death or disability, or (ii) a change in control. Such shares were granted without registration under the Securities Act of 1933, as amended, (or, the Securities Act) in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.
On October 18, 2010, we completed the Merger Transaction with NSIO REIT. 2,828,552 shares of NSIO REIT, par value $0.01 per share, issued and outstanding immediately prior to the Merger Transaction were converted into 2,897,694 shares of our common stock, par value $0.01, at a conversion rate of 1.02444444 shares of our stock for every one share of NSIO REIT stock. Such shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

Use of Proceeds from Registered Securities
On July 19, 2010, our Registration Statement on Form S-11 (File No. 333-157688), covering our offering of up to 100,000,000 shares of common stock in our primary offering and 10,526,315 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act and we retained our Dealer Manager, an affiliate of ours, to serve as the dealer manager of the Offering. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers. The 10,526,315 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $100 million, or $9.50 per share.
As of December 31, 2010, we had sold the following securities in our Offering for the following aggregate offering prices:
•	274,506 shares, equal to $2,697,040 in aggregate gross offering proceeds, in our “best efforts” offering; and

•	6,214 shares, equal to $59,032 in aggregate gross offering proceeds, pursuant to the DRP.
In the aggregate, as of December 31, 2010, we had sold 256,681 shares resulting in gross proceeds of $2,556,068 excluding the 24,039 shares purchased by NRFC Sub-REIT Corp preceding the commencement of our Offering.
As of December 31, 2010, we have incurred the following offering costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount

Offering costs to related parties	$260,678

Item 6.	Selected Financial Data
The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, each included elsewhere in this Form 10-K.

		Period from
		January 26, 2009
	Year Ended	(inception) to
	December 31, 2010	December 31, 2009
Statements of Operations Data:
Revenues:
Interest income	$1,484,691	$94,795

Total revenues	1,484,691	94,795
Expenses:
Interest expense	799,911	—
Advisory fees — related party	53,760	—
Auditing and professional fees	238,059	—
General and administrative expenses	687,282	—

Total expenses	1,779,012	—

(Loss)/income from operations	(294,321)	94,795
Realized gain on investments	199,604	—
Unrealized gain on investments	1,724,637	587,096

Consolidated net income	1,629,920	681,891
Net income attributable to the non-controlling interest	328	1,361

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,629,592	$680,530

Net income per share of common stock, basic / diluted	$0.77	$5.98

Common stock distributions declared per share	$0.44	$—

Weighted average number of shares of common stock outstanding:	2,104,915	113,828

	December 31,
	2010	2009

Balance Sheet Data
Cash	$20,404,832	$55,630
Restricted cash	—	1,815,023
Available for sale securities, at fair value	31,264,331	1,620,000
Total assets	52,077,933	3,498,914
Secured term loans	24,061,212	—
Distribution payable	208,594	—
Related party payable	162,075	—
Other liabilities	—	1,815,023
Non-controlling interests	4,234	3,361
Total equity	27,552,253	1,683,891
Total liabilities and equity	$52,077,933	$3,498,914

		Period from
		January 26, 2009
	Year Ended	(inception) to
	December 31, 2010	December 31, 2009

Other Data:
Cash Flow from:
Operating activities	$1,423,328	$53,630
Investing activities	(27,763,765)	(1,000,000)
Financing activities	46,689,639	1,002,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report.
Organization and Overview
We are an externally managed commercial real estate finance company that was formed in January 2009 to invest in and manage a diversified portfolio of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments. We commenced our operations in October 2010 upon the consummation of the Merger Transaction and the elimination of the minimum offering requirement. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. Through our operating partnership we:
•	originate, acquire, and asset manage;
(i)	commercial real estate loans, including senior mortgage loans, subordinate mortgage loans (or B-Notes), mezzanine loans, and participations in such loans;

(ii)	commercial real estate-related debt securities, such as CMBS, CDOs and REIT senior unsecured debt; and

(iii)	select commercial real estate equity investments.
We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on real estate fundamentals.
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
Sources of Operating Revenues
We earn interest income from real estate fixed income securities. We may seek to minimize the impact of floating interest rates by financing floating rate assets with floating rate debt or by hedging fixed rate assets funded with floating rate debt.
Profitability and Performance Metrics
We calculate Adjusted funds from operations (“AFFO”) (see “Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations” for a description of this metric) to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Commercial real estate credit continues to remain scarce and costly for most commercial real estate assets as a result of the economic and capital markets disruptions begun in 2007 by the deterioration of credit in the residential mortgage market which quickly spread throughout the broader capital markets. From the second half of 2007 through most of 2009 the CMBS new issue market came to a virtual standstill. During 2010 approximately $10 billion of new issue CMBS transactions were completed (well below the over $200 billion issued in each of 2006 and 2007), but the underlying commercial mortgages were principally originated with terms that most owners of commercial real estate properties find unattractive or are unable to access. As a result of the scarcity of mortgage debt capital for commercial real estate, we believe there is strong demand for commercial real estate financing that is unmet by existing market participants.

We believe that current economic conditions, high unemployment in the U.S. and general risk aversion to economically sensitive asset classes will prolong the supply/demand imbalance which currently exists for commercial real estate debt capital. These conditions and the ability to underwrite collateral, in many cases at values significantly lower than several years ago, should create very attractive investment opportunities for those investors who have liquidity and expertise to invest in commercial real estate.
In addition, many investors who acquired real estate assets prior to this recent economic recession are devoting substantial resources to managing their investments through the recession and may not currently have the liquidity or personnel to take advantage of current market opportunities. We believe that companies such as ours, with no legacy asset issues, should have a competitive advantage in this market. Although real estate values may decline if economic conditions become worse, we believe that a debt-oriented strategy, where the real estate owner has capital at risk of loss before we lose capital, provides the best risk/return opportunities in our market.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because we believe that understanding these policies is critical to understanding and evaluating our reported financial results. Additionally, these policies may involve significant management judgments and assumptions, or require estimates about matters that are inherently uncertain. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Valuation of Financial Instruments
Proper valuation of financial instruments is a critical component of our financial statement preparation. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (i.e., the exit price).
We categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1:
•	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).
Level 2:
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

Level 3:
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
The fair value of our financial instruments is based on observable market prices when available. Such prices are based on the last sales price on the date of determination, or, if no sales occurred on such day, at the “bid” price at the close of business on such day and if sold short at the “asked” price at the close of business on such day. Interest rate swap contracts will be valued based on market rates or prices obtained from recognized financial data service providers. Generally these prices will be provided by a recognized financial data service provider.
Fair Value Option
The fair value option election allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option election is permitted on an instrument by instrument basis at initial recognition. We determine the fair value of financial assets and financial liabilities for which the fair value option election is made.
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
Revenue Recognition
We recognize interest income from available for sale securities on an accrual basis over the life of the investment on a yield-to-maturity basis.
Basis of Presentation
The following discussion is based upon the historical carryover financial statements of NSIO REIT, the accounting acquirer, for the periods from January 26, 2009 (inception) to December 31, 2009 and from January 1, 2010 to October 18, 2010, the date of the Merger Transaction, and the financial statements of ours, as affected by the Merger Transaction, from October 19, 2010 to December 31, 2010.
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009.
Revenues
Interest Income
Interest income for the year ended December 31, 2010 totaled $1,484,691, representing an increase of $1,389,896, compared to $94,795 for the year ended December 31, 2009. For the year ended December 31, 2010, the $1,389,896 increase in interest income was primarily attributable to the acquisition of two CMBS securities in 2010 totaling $29,616,265, partially offset by the sale of a CMBS security in June 2010 totaling $1,852,500.

Expenses
Interest Expense
Interest expense for the year ended December 31, 2010 totaled $799,911 and represented interest expense on two Term Asset-Backed Securities Loan Facility agreements which were used to finance CMBS acquisitions. We had no such interest expense for the year ended December 31, 2009.
Advisory Fees — Related Party
Advisory fees — related parties for the year ended December 31, 2010 totaled $53,760 and represented asset management fees paid to our Advisor. We had no such advisory fees — related parties for the year ended December 31, 2009.
Audit and Professional Fees
Audit and professional fees for the year ended December 31, 2010 totaled $238,059 and represented audit and tax, legal and consulting fees related to our registration statements, our periodic reporting, insurance consulting and the Merger Transaction. We had no such audit and professional fees for the year ended December 31, 2009.
General and Administrative
General and administrative expenses for the year ended December 31, 2010 totaled $687,282 and represented organizational expenses, transfer agent fees, director and officer insurance, public company expenses, stock based compensation expense and servicer fees. We had no such other general and administrative expenses for the year ended December 31, 2009.
Realized Gain on Investments
Realized gain on investments for the year ended December 31, 2010 totaled $199,604 and represented a realized gain on the sale of a CMBS security. We had no such realized gain on investments for the year ended December 31, 2009.
Unrealized Gain on Investments
Unrealized gain on investments for the year ended December 31, 2010 totaled a gain of $1,724,637, representing an increase of $1,137,541, compared to a gain of $587,096 for the year ended December 31, 2009. The unrealized gain on investments for the year ended December 31, 2010 consisted mark-to-market adjustments of $1,724,637 on two CMBS securities. The unrealized gain on investments for the year ended December 31, 2009 consisted of mark-to-market adjustments of $587,096 on one CMBS security.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our Offering to conduct our operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2010, we had $20,404,832 of cash.
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
Once we have fully invested the proceeds of our Offering, we expect that our debt financing will not exceed 50% of the greater of the cost or fair market value of our investments, although it may exceed this level during our offering stage. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of our tangible assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. In connection with the Merger Transaction, we acquired two CMBS securities, each financed with a TALF, which caused us to exceed the leverage limit in our charter. This acquisition, which was part of the Merger Transaction, was approved by a majority of the NSIO REIT stockholders.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Dealer Manager and our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the Dealer Manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors.
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
Cash flow Analysis
The following discussion is based upon the historical carryover financial statements of NSIO REIT, the accounting acquirer, for the periods from January 26, 2009 (inception) to December 31, 2009 and from January 1, 2010 to October 18, 2010, the date of the Merger Transaction, and the financial statements of ours, as affected by the Merger Transaction, from October 19, 2010 to December 31, 2010.
Net cash flow provided by operating activities was $1,423,328 for the year ended December 31, 2010 compared to net cash provided by operating activities of $53,630 for the year ended December 31, 2009. The principal source of cash for the year ended December 31, 2010 was attributable to new investment activity generating income. The principal source of cash for the year ended December 31, 2009 was attributable to initial investment activity generating income.
Net cash flow used in investing activities was $27,763,765 for the year ended December 31, 2010 compared to net cash used in investing activities of $1,000,000 for the year ended December 31, 2009. The principal use of cash for the year ended December 31, 2010 was the purchase of two CMBS securities. The principal use of cash for the year ended December 31, 2009 was the purchase of one CMBS security.
Net cash flow provided by financing activities was $46,689,639 for the year ended December 31, 2010 compared to net cash provided by financing activities of $1,002,000 for the year ended December 31, 2009. The principal sources of cash for the year ended December 31, 2010 were proceeds from the issuance of common stock and proceeds from two term asset-backed loan facilities. The principal sources of cash for the year ended December 31, 2009 were proceeds from the issuance of common stock.
Recent Developments
On March 23, 2011, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for (1) the full month of April, 2011 (2) the full month of May, 2011 and (3) the full month of June, 2011. The April, May and June distributions will be paid in cumulative amounts to the stockholders of record who are entitled to receive such distributions on May 1, 2011, June 1, 2011 and July 1, 2011, respectively.
Our Sponsor has committed to purchase up to $10 million of shares of our common stock during the two-year period following commencement of our continuous, public offering under certain circumstances in which our distributions exceed our AFFO in order to provide additional funds to support distributions to stockholders. On March 23, 2011, our board of directors approved the sale of 43,439 shares of our common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a Maryland corporation and a subsidiary of the Sponsor, at a price of $9.00 per Share.
For the period from January 1, 2011 to March 24, 2011, we sold 841,976 common shares pursuant to our Offering, generating gross proceeds of $8,404,104.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Non-GAAP Financial Measures
Funds from Operations and Adjusted Funds from Operations
Management believes that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of our company in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.

We calculate AFFO by subtracting from (or adding to) FFO:
•	the amortization or accrual of various deferred costs including equity based compensation; and
•	an adjustment to reverse the effects of unrealized gains/(losses).
Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses. Additionally, FFO and AFFO serve as measures of our operating performance because they facilitate evaluation of our company without the effects of selected items required in accordance with GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.
Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest:

		Period from
		January 26, 2009
	Year Ended	(inception) to
	December 31, 2010	December 31, 2009

Funds from Operations:
Consolidated net income	$1,629,920	$681,891

Funds from Operations	$1,629,920	$681,891

Adjusted Funds from Operations:
Funds from Operations	1,629,920	681,891
Amortization of equity-based compensation	8,439	—
Unrealized (gains)/losses from mark-to-market adjustments	(1,724,637)	(587,096)

Adjusted Funds from Operations	$(86,278)	$94,795

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Real Estate Income Trust, Inc. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm’s reports thereon are included in this Item 8.
INDEX TO FINANCIAL STATEMENTS
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

Page
Reports of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets as of December 31, 2010 and 2009	47

Consolidated Statements of Operations for the year ended December 31, 2010 and for the period from January 26, 2009 (inception) to December 31, 2009	48

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2010 and for the period from January 26, 2009 (inception) to December 31, 2009	49

Consolidated Statements of Cash Flows for the year ended December 31, 2010 and for the period from January 26, 2009 (inception) to December 31, 2009	50

Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Real Estate Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010 and for the period January 26, 2009 through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period January 26, 2009 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 28, 2011

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

Assets
Cash	$20,404,832	$55,630
Restricted cash	—	1,815,023
Available for sale securities, at fair value	31,264,331	1,620,000
Receivables	128,287	8,261
Deferred financing costs, net	46,216	—
Other assets	234,267	—

Total Assets	52,077,933	3,498,914

Liabilities:
Secured term loans	24,061,212	—
Accounts payable and accrued expenses	93,799	—
Distribution payable	208,594	—
Related party payable	162,075	—
Other liabilities	—	1,815,023

Total Liabilities	24,525,680	1,815,023

Equity:
NorthStar Real Estate Income Trust, Inc. stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 3,193,414 and 113,828 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	31,934	1,138
Additional paid-in capital	26,775,538	998,862
Retained earnings	740,547	680,530

Total NorthStar Real Estate Income Trust, Inc. stockholder’s equity	27,548,019	1,680,530
Non-controlling interest	4,234	3,361

Total equity	27,552,253	1,683,891

Total liabilities and equity	$52,077,933	$3,498,914

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from January 26,
	Year Ended	2009 (inception) to
	December 31, 2010	December 31, 2009

Revenues and other income:
Interest income	$1,484,691	$94,795

Total revenues	1,484,691	94,795
Expenses:
Interest expense	799,911	—
Advisory fees — related party	53,760	—
Auditing and professional fees	238,059
General and administrative expenses	687,282	—

Total expenses	1,779,012	—

(Loss)/income from operations	(294,321)	94,795
Realized gain on investments	199,604	—
Unrealized gain on investments	1,724,637	587,096

Consolidated net income	1,629,920	681,891
Net income attributable to the non-controlling interests	328	1,361

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,629,592	$680,530

Net income per share of common stock, basic / diluted	$0.77	$5.98

Weighted-average number of shares of common stock outstanding, basic / diluted	2,104,915	113,828
See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Additional		Total Company's		Total
	Common		Paid-in	Retained	Stockholders'	Non-Controlling	Stockholders'
	Stock	Amount	Capital	Earnings	Equity	Interest	Equity
Balance, January 26, 2009 (Date of Inception)	—	$—	$—	$—	$—	$—	$—

Proceeds from issuance of common stock	113,828	1,138	998,862	—	1,000,000	—	1,000,000
Non-controlling interest contributions	—	—	—	—	—	2,000	2,000
Consolidated net income	—	—	—	680,530	680,530	1,361	681,891

Balance, December 31, 2009	113,828	$1,138	$998,862	$680,530	$1,680,530	$3,361	$1,683,891

Activity prior to the merger:
Proceeds from issuance of common stock	3,669,919	36,699	35,032,407	—	35,069,106	—	35,069,106
Cost of capital	—	—	(3,459,410)	—	(3,459,410)	—	(3,459,410)
Stock distribution reinvestment	7,915	79	74,262	—	74,341	—	74,341
Distribution paid	—	—	—	(1,075,268)	(1,075,268)	—	(1,075,268)
Shares redeemed for cash	(893,968)	(8,939)	(8,233,445)	—	(8,242,384)	—	(8,242,384)

Balance as of October 18, 2010	2,897,694	$28,977	$24,412,676	$(394,738)	$24,046,915	$3,361	$24,050,276

Shares of the accounting acquiree*	39,039	390	62,326	—	62,716	545	63,261
Proceeds from issuance of common stock	250,467	2,505	2,493,805	—	2,496,310	—	2,496,310
Cost of capital	—	—	(260,678)	—	(260,678)	—	(260,678)
Stock distribution reinvestment	6,214	62	58,970	—	59,032	—	59,032
Distribution paid	—	—	—	(285,713)	(285,713)	—	(285,713)
Distribution declared	—	—	—	(208,594)	(208,594)	—	(208,594)
Amortization of equity based compensation	—	—	8,439	—	8,439	—	8,439
Net income	—	—	—	1,629,592	1,629,592	328	1,629,920

Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$740,547	$27,548,019	$4,234	$27,552,253

*	Northstar Real Estate Income Trust, Inc. the surviving legal entity issued 24,039 shares for its initial capitalization and 15,000 shares to its Board of Directors prior to the merger with NSIO REIT.
See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from January 26,
	Year Ended	2009 (inception) to
	December 31, 2010	December 31, 2009

Cash flows from operating activities:
Consolidated net income	$1,629,920	$681,891
Adjustments to reconcile net income to net cash used in operating activities
Amortization of premium (discount) on securities	43,675	(32,904)
Amortization of deferred financing costs	9,071	—
Realized gain on investment	(199,604)	—
Unrealized gain on investments	(1,724,637)	(587,096)
Equity based compensation	8,439	—
Changes in assets and liabilities
Restricted cash	1,815,023	(1,815,023)
Receivables	(120,026)	(8,261)
Other assets	(234,267)	—
Accounts payable and accrued expenses	51,506	—
Related party payables	144,228	—
Other liabilities	—	1,815,023

Net cash provided by operating activities:	1,423,328	53,630

Cash flows from investing activities:
Acquisition of available for sale securities	(29,616,265)	(1,000,000)
Disposition of available for sale securities	1,852,500	—

Net cash used in investing activities	(27,763,765)	(1,000,000)

Cash flows from financing activities:
Non-controlling interest	—	2,000
Proceeds from issuance of common stock	35,855,949	1,000,000
Cost of capital	(3,702,241)	—
Distributions paid on common stock	(1,227,609)	—
Redemption of common stock	(8,242,385)	—
Financing of secured term debt	24,089,417	—
Repayment of secured term debt	(28,205)	—
Payment of deferred financing costs	(55,287)	—

Net cash provided by financing activities	46,689,639	1,002,000

Net increase in cash	20,349,202	55,630

Cash, beginning of period	55,630	—

Cash, end of period	$20,404,832	$55,630

Supplemental disclosure of cash flow information:
Cash paid for interest	$749,267	$—

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable	$208,594	$—
Accrued cost of capital	$17,847	$—
See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Formation and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed on January 26, 2009, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. The Company was organized primarily to acquire commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the “Advisor”), a Delaware limited liability company, and has no employees.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC, a Delaware limited liability company (the “Special Unit Holder”). The Advisor has invested $1,000 in the OP in exchange for common units and the Special Unit Holder has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”), which is recorded as non-controlling interest in the consolidated balance sheet as of December 31, 2010. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.
The Company’s charter provides for the issuance of up to 400,000,000 shares of common stock with a par value $0.01 per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On February 19, 2009, the Company was initially capitalized through the sale 24,039 shares of common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of NorthStar Realty Finance Corp. (the “Sponsor”), for $200,004.
On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 200,000 shares (the “Minimum Number of Shares”) and a maximum of 110,526,315 shares of common stock for sale to the public (the “Offering”), of which 10,526,315 shares would be offered pursuant to the Company’s distribution reinvestment plan. The SEC declared the Company’s registration statement effective on July 19, 2010, and the Company retained NRF Capital Markets, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments.
On October 18, 2010, the Company completed a merger, accounted for as a reverse merger and recapitalization, with NorthStar Income Opportunity REIT I, Inc., a Maryland corporation (“NSIO REIT”) also sponsored by the Sponsor (the “Merger Transaction”). The Company was considered the surviving legal entity and NSIO REIT was considered the accounting acquirer and the surviving accounting entity. As the surviving accounting entity, NSIO REIT’s financial information is presented in these financial statements on a historical carryover basis.
2,828,552 shares of NSIO REIT, par value $0.01 per share, issued and outstanding immediately prior to the Merger Transaction were converted into 2,897,694 shares of the Company’s common stock, par value $0.01, at a conversion rate of 1.02444444 shares of the Company’s stock for every one share of NSIO REIT stock and 893,968 shares of NSIO REIT, par value $0.01 per share, issued and outstanding immediately prior to the Merger Transaction were converted into cash, without interest, in an amount of $9.22 per share. All NSIO REIT stockholders who would otherwise have been entitled to a fractional share of the Company’s shares received cash in an amount equal to such fraction of the Company’s shares based on a conversion price of $9.22. The Company used $8,242,385 of the cash received from NSIO REIT in connection with the closing of the Merger Transaction to satisfy the Company’s obligation to pay the cash consideration and intends to use the remaining cash after payment of transaction expenses for general corporate purposes, including investments consistent with the Company’s investment strategy. On the closing date, 411 NSIO REIT stockholders became stockholders of the Company with each of their shares of NSIO REIT common stock being converted to unregistered shares of the Company’s common stock at the ratio set forth above.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, as a result of the Merger Transaction, the Company eliminated the minimum offering requirement and terminated its escrow agreement with Wells Fargo Bank, N.A.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.
The financial statements presented herein are based upon the historical carryover financial statements of NSIO REIT, the accounting acquirer, for the periods from January 26, 2009 (inception) to December 31, 2009 and from January 1, 2010 to October 18, 2010, the date of the Merger Transaction, and the financial statements of the Company, as affected by the Merger Transaction, from October 19, 2010 to December 31, 2010.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its majority owned subsidiaries, which are controlled by the Company. All significant intercompany balances have been eliminated in consolidation.
Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash
The Company’s cash balance may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of December 31, 2010.
Fair Value Measurements
Fair value is used to measure many of the Company’s financial instruments. The fair value of these financial instruments is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
Fair Value Option
The fair value option election allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made are recognized in earnings as they occur. The fair value option election is permitted on an instrument by instrument basis at initial recognition. The Company determines the fair value of financial assets and financial liabilities for which the fair value option election is made.
Available for Sale Securities
The Company determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale securities. The Company determines the fair value of its available for sale securities pursuant to the fair value guidance.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
The Company recognizes interest income from available for sale securities on an accrual basis over the life of the investment on a yield-to-maturity basis.
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
Organization and offering costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred and offering costs will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.
Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such, commencing with the taxable year ending December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
Recent Accounting Pronouncements
In January 2010, the FASB issued guidance requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted by the Company for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2010, the FASB issued guidance requiring the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted the guidance upon issuance in December 2010 and has provided such pro forma revenue and earnings disclosures in Note 11, Pro Forma Information. The adoption of the guidance did not have a material impact on our consolidated financial statements.
3. Fair Value of Financial Instruments
Fair Value Measurements
Fair Value Hierarchy
The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. government and agency securities, and certain other sovereign government obligations).

Level 2.	Financial assets and liabilities whose values are based on the following:

	a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);

	b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

	c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

	d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (for example, certain mortgage loans).

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, beneficial interest in securitizations and long-dated or complex derivatives, including certain foreign exchange options and long-dated options on gas and power).

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Determination of Fair Value
The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results to internally generated pricing models on each asset or liability to validate reasonableness.
The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.
Available for sale securities
When available, the fair value of debt securities available for sale is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. The fair value of Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. The fair value of Level 3 securities is typically based on a single broker quote or the Company’s discounted cash flow analysis.
Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2010 by level within the fair value hierarchy:

	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

Available for sale securities — CMBS	$—	$31,264,331	$—	$31,264,331
The following table presents additional information about the Company’s available for sale securities which were measured at fair value on a recurring basis during the year ended December 31, 2010 for which the Company utilized Level 3 inputs to determine fair value:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Available
for Sale
Securities
Beginning balance:	$1,620,000
Total net transfers into/out of Level 3	—
Purchases, sales, issuance and settlements, net	(1,819,604)
Less: total losses and premium/discount amortization (realized or unrealized):
Included in earnings	—
Included in other comprehensive loss	—
Plus: total gains and premium/discount amortization (realized or unrealized):
Included in earnings	199,604
Included in other comprehensive loss	—

Ending balance	$—

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$—
At December 31, 2010, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.
Fair Value Option
The Company has elected to apply the fair value option of accounting for available for sale securities for the purpose of enhancing the transparency of its financial condition.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option may be elected on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.
The following table sets forth the Company’s financial instruments as of December 31, 2010 for which the fair value option was elected:

Financial Instruments, at Fair Value

Available for sale securities	$31,264,331

The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

		Amount
	Fair Value at	Due Upon
	December 31, 2010	Maturity	Difference

Available for sale securities — CMBS	$31,264,331	$28,856,000	$2,408,331
For the period ended December 31, 2010, the Company recognized a net gain of $1,724,637 as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain on investments in the Company’s consolidated statement of operations.
4. Term Asset-Backed Loan Facilities
On January 28, 2010, the Company entered into a non-recourse Term Asset-Backed Securities Loan Facility (“TALF”) agreement with the Federal Reserve Bank of New York in the amount of $11,639,417, bearing interest at a fixed rate of 3.73%. Interest is payable monthly and principal is due at maturity on January 28, 2015. The proceeds were used to finance a AAA-rated Commercial Mortgage Back Security (“CMBS”) in the amount of $14,093,609 and a face value of $13,856,000. At December 31, 2010, the carrying amount of this TALF was $11,629,213.
On February 25, 2010, the Company entered into a non-recourse TALF agreement with the Federal Reserve Bank of New York in the amount of $12,450,000, bearing interest at a fixed rate of 3.69%. Interest is payable monthly and principal is due at maturity on February 25, 2015. The proceeds were used to finance a AAA-rated CMBS in the amount of $15,522,656 and a face value of $15,000,000. At December 31, 2010, the carrying amount of this TALF was $12,431,999.
5. Related Party Arrangements
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
Prior to the merger, organization and offering costs (other than selling commissions and the dealer manager fee) of the accounting acquirer were being paid by the Advisor or its affiliates, subject to reimbursement. These fees were reimbursable up to a maximum of $1,000,000, which is 1.0% of the maximum gross offering proceeds of $100,000,000 or a minimum of $60,000. The accounting acquirer reimbursed $350,816 of these cost to the Advisor for the period of January 1, 2010 through October 18, 2010, (date of the Merger transaction), with no additional reimbursements required by the accounting acquirer.
Upon completion of the merger transaction, the Company will reimburse the Advisor for organization and offering costs up to a maximum of $15,000,000, which is 1.5% of the maximum gross offering proceeds of $1,000,000,000, or a minimum of $60,000 if the maximum offering proceeds are not met and the minimum offering of $2,000,000 is raised. The Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees and to the extent they exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company.
As of December 31, 2010, the Advisor has incurred organization and offering costs of $2,773,580 on behalf of the Company. The Company raised net equity of $2,235,632 subsequent to the merger and has recorded the minimum allowable reimbursement of organization and offering cost, $60,000 to the Advisor. The $60,000 payable to the advisor is recorded in due to related parties in the Company’s consolidated balance sheet, of which $42,151 is included in general and administrative expenses in the Company’s consolidated statement of operations and $17,849 of which is recorded as a reduction of stockholders equity in the Company’s consolidated statement of stockholders’ equity for the year ended and as of December 31, 2010. Additional organization and offering costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred and offering costs will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Advisor also receives an acquisition fee equal to 1% of the amount funded by the Company to acquire or originate commercial real estate loans or the amount invested in the case of other real estate investments including any acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2010, no such fees were incurred by the Company.
The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of the Company’s investments in joint ventures, including acquisition fees, acquisition and origination expenses and any debt attributable to such investments, less any principal repaid by borrowers on the Company’s debt investments (or the Company’s proportionate share thereof in the case of debt investments made through joint ventures). For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of each commercial real estate loan, commercial real estate-related debt security or select commercial real estate equity investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a loan or other debt-related investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1% of the principal amount of the loan or debt-related investment prior to such transaction or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. As of December 31, 2010, the Company has incurred $53,760 which was recorded in advisory fees-related party in the consolidated statement of operations.
The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of its average invested assets or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly and will true-up the calculation at the end of the twelve month period. As of December 31, 2010, the Advisor has incurred operating expenses of $588,549 on behalf of the Company. Based upon the quarterly calculation the Company has accrued $92,898 of these costs as due to related parties in the consolidated balance sheet and which are included in audit and professional fees and other general and administrative expenses in the consolidated statement of operations in the Company’s consolidated financial statements as of and for the year ended December 31, 2010.
NRF Capital Markets, LLC
Pursuant to a dealer manager agreement, the Company will pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the distribution reinvestment plan. For the year ended December 31, 2010, the Company incurred $2,475,920 in selling commissions and dealer manager fees, which are recorded as a cost of capital in the consolidated statements of stockholders’ equity.
6. Stockholders’ Equity
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
For the period from October 18, 2010 through December 31, 2010, the Company sold 250,468 shares of common stock generating net proceeds of $2,235,632, excluding 6,214 shares issued pursuant to the Company’s distribution reinvestment plan.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had 3,193,414 and 113,828 shares of common stock outstanding as of December 31, 2010 and December 31, 2009, respectively.
Distributions
For the period from January 1, 2010 to October 18, 2010, NSIO REIT paid cumulative cash distributions to the stockholders’ of record of $1,000,924.
On September 8, the board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for (1) October, for the period commencing October 18, 2010 and ending October 31, 2010, (2) November, for the period commencing November 1, 2010 and ending November 30, 2010 and (3) December, for the period commencing December 1, 2010 and ending December 31, 2010. The October, November and December distributions were paid in cumulative amounts on November 8, 2010, and December 8, 2010, respectively, and totaled $226,681. At December 31, 2010 recorded in distribution payable was $164,272, related to the approved December cash distribution which was paid in January 2011.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan (the “DRP”) through which future common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the distribution reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities—whether through the Offering or follow-on public offerings—and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants. For the period commencing October 18, 2010 and ending December 31, 2010, the Company issued 6,214 shares totaling $59,032 of gross offering proceeds pursuant to the DRP. At December 31, 2010, recorded in distribution payable was $44,321 related to the approved December cash distribution which was reinvested pursuant to the DRP in January 2011.
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
7. Equity-Based Compensation
Directors Shares
On July 19, 2010, each of the accounting acquiree’s three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. The non-vested stock will generally vest over four years; provided, however, that the non-vested stock will become fully vested on the earlier occurrence of (i) the termination of the independent director’s service as a director due to his or her death or disability, or (ii) a change in control of the Company. The total compensation cost recognized in connection with the granting of the non-vested stock is $135,000, which will be recorded in earnings ratably over the four year vesting period. Prior to the merger, the accounting acquiree recognized $6,654 of compensation expense and subsequent to the merger the Company recognized $8,439 of compensation expense for the year ended December 31, 2010, which was recorded in general and administrative expenses in the consolidated statement of operations.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
8. Commitments and Contingencies
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
9. Fair Value of Financial Instruments
The following disclosures of estimated fair value were determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
As of December 31, 2010 and 2009, accounts receivable and accounts payable reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities are carried on the balance sheet at their estimated fair value.
As of December 31, 2010, the estimated fair value of the Company’s TALFs was approximately $24,976,000. The estimated fair value is based on interest rates available at December 31, 2010, for issuance of debt with similar terms and remaining maturities. The estimated fair value of the Company’s TALFs is not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Non-controlling Interest
Operating Partnership
Non-controlling interest represents the aggregate limited partnership interests (“OP Units”) in the Operating Partnership held by limited partners (the “Special Unit Holders”). Income allocated to the non-controlling interest is based on the Special Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Special Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the “Common Shares” or “Share”) or OP Units changes the percentage ownership of both the Special Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. Income allocated to the operating partnership non-controlling interest for the years ended December 31, 2010 and 2009 was $328 and $1,361, respectively.
11. Pro Forma Information
The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively, adjusted to give effect of the Merger Transaction as of January 26, 2009 and reflects the merger of NSIO REIT which is accounted for as a reverse acquisition and recapitalization:

		Period From
	Year	January 26, 2009
	Ended	(inception) to
	December 31,	December 31,
	2010	2009
Pro Forma revenues	$1,484,281	$94,795
Pro Forma gains	1,924,421	587,096

Pro Forma net income	1,483,635	680,530

Pro Forma net income per common share—basic/diluted	$0.72	$6.12

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Merger Transactions occurred January 26, 2009, nor does it purport to represent the results of future operations.
Included in the accompanying consolidated statement of operations for the year ended December 31, 2010 is a net loss of $145,957 related to the Company before giving affect to the Merger Transaction.
12. Subsequent Events
On March 23, 2011, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for (1) the full month of April, 2011 (2) the full month of May, 2011 and (3) the full month of June, 2011. The April, May and June distributions will be paid in cumulative amounts to the stockholders of record who are entitled to receive such distributions on May 1, 2011, June 1, 2011 and July 1, 2011, respectively.
The Sponsor has committed to purchase up to $10 million of shares of the Company’s common stock during the two-year period following commencement of its continuous, public offering under certain circumstances in which the Company’s distributions exceed its AFFO in order to provide additional funds to support distributions to stockholders. On March 23, 2011, the Company’s board of directors approved the sale of 43,439 shares of the Company’s common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a Maryland corporation and a subsidiary of the Sponsor, at a price of $9.00 per Share.
For the period from January 1, 2011 to March 24, 2011, we sold 841,976 common shares pursuant to our Offering, generating gross proceeds of $8,404,104.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors and Executive Officers and Corporate Governance
General
Our Board presently consists of four members. At the annual meeting, stockholders will vote on the election of Messrs. David T. Hamamoto, Jonathan T. Albro, Charles W. Schoenherr and Jack F. Smith, Jr., for a one-year term ending at the 2012 annual meeting of stockholders and until their successors are duly elected and qualify.
The director nominees listed below are leaders in business and real estate and financial communities because of their intellectual acumen and analytic skills, strategic vision and their records of outstanding accomplishments over a period of decades. Each has been chosen to stand for re-election in part because of his or her ability and willingness to understand our unique challenges, and evaluate and implement our strategies.
Set forth below are each director nominee’s name and age as of the date of this Form 10-K and his principal occupation, business history and public company directorships held during the past five years. Each of our director nominees currently serves on the Board and was initially appointed to the Board on January 12, 2010, with the exception of Mr. Hamamoto, who has served as one of our directors since our incorporation on January 26, 2009.
Current Directors Who are Nominees for Re-election

Name	Age
David T. Hamamoto	51
Jonathan T. Albro	48
Charles W. Schoenherr	51
Jack F. Smith, Jr.	59
David T. Hamamoto. David T. Hamamoto is our Chairman and Chief Executive Officer. Mr. Hamamoto has served as Chairman of our sponsor since October 2007 and as its President and Chief Executive Officer since October 2004. In addition, Mr. Hamamoto has served as Chief Executive Officer and Chairman of NorthStar Senior Care and its advisor since October 2010. Mr. Hamamoto oversees the operations of our sponsor, NorthStar Senior Care and our company. In July 1997, Mr. Hamamoto co-founded NorthStar Capital, the predecessor company to our sponsor, for which he served as Co-Chief Executive Officer until October 2004. From July 1983 to July 1997, Mr. Hamamoto worked for Goldman, Sachs & Co. where he was co-head of the Real Estate Principal Investment Area and a general partner of the firm between February 1994 and June 1997. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto currently serves as Executive Chairman of the Board of Directors of Morgans Hotel Group Co. (NYSE: MHGC), a publicly-traded global hotel management and ownership company focused on the boutique sector. Mr. Hamamoto holds a Bachelor of Science. from Stanford University in Palo Alto, California, and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania in Philadelphia, Pennsylvania.

Consideration for Recommendation: We believe that Mr. Hamamoto’s broad and extensive experience in the real estate investment and finance industries and his service as President and Chief Executive Officer for our sponsor and its predecessor for over ten years supports his appointment to our board of directors.
Jonathan T. Albro. Jonathan T. Albro is one of our independent directors and a member of our audit committee. He is Chief Executive Officer and Managing Partner of Penn Square Real Estate Group, LLC, which he founded in September 2006. At Penn Square Real Estate Group, LLC, he is responsible for strategy, operations, marketing, and finance and fundraising. From April 2005 to August 2006, Mr. Albro served as Executive Vice President, National Sales Manager of Cole Capital Markets, Inc., or CCM, and Senior Vice President of Cole Capital Corporation, or CCC. He was responsible for the growth and management of CCM, a distribution company focused on Cole’s suite of real estate offerings in addition to serving on CCC executive committee. From September 2001 to April 2005, Mr. Albro served as Executive Vice President and National Sales Manager of MetLife Investors, Inc., a wholly-owned subsidiary of Met Life. He was responsible for sales and distribution of MLI Retirement products through financial intermediaries. In all, Mr. Albro has over 15 years of experience in the broker-dealer industry. Mr. Albro holds a Bachelor of Science from State University of New York in Fredonia, New York.
Consideration for Recommendation: We believe that Mr. Albro’s knowledge of and nearly 15 years of experience in the broker-dealer industry supports his appointment to our Board.
Charles W. Schoenherr. Charles W. Schoenherr is one of our independent directors and a member of our audit committee. Mr. Schoenherr serves as Chief Investment Officer of Broadway Partners Fund Manager, LLC, a position he has held since January 2011. Broadway Partners Fund Manager, LLC is a private real estate investment and management firm that invests in real estate across the U.S. Mr. Schoenherr is responsible for sourcing acquisition opportunities and overseeing property management. From June 2009 until January 2011, Mr. Schoenherr served as President of Scout Real Estate Capital, LLC, a full service real estate firm that focuses on acquiring, developing and operating hospitality assets, where he was responsible for managing and developing the company’s properties, and originating new acquisition and asset management opportunities. Mr. Schoenherr also serves on the Board of Trustees of Iona College and is on its Finance Committee. In addition, he serves on the University of Connecticut’s Real Estate Council. Prior to joining Scout Real Estate Capital, LLC, Mr. Schoenherr was the managing partner of Elevation Capital, LLC, where he advised real estate clients on debt and equity restructuring and performed due diligence and valuation analysis on new acquisitions between November 2008 and June 2009. Between September 1997 and October 2008, Mr. Schoenherr served as Senior Vice President and Managing Director of Lehman Brothers’ Global Real Estate Group. As Managing Director, he was responsible for originating debt, mezzanine and equity transactions on all major property types throughout the United States. During his career he has also held senior management positions with GE Capital Corporation, GE Investments, Inc. and KPMG LLP, where he also practiced as a certified public accountant. Mr. Schoenherr holds a Bachelor of Business Administration in Accounting from Iona College in New Rochelle, New York and a Master of Business Administration in Finance from the University of Connecticut in Stamford, Connecticut.
Consideration for Recommendation: We believe that Mr. Schoenherr’s knowledge of the real estate investment and finance industries, including extensive experience originating debt, mezzanine and equity transactions supports his appointment to our Board.
Jack F. Smith, Jr. Jack F. Smith, Jr. is one of our independent directors and the chairman and financial expert of our audit committee. Mr. Smith was a partner with Deloitte & Touche LLP from June 1984 until August 2009. He served as the head of the firm’s real estate industry practice for Atlanta, Georgia and the Southeast from June 1996 to June 2007. Mr. Smith began his career as an accountant with Deloitte & Touche LLP in 1973, where his responsibilities included audits, due diligence on acquisitions and mergers, business and accounting advice, and assistance in problem resolution. During the course of his career, Mr. Smith has served clients of varying sizes in many different industries, including public and private REITs, real estate developers, merchant builders, real estate investment funds, real estate operating companies and hotels. Mr. Smith is a member of the American Diabetes Association Leadership Council of Georgia, the Tennessee Technological University College of Business Foundation, the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. Mr. Smith holds a Bachelor of Science in Accounting from Tennessee Technological University in Cookeville, Tennessee and a Masters of Business Administration from Emory University in Atlanta, Georgia.

Consideration for Recommendation: We believe that Mr. Smith’s 25 years of experience as a partner with Deloitte & Touche LLP and his service as the head of the firm’s real estate industry practice in Atlanta and the Southeast supports his appointment to our Board.
Corporate Governance Profile
We are committed to good corporate governance practices and, as such, we have adopted the formal corporate governance guidelines and codes of ethics discussed below to enhance our effectiveness.
Code of Ethics
We have adopted a code of corporate ethics relating to the conduct of our business by our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller and other Senior Financial Officers and Board. We intend to maintain the highest standards of honest and ethical business practices and compliance with all laws and regulations applicable to our business. Specifically, among other things, our code of ethics prohibits providing gifts, meals or anything of value to government officials or employees or members of their families without prior approval from the General Counsel. The code is available on our website at www.northstarreit.com under the heading “NorthStar REIT — Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income Trust, Inc., 399 Park Avenue, New York, New York 10022, Attn: General Counsel.
Corporate Governance Guidelines
We have adopted corporate governance guidelines to assist the Board in the exercise of its responsibilities. The guidelines govern, among other things, Board composition, Board member qualifications, responsibilities and education, management succession, and self-evaluation. A copy of the corporate governance guidelines may be found on our website at www.northstarreit.com under the heading “ “NorthStar REIT — Corporate Governance” and are also available without charge to stockholders upon written request to: NorthStar Real Estate Income Trust, Inc., 399 Park Avenue, New York, New York 10022, Attn: General Counsel.
The Audit Committee
The Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, or the Exchange Act. The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process.
The Audit Committee acts under a written charter adopted by our Board that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under the Audit Committee charter, the Audit Committee will always be comprised solely of independent directors. A copy of the Audit Committee charter is available on our website at www.northstarreit.com, under the heading “NorthStar REIT — Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income Trust, Inc., 399 Park Avenue, New York, New York 10022, Attn: General Counsel.
Our Audit Committee held six meetings in 2010. Our Board has determined that each member of the Audit Committee is independent within the meaning of the applicable SEC rules. Even though our shares are not listed on the New York Stock Exchange, or NYSE, our Board has also determined that all of the independent members of our Board are independent under the NYSE rules. The members of the Audit Committee are Messrs. Albro, Schoenherr and Smith. Our Board has determined that independent director Mr. Smith, who chairs our Audit Committee, is an “audit committee financial expert,” as that term is defined by the SEC.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board because we do not plan to pay any compensation to our officers. Our independent directors participate in the consideration of independent director compensation.

Director Independence
Although our shares are not listed on the NYSE, or any other national securities exchange, our Board has affirmatively determined at a meeting held on March 23, 2011, that all of the members of our Board, except Mr. Hamamoto, were independent under the NYSE rules. In determining director independence, the Board reviewed, among other things, whether any transactions or relationships exist currently or, existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, the Board reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. The Board also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.
In addition, we have determined that all of the members of our Board, except David T. Hamamoto, are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, which we refer to as the NASAA Guidelines. Our charter is available on our website at www.northstarreit.com under the heading “NorthStar REIT — Corporate Governance”.
Board Leadership Structure; Meetings of Independent Directors
The Board believes it is important to select our chairman and chief executive officer in the manner it considers to be in our best interests and in the best interests of our stockholders at any given point in time. The members of the Board possess considerable business experience and in-depth knowledge of the issues we face, and are therefore in the best position to evaluate our needs and how best to organize our leadership structure to meet those needs. Accordingly, the chairman and chief executive officer positions may be filled by one individual or by two different individuals. After careful consideration, the Board believes that the most effective leadership structure for us and our stockholders at this time is for Mr. Hamamoto to serve as both our chairman and chief executive officer. Mr. Hamamoto’s combined role as chairman and chief executive officer creates a firm link between management and the Board and provides unified leadership for carrying out our strategic initiatives and business plans. The Board continually evaluates our leadership structure and could in the future decide not to combine the chairman and chief executive officer positions if it believes that doing so would serve our best interests and the best interests of our stockholders.
During the year ended December 31, 2010, the Board met on six occasions. Each director then serving attended all of the aggregate number of meetings of the Board and all committees on which they served.
Stockholder Communications with our Board
Our Board has established the following means for stockholders to communicate concerns to the Board. If the concern relates to our financial statements, accounting practices or internal controls, the concerns should be submitted in writing to the chairman of the Audit Committee at NorthStar Real Estate Income Trust, Inc., 399 Park Avenue, New York, New York 10022, Attn: Secretary. If the concern relates to our governance practices, business ethics or corporate conduct, the concern may be submitted in writing to our Secretary at the above address.
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2010 pursuant to Section 16(a).
Director Nomination Procedures
We do not have a standing nominating committee. Our Board has determined that it is appropriate for us not to have a nominating committee because our Board presently considers all matters for which a nominating committee would be responsible. Each member of our Board participates in the consideration of nominees. While we do not have any minimum qualifications with respect to nominees, our Board considers many factors in connection with each candidate, including judgment, integrity, diversity, prior experience, the value of the candidate’s experience relative to the experience of other board members and the candidate’s willingness to devote substantial time and effort to board responsibilities. Our Board does not have a formal written policy regarding the consideration of diversity in identifying director nominees. Nevertheless, considerations of diversity will continue to be important factors in identifying and recruiting new directors.

Risk Oversight
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Our management team is responsible for our risk exposures on a day-to-day basis by identifying the material risks we face, implementing appropriate risk management strategies that are responsive to our risk profile, integrating consideration of risk and risk management into our decision-making process and, if necessary, promulgating policies and procedures to ensure that information with respect to material risks is transmitted to our Board. Our Board has the responsibility to oversee and monitor these risk management processes by informing itself of material risks and evaluating whether management has reasonable controls in place to address the material risks; the Board is not responsible, however, for defining or managing our various risks. The Board is regularly informed by management of potential material risks and activities related to those risks at Board meetings. The chief executive officer, chief financial officer, chief investment officer, chief operating officer and general counsel generally attend all Board meetings and management is readily available to the Board to address any questions or concerns raised by the Board on risk management and any other matters. Our Board’s oversight of risk has not specifically affected its leadership structure.
Director Attendance at Annual Meeting
Our Corporate Governance Guidelines encourage but do not require our directors to attend the annual meeting of stockholders.
Directors Offer of Resignation Policy
Whenever a member of the Board (i) resigns or is terminated from his or her existing principal employment position or (ii) violates our Code of Business Conduct and Ethics, Corporate Governance Guidelines or any other Company policy applicable to members of the Board, pursuant to our resignation policy, he or she is to offer his or her resignation to the Board for its consideration. The Board will consider the resignation offer, giving due consideration to all relevant factors that the Board deems appropriate under the circumstances, including, without limitation, any rule promulgated under the Exchange Act, and will recommend and approve the action to be taken with respect to the resignation offer.
Chief Executive Officer Succession Plan
Our Chief Executive Officer and Board are responsible for succession planning with respect to selecting a successor to our Chief Executive Officer.

EXECUTIVE OFFICERS
Our executive officers are appointed annually by our Board and serve at the discretion of our Board. Set forth below is information, as of the date of this Form 10-K, regarding our current executive officers:

Name	Age	Position
David T. Hamamoto*	51	Chairman and Chief Executive Officer
Daniel R. Gilbert	41	President and Chief Investment Officer
Lisa Meyer	46	Chief Financial Officer and Treasurer
Albert Tylis	37	Chief Operating Officer, General Counsel and Secretary

*	Biographical information is provided above under “Board of Directors.”
Set forth below is biographical information regarding each of our executive officers.
Daniel R. Gilbert. Daniel R. Gilbert has been our Chief Investment Officer and Executive Vice President since inception and our President and Chief Investment Officer since March 15, 2011. Mr. Gilbert has served as Chief Investment Officer of our sponsor since January 2009 and as an Executive Vice President of our sponsor since its initial public offering in October 2004. Since October 2010, Mr. Gilbert has also served as Chief Investment Officer of NorthStar Senior Care and its advisor. Mr. Gilbert has primary responsibility for the asset management and investment business, including real estate debt and equity investments, of our sponsor, NorthStar Senior Care and our company. From July 2004 until October 2004, Mr. Gilbert served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital, which included responsibility for the oversight of NorthStar Funding, LLC, a joint venture with a single institutional investor organized for the purpose of making investments in real estate-related mezzanine debt. From September 1994 to June 2004, Mr. Gilbert held a number of positions with Merrill Lynch & Co., in its Global Principal Investments and Commercial Real Estate Department. At Merrill Lynch, he was responsible for making principal investments in real estate opportunity funds, mortgage loans, subordinated notes, mezzanine loans, preferred equity, distressed debt and related commercial mortgage-backed securities. Prior to joining Merrill Lynch, he held accounting and legal related positions at Prudential Securities Incorporated between October 1991 and June 2004. Mr. Gilbert received a Bachelor of Arts from Union College in Schenectady, New York.
Lisa Meyer. Lisa Meyer has been our Chief Financial Officer and Treasurer since March 23, 2011. Ms. Meyer has served as the Chief Accounting Officer of our sponsor since January 2005. Prior to joining our sponsor in January 2005, Ms. Meyer was a senior manager at Ernst & Young LLP in the Real Estate Assurance Services Practice. While at Ernst & Young LLP, Ms. Meyer was responsible for audit engagements, agreed upon procedure engagements, and accounting consultations. Her clients were public REITs and real estate investment funds. Ms. Meyer is a CPA and holds a Bachelor of Arts in Accounting and Economics from Queens College in Flushing, New York.
Albert Tylis. Albert Tylis is our Chief Operating Officer, General Counsel and Secretary. Mr. Tylis has served as the Chief Operating Officer of our sponsor since January 2010 and the General Counsel, Secretary and an Executive Vice President of our sponsor since April 2006. In addition, Mr. Tylis has served as General Counsel and Secretary of NorthStar Senior Care and its advisor since October 2010. Mr. Tylis is responsible for overseeing the real estate securities investment activities of our sponsor, NorthStar Senior Care and our company, the legal department of our sponsor and legal matters relating to NorthStar Senior Care and our company. Prior to joining our sponsor in August 2005, Mr. Tylis was the Director of Corporate Finance and General Counsel of ASA Institute and from September 1999 through February 2005, Mr. Tylis was a senior attorney at the law firm of Bryan Cave LLP, where he was a member of the Corporate Finance and Securities Group, the Transactions Group, the Banking, Business and Public Finance Group, and supported the firm’s Real Estate Group. Mr. Tylis holds a Bachelor of Science from the University of Massachusetts at Amherst and a Juris Doctor from Suffolk University Law School in Boston, Massachusetts.

Item 11.	Executive Compensation
We currently have no employees. Our day-to-day management functions are performed by NS Real Estate Income Trust Advisor, LLC and related affiliates. Our executive officers are all employees of NS Real Estate Income Trust Advisor, LLC and our sponsor, NorthStar Realty Finance Corp. We do not pay any of these individuals for serving in their respective positions. See “Certain Relationships and Related Transactions” below for a discussion of fees paid to NS Real Estate Income Trust Advisor, LLC and other affiliated companies.

DIRECTOR COMPENSATION
Non-Employee Directors
Each of our non-employee directors is paid an annual director’s fee of $45,000. The non-employee director who serves as our Audit Committee chairperson is paid an additional fee of $10,000 per year. Each non-employee director is also paid $2,500 per Board meeting attended and $2,000 per Board committee meeting attended (unless the meeting is telephonic, in which case the nonemployee directors is paid $1,000 if the meeting is less than one hour or $1,500 if the meeting is more than one hour). If a nonemployee director attends a Board meeting and a Board committee meeting on a single day, he shall only receive a meeting fee for the Board meeting attended. Directors who are our officers, including our chairman of the Board, do not receive compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on the Board.
Pursuant to the independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan, we automatically granted to each of our non-employee directors 5,000 shares of restricted common stock in connection with the commencement of our initial public offering. We will also automatically grant to any person who becomes a non-employee director 5,000 shares of restricted common stock on the date such non-employee director is appointed or elected to the Board. In addition, on the date following a non-employee director’s re-election to the Board, he or she will receive 2,500 shares of restricted stock. The restricted stock will generally vest quarterly over four years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of (i) the termination of the independent director’s service as a director due to his or her death or disability, or (ii) a change in our control.
Director Compensation for 2010
The following table provides information concerning the compensation of our non-employee directors for 2010.

	Fees Earned or
Name	Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Jonathan T. Albro	49,250	45,000	94,250
Charles W. Schoenherr	49,250	45,000	94,250
Jack F. Smith, Jr.	58,410	45,000	103,410

Total	156,910	135,000	291,910

(1)	The amounts shown in this column include cash payments for attendance at Board and Audit Committee meetings and annual cash retainers.

(2)	On July 19, 2010, each of our independent directors received 5,000 shares of restricted stock, which will vest quarterly over a four-year period that began on October 1, 2010. As of December 31, each of our independent directors held 312.50 vested shares and 4687.50 unvested shares of restricted stock.
Director Compensation for 2011
In 2011, each of our non-employee directors will be paid an annual director’s fee of $65,000. The non-employee director who serves as our Audit Committee chairperson is paid an additional fee of $10,000 per year. Directors who are our officers, including our chairman of the Board, do not receive compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 24, 2011, the total number and the percentage of shares of our common stock beneficially owned by:
•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, in each case, based solely on, and as of the date of, such person’s filing of a Schedule 13D or Schedule 13G with the SEC. As of March 24, 2011, there were no beneficial owners of more than 5% of our outstanding common stock. The percentages of common stock beneficially owned are based on 4,035,391 shares of our common stock outstanding as of March 24, 2011.

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number(1)	Percentage(1)

NRFC Sub-REIT Corp.	137,867	3.42%

Directors and Executive Officers(2):
David T. Hamamoto	—	—
Daniel R. Gilbert	—	—
Lisa Meyer	—	—
Albert Tylis	—	—
Jonathan T. Albro(3)	5,000	*
Charles W. Schoenherr(3)	5,000	*
Jack F. Smith, Jr. (3)	5,000	*
All directors and officers as a group (8)	15,000	*

*	Less than one percent.

(1)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares (i) “voting power”, which includes the power to vote or to direct the voting of such security, or (ii) “investment power”, which includes the power to dispose of or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	The address of each of the directors and executive officers is 399 Park Avenue, New York, NY 10022.

(3)	Includes 5,000 shares of restricted stock that were granted under our independent director stock plan in connection with the commencement of our initial public offering. The restricted stock will generally vest over four years; provided, however that the restricted stock will become fully vested on the earlier occurrence of (i) the termination of the independent director’s service as a director due to his or her death or disability or (ii) a change in control the Company.

Item 13.	Certain Relationships and Related Transactions and Directors Independence
The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2009 in which more than $120,000 was or will be involved and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Ownership Interests
On February 4, 2009, NRF Sub-REIT Corp., a wholly-owned subsidiary of our sponsor, purchased 24,039 shares of common stock for an aggregate of $200,004.48 and was admitted as our initial stockholder. On March 17, 2010, we formed our operating partnership. On March 17, 2010, we, our advisor, NorthStar Real Estate Income Trust Advisor, LLC, or NS REIT Advisor, and NorthStar OP Holdings, LLC, or NorthStar OP Holdings, an affiliate of NS REIT Advisor, made initial capital contributions to our operating partnership of $200,004.48, $1,000 and $1,000, respectively. We used the proceeds from our sale of stock to our initial stockholder to make our capital contribution to our operating partnership.
NorthStar OP Holdings’ ownership interest in our operating partnership entitles it to a subordinated participation interest in addition to its right to subordinated participation with other limited partners in distributions to limited partners. The subordinated participation interest entitles NS Reit Advisors to receive a cash distribution in the event of (i) the listing of our common stock on a national securities exchange or (ii) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that NorthStar OP Holdings would have been entitled to receive had our operating partnership disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption, provided that our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8% cumulative, non-compounded annual pre-tax return on such invested capital. If the event triggering the redemption is (i) a listing of our shares on a national securities exchange, the enterprise valuation will be calculated based on the average share price of our shares for a specified period or (ii) an underwritten public offering, the enterprise value will be based on the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event is the termination or non-renewal of the advisory agreement other than for cause, the enterprise valuation will be calculated based on an appraisal of our assets.
To date, we have not paid any distributions to NS REIT Advisor pursuant to its subordinated participation interest.
Advisor
NS REIT Advisor supervises and manages our day-to-day operations and selects our real property investments and real estate related investments, subject to oversight by our Board. NS REIT Advisor also provides marketing, sales and client services on our behalf. NS REIT Advisor was formed on January 26, 2009 and is a wholly-owned subsidiary of our sponsor. All of our officers are officers of NS REIT Advisor and our sponsor.

We will pay NS REIT Advisor the following pursuant to an advisory agreement:
•	We will reimburse organization and offering expenses up to 15.0% of the gross proceeds from our primary offering (not to exceed actual expenses incurred by NS REIT Advisor). These expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow agent and transfer agent, charges of our advisor for administrative services related to our formation and the offering, reimbursement of bona fide due diligence expenses of broker-dealers, reimbursement of our advisor for costs in connection with preparing supplemental sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers. For the year ended December 31, 2010, NS REIT Advisor had incurred $2,773,580 of organization and offering costs on our behalf, of which $2,713,580 have not been reimbursed.

•	We will reimburse NS REIT Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the us, subject to the limitation that the we will not reimburse the NS REIT Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of its average invested assets or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the assets for that period. Notwithstanding the above, the we may reimburse the NS REIT Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly and will true-up the calculation at the end of the twelve month period. As of December 31, 2010, NS REIT Advisor has incurred operating expenses of $588,549 on our behalf. Based upon the quarterly calculation we reimbursed NS REIT Advisor $92,898 of these costs.

•	We will reimburse NS REIT Advisor for acquisition expenses actually incurred in connection with the selection, acquisition or origination of an investment, whether or not we ultimately acquire or originate the investment. For the year ended December 31, 2010, NS REIT Advisor had not incurred any acquisition expenses on our behalf.

•	We will pay NS REIT Advisor an acquisition fee of 1% of the amount funded by us to acquire or originate commercial real estate loans or the amount invested in the case of other real estate investments including any acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2010, we had not incurred any acquisition fees to NS REIT Advisor.

•	We will pay NS REIT Advisor monthly asset management fees equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of our investments in joint ventures, including acquisition fees, acquisition and origination expenses and any debt attributable to such investments, less any principal repaid by borrowers on our debt investments (or our proportionate share thereof in the case of debt investments made through joint ventures). For the year ended December 31, 2010, we had incurred $14,051 of asset management fees to NS REIT Advisor.

Our average invested assets for any specified period are equal to the average of the aggregate book value our assets invested, directly or indirectly, in equity interests in real estate and loans before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period. Our net income for any specified period is equal to our total revenues applicable to such period, less the total expenses applicable to such period excluding additions to reserves for depreciation, bad debts or other similar non-cash reserves; provided, however, net income for purposes of calculating total operating expenses pursuant to the 2%/25% Guidelines shall exclude the gain from the sale of our assets.
Within 60 days after the end of any Expense Year for which total operating expenses exceed the 2%/25% Guidelines, we will send our stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. During the Expense Year Ended December 31, 2010, our operating expenses, including general and administrative expenses incurred on our behalf, did not exceed the 2%/25% Guidelines.
Dealer Manager
The dealer manager for our current offering of common stock is NRF Capital Markets, LLC, or NRF Capital, a wholly owned subsidiary of our sponsor. NRF Capital is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc., or FINRA.
As the dealer manager for the offering, NRF Capital is entitled to certain dealer manager fees, selling commissions and reimbursements relating to the offering. Our dealer manager agreement with NRF Capital provides for the following compensation:
•	Selling Commissions—7.0% of gross offering proceeds from the sale of our shares in the primary offering, all of which may be reallowed to participating broker-dealers. From July 19, 2010, the date the SEC declared our offering effective, through December 31, 2010, we incurred selling commissions of $167,722 to NRF Capital.

•	Dealer Manager Fee—3.0% of gross offering proceeds from the sale of our shares in the primary offering, a portion of which may be reallowed to participating broker-dealers. From July 19, 2010, the date the SEC declared our offering effective, through December 31, 2010, we incurred dealer manager fees of $75,107 to NRF Capital.
Borrowing Policies
We may not borrow money from our sponsor, directors, NS REIT Advisor or any of their affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in such transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances.
Policies Governing Related Person Transactions
In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our sponsor, NS REIT Advisor, our directors or their respective affiliates. The types of transactions covered by these policies are described in detail in our prospectus dated July 19, 2010, as amended, under the heading “Conflicts of Interest—Certain Conflict Resolution Restrictions and Procedures.” Under the restrictions, these transactions must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.

In addition to the provisions in our charter restricting related-party transactions, our board of directors has adopted the following policies prohibiting us from entering into certain types of transactions with our directors, our advisor, our sponsor or any of their affiliates in order to further reduce the potential for conflicts inherent in transactions with affiliates. Pursuant to these conflicts of interest policies, we will not sell or lease any investments to, or acquire or lease any investments from, our directors, our advisor, our sponsor or any of their affiliates. We may, however, purchase an investment from our sponsor or its affiliate in the event that our sponsor or its affiliate initially acquires an investment that is suitable for us at a time when we are unable to do so, with the intention of providing us the opportunity to acquire the investment at a later date when we are able to acquire the investment. As required by our charter, we will not purchase investments from our sponsor or its affiliate in these circumstances without a determination by a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our sponsor or its affiliate. In addition, pursuant to these conflicts of interest policies, we will neither make any loans to our directors, our sponsor, our advisor or any of their affiliates nor borrow money from our directors, our sponsor, our advisor or any of their affiliates. We will not amend these policies unless a majority of our board of directors (including a majority of the independent directors) approves the amendment following a determination that the amendment is in the best interests of our stockholders.
We have also adopted a Code of Ethics that applies to each of our officers and directors and each of the officers, managers, principals and real estate professionals of our sponsor and NS REIT Advisor, whom we refer to as covered persons. The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our sponsor, NS REIT Advisor and their affiliates. The Audit Committee shall have the sole discretion to approve any deviation or waiver from or amendments to this Code and any such waiver must be promptly disclosed to stockholders. A copy of the Code of Ethics is available on our website at www.northstarreit.com under the heading “NorthStar REIT — Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income Trust, Inc., 399 Park Avenue, New York, New York 10022, Attn: General Counsel.

Item 14.	Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered for the Company by Grant Thornton LLP for the fiscal years ended December 31, 2009 and December 31, 2010 were as follows:

Type of Fee	2009	2010
Audit Fees	$130,750	$159,600
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$130,750	$159,600
Fees for audit services for the fiscal years ended December 31, 2009 and December 31, 2010 include fees associated with the annual audits for such years, including the quarterly review of the Form 10-Qs for the three month periods ended June 30, 2010 and September 30, 2010, the examination of our Annual Report on Form 10-K and for other attest services, including issuance of consents and review of the Company’s registration statements on Form S-11 and other documents filed by the Company with the SEC.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	and (c) Financial Statement and Schedules—see Index to Financial Statements and Schedules included in Item 8.
(b)	Exhibits

Exhibit
Number		Description
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
10.10
Agreement and Plan of Merger Between NorthStar Real Estate Income Trust, Inc. and NorthStar Income Opportunity REIT I, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2010 and incorporated herein by reference)

10.11
Amendment No. 1 to Advisory Agreement, dated February 24, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp (filed as Exhibit 10.1 to the Company’s Current Report on form 8-K filed on March 2, 2011 and incorporated herein by reference)

12.1		Ratio of Earnings to Combined Fixed Charges
21.1		Significant Subsidiaries of NorthStar Real Estate Income Trust, Inc.
24.1		Power of Attorney (included in signature page)
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2011.

NorthStar Real Estate Income Trust, Inc.
By:	/s/ David T. Hamamoto
	Name:	David T. Hamamoto
	Title:	Chairman and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Hamamoto and Albert Tylis and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David T. Hamamoto	Chairman and Chief Executive Officer	March 29, 2011

David T. Hamamoto	(Principal Executive Officer)

/s/ Lisa Meyer	Chief Financial Officer and Treasurer	March 29, 2011

Lisa Meyer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Albro	Director	March 29, 2011

Jonathan Albro

/s/ charles w. schoenherr	Director	March 29, 2011

Charles W. Schoenherr

/s/ Jack f. smith, jr.	Director	March 29, 2011

Jack F. Smith, Jr.