Form 10-Q
period 2011-03-31
NorthStar Real Estate Income Trust, Inc.
filed 2011-05-13
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, par value $0.01 per share, 4,946,964 shares outstanding as of May 11, 2011.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
QUARTERLY REPORT
For the Three Months Ended March 31, 2011

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS:
Cash	$24,048,789	$20,404,832
Available for sale securities, at fair value	31,228,000	31,264,331
Real estate debt investment	4,702,500	—
Receivables	131,214	128,287
Deferred financing costs, net	43,569	46,216
Other assets	105,604	234,267

Total Assets	$60,259,676	$52,077,933

LIABILITIES:
Secured term loans	24,061,212	24,061,212
Accounts payable and accrued expenses	109,915	93,799
Distribution payable	258,684	208,594
Related party payable	274,270	162,075
Other liabilities	92,786	—

Total Liabilities	24,796,867	24,525,680

EQUITY:
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 4,169,529 and 3,193,414 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	41,695	31,934
Additional paid-in capital	35,515,286	26,775,538
Retained earnings	(98,383)	740,547

Total NorthStar Real Estate Income Trust, Inc. stockholder’s equity	35,458,598	27,548,019
Non-controlling Interest	4,211	4,234

Total equity	35,462,809	27,552,253

Total liabilities and equity	$60,259,676	$52,077,933

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues and other income:
Interest income	$373,466	$278,254

Total revenues	373,466	278,254
Expenses:
Interest expense	222,569	120,204
Advisory fees — related party	64,879	6,634
Auditing and professional fees	46,763	—
General and administrative expenses	185,103	119,243

Total expenses	519,314	246,081
(Loss) income from operations	(145,848)	32,173
Unrealized (loss) gain on investments	(4,407)	246,859

Consolidated net (loss) income	(150,255)	279,032
Net (loss) income attributable to the non-controlling interests	(23)	110

Net (loss) income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$(150,232)	$278,922

Net (loss) income per share of common stock, basic / diluted	$(0.04)	$0.47

Weighted-average number of shares of common stock outstanding, basic / diluted	3,494,499	596,631
See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
					Total Company’s
			Additional Paid-in	Retained	Stockholders'	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance, December 31, 2009	113,828	$1,138	$998,862	$680,530	$1,680,530	$3,361	$1,683,891

Activity prior to the merger:
Proceeds from issuance of common stock	3,669,919	36,699	35,032,407	—	35,069,106	—	35,069,106
Cost of capital			(3,459,410)	—	(3,459,410)	—	(3,459,410)
Stock distribution reinvestment	7,915	79	74,262	—	74,341	—	74,341
Distribution paid				(1,075,268)	(1,075,268)	—	(1,075,268)
Shares redeemed for cash	(893,968)	(8,939)	(8,233,445)	—	(8,242,384)	—	(8,242,384)

Balance as of October 18, 2010	2,897,694	$28,977	$24,412,676	$(394,738)	$24,046,915	$3,361	$24,050,276

Shares of the accounting acquiree*	39,039	390	62,326	—	62,716	545	63,261
Proceeds from issuance of common stock	250,467	2,505	2,493,805	—	2,496,310	—	2,496,310
Cost of capital	—	—	(260,678)	—	(260,678)	—	(260,678)
Stock distribution reinvestment	6,214	62	58,970	—	59,032	—	59,032
Distribution paid	—	—	—	(285,713)	(285,713)	—	(285,713)
Distribution declared	—	—	—	(208,594)	(208,594)	—	(208,594)
Amortization of equity based compensation	—	—	8,439	—	8,439	—	8,439
Net income	—	—	—	1,629,592	1,629,592	328	1,629,920

Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$740,547	$27,548,019	$4,234	$27,552,253

Proceeds from issuance of common stock	976,077	9,761	9,692,699	—	9,702,460	—	9,702,460
Cost of capital	—	—	(954,380)	—	(954,380)	—	(954,380)
Shares repurchased	(14,748)	(148)	(147,332)	—	(147,480)	—	(147,480)
Stock distribution reinvestment	14,786	148	140,322	—	140,470	—	140,470
Distribution paid	—	—	—	(430,014)	(430,014)	—	(430,014)
Distribution declared	—	—	—	(258,684)	(258,684)	—	(258,684)
Amortization of equity based compensation	—	—	8,439	—	8,439	—	8,439
Net loss	—	—	—	(150,232)	(150,232)	(23)	(150,255)

Balance, March 31, 2011 (unaudited)	4,169,529	$41,695	$35,515,286	$(98,383)	$35,458,598	$4,211	$35,462,809

*	Northstar Real Estate Income Trust, Inc., the surviving legal entity, issued 24,039 shares for its initial capitalization and 15,000 shares to its Board of Directors prior to the merger with NorthStar Income Opportunity REIT I, Inc.
See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended	Three Months
	March 31, 2011	Ended March 31, 2010

Cash flows from operating activities:
Net cash provided by operating activities:	$207,379	$42,326

Cash flows from investing activities:
Origination of real estate debt investment	(4,750,000)	—
Origination fees received	47,500	—
Acquisition of available for sale securities	—	(29,616,265)

Net cash used in investing activities	(4,702,500)	(29,616,265)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,702,460	7,607,306
Cost of capital	(917,764)	(784,159)
Distributions paid on common stock	(638,608)	—
Proceeds from dividend reinvestment plan	140,470	—
Redemption of common stock	(147,480)	—
Financing of secured term debt	—	24,089,417
Repayment of secured term debt	—	(28,205)
Payment of deferred financing costs	—	(55,287)

Net cash provided by financing activities	8,139,078	30,829,072

Net increase in cash	3,643,957	1,255,133
Cash, beginning of period	20,404,832	55,630

Cash, end of period	$24,048,789	$1,310,763

Supplemental disclosure of cash flow information:
Cash paid for interest	$219,917	$77,297

Supplemental disclosure of non-cash financing activities:
Distributions payable	$258,684	$81,445
Accrued cost of capital	$36,617	$—
See accompanying notes to condensed consolidated financial statements

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Formation and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed on January 26, 2009, and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. The Company was organized primarily to acquire commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the “Advisor”), and has no employees.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC, (the “Special Unit Holder”). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”), which is recorded as non-controlling interest in the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value $0.01 per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On February 19, 2009, the Company was initially capitalized through the sale 24,039 shares of common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of NorthStar Realty Finance Corp. (the “Sponsor”), for $200,004.
On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering (the “Offering”), of which 10,526,315 shares would be offered pursuant to the Company’s distribution reinvestment plan (“DRP”). The SEC declared the Company’s registration statement effective on July 19, 2010, and the Company retained NRF Capital Markets, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments.
On October 18, 2010, the Company completed a merger, accounted for as a reverse merger and recapitalization, with NorthStar Income Opportunity REIT I, Inc., (“NSIO REIT”) also sponsored by the Sponsor (the “Merger Transaction”). The Company was considered the surviving legal entity and NSIO REIT was considered the accounting acquirer and the surviving accounting entity. As the surviving accounting entity, NSIO REIT’s financial information is presented in these financial statements on a historical carryover basis.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In addition, as a result of the Merger Transaction, the Company eliminated the minimum offering requirement and terminated its escrow agreement with Wells Fargo Bank, N.A.
2. Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s December 31, 2010 consolidated financial statements included in its annual report on Form 10-K.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, and its majority owned subsidiaries, which are controlled by the Company. All significant intercompany balances have been eliminated in consolidation.
Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Real Estate Debt Investments
Real estate debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, and unfunded commitments unless such loan or investment is deemed to be impaired. Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method. The origination cost and fees are deferred and amortized using the effective interest method over the life of the related loan investment. The amortization is reflected as an adjustment to interest income.
Credit Losses on Real Estate Debt Investments
Allowances are established based upon a periodic review of the real estate debt investments. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date.
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
Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. government and agency securities, and certain other sovereign government obligations).

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Available for sale securities
When available, the fair value of available for sale securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. The fair value of Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. The fair value of Level 3 securities is typically based on a single broker quote or the Company’s discounted cash flow analysis.
Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2011 by level within the fair value hierarchy:

	Level 2	Total

Available for sale securities	$31,228,000	$31,228,000
At March 31, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.
Fair Value Option
The Company has elected to apply the fair value option of accounting for available for sale securities for the purpose of enhancing the transparency of its financial condition.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option may be elected on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.
The following table sets forth the Company’s financial instruments for which the fair value option was elected:

	March 31,	December 31,
Financial Instruments, at Fair Value	2011	2010
Assets:
Available for sale securities	$31,228,000	$31,264,331

Total assets	$31,228,000	$31,264,331

The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

		Amount
	Fair Value at	Due Upon
	March 31, 2011	Maturity	Difference

Available for sale securities	$31,228,000	$28,856,000	$2,372,000
For the three months ended March 31, 2011 and 2010, the Company recognized a net loss of $4,407 and net gain of $246,859, respectively, as the result of the change in fair value of financial assets for which the fair value option was elected, which is recorded as unrealized (loss)/gain on investments in the Company’s condensed consolidated statement of operations.
4. Real Estate Debt Investments
On March 30, 2011, the Company originated and funded a 36-month, floating rate senior mortgage loan in the amount of $4,750,000, the proceeds of which were used to acquire a multifamily property in San Marcos, Texas. The interest rate is LIBOR + 4.00% with a 4% LIBOR floor.
5. Term Asset-Backed Loan Facilities
On January 28, 2010, the Company entered into a non-recourse Term Asset-Backed Securities Loan Facility (“TALF”) agreement with the Federal Reserve Bank of New York in the amount of $11,639,417, bearing interest at a fixed rate of 3.73%. Interest is payable monthly and principal is due at maturity on January 28, 2015. The proceeds were used to finance a AAA-rated Commercial Mortgage Back Security (“CMBS”) in the amount of $14,093,609 and a face value of $13,856,000. At March 31, 2011 and December 31, 2010, the balance of this TALF agreement was $11,629,213 for both periods.
On February 25, 2010, the Company entered into a non-recourse TALF agreement with the Federal Reserve Bank of New York in the amount of $12,450,000, bearing interest at a fixed rate of 3.69%. Interest is payable monthly and principal is due at maturity on February 25, 2015. The proceeds were used to finance a AAA-rated CMBS in the amount of $15,522,656 and a face value of $15,000,000. At March 31, 2011 and December 31, 2010, the balance of this TALF agreement was $12,431,999 for both periods.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Related Party Arrangements
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
For the three months ended March 31, 2010, organization and offering costs (other than selling commissions and the dealer manager fee) of the accounting acquirer were being paid by the Advisor or its affiliates, subject to reimbursement. These fees were reimbursable up to a maximum of $1,000,000, which is 1.0% of the maximum gross offering proceeds of $100,000,000 or a minimum of $60,000. The accounting acquirer reimbursed $60,000 of these costs to the Advisor for three months ended March 31, 2010.
Upon completion of the merger transaction on October 18, 2010, the Company reimburses the Advisor for organization and offering costs up to a maximum of $15,000,000, which is 1.5% of the maximum gross offering proceeds of $1,000,000,000. The Advisor is responsible for the payment of organization and offering expenses to the extent that selling commissions, the dealer manager fee and other organization and offering expenses exceed 15% of gross offering proceeds, without recourse against or reimbursement by the Company.
As of March 31, 2011, the Advisor has incurred organization and offering costs of $2,946,959 on behalf of the Company of which $60,000 has been reimbursed in prior periods. For the three months ended March 31, 2011, the Company accrued an additional $122,977 of organization and offering cost to be reimbursed to the Advisor based upon the gross offering proceeds of $9,702,460 raised in the quarter. The $122,977 payable to the Advisor is recorded in due to related parties in the condensed consolidated balance sheet, of which $86,361 is included in general and administrative expenses in the condensed consolidated statement of operations and $36,616 of which is recorded as a reduction of stockholders equity in the Company’s condensed consolidated statement of stockholders’ equity as of March 31, 2011. Additional organization and offering costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering.
The Advisor also receives an acquisition fee equal to 1% of the amount funded by the Company to acquire or originate commercial real estate loans or the amount invested in the case of other real estate investments including any acquisition and origination expenses and any debt attributable to such investments. For the three months ended March 31, 2011, the Company incurred $47,297 in acquisition fees payable to the Advisor which is included in advisory fees-related party in the condensed consolidated statement of operations.
The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of the Company’s investments in joint ventures, including acquisition fees, acquisition and origination expenses and any debt attributable to such investments, less any principal repaid by borrowers on the Company’s debt investments (or the Company’s proportionate share thereof in the case of debt investments made through joint ventures). For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of each commercial real estate loan, commercial real estate-related debt security or select commercial real estate equity investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a loan or other debt-related investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1% of the principal amount of the loan or debt-related investment prior to such transaction or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. For the three months ended March 31, 2011 and 2010, the Company incurred $17,582 and $6,634 respectively, in asset management fees, which was recorded in advisory fees-related party in the condensed consolidated statement of operations.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of its average invested assets or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly and will true-up the calculation at the end of the twelve month period. As of March 31, 2011, the Advisor has incurred operating expenses of $848,803 on behalf of the Company. Based upon the quarterly calculation the Company has accrued $79,130 of these costs as due to related parties in the condensed consolidated balance sheet and which are included in audit and professional fees and other general and administrative expenses in the condensed consolidated statement of operations in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2011. From the effective date October 18, 2010, through March 31, 2011, the Company has reimbursed the Advisor $92,898 based upon the preliminary expense calculation.
NRF Capital Markets, LLC
Pursuant to a dealer manager agreement, the Company will pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the distribution reinvestment plan. For three months ended March 31, 2011, the Company incurred $917,764 in selling commissions and dealer manager fees, which are recorded as a cost of capital in the condensed consolidated statements of stockholders’ equity.
7. Stockholders’ Equity
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
For the three months ended March 31, 2011, the Company sold 976,077 shares of common stock generating net proceeds of $8,784,696, excluding 14,786 shares issued pursuant to the Company’s distribution reinvestment plan.
The Sponsor has committed to purchase up to $10,000,000 of shares of the Company’s common stock during the two-year period following commencement of the Company’s Offering under certain circumstances in which the Company’s distributions exceed its adjusted funds from operations (“AFFO”) in order to provide additional funds to support distributions to stockholders. On March 23, 2011, the Company’s board of directors approved the sale of 43,439 shares of the Company’s common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a subsidiary of the Sponsor, at a price of $9.00 per Share.
The Company had 4,169,529 and 3,193,414 shares of common stock outstanding as of March 31, 2011 and December 31, 2010, respectively.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Distributions
On December 21, 2010, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for each of the three months ended March 31, 2011. The January and February distributions were paid in cumulative amounts on February 1, 2011 and March 1, 2011, respectively, and totaled $333,866. At March 31, 2011, the Company recorded a distribution payable of $193,221, related to the approved March cash distribution which was paid on April 1, 2011.
On March 23, 2011, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for each of the three months ended June 30, 2011. The April, May and June distributions were, or will be paid, in cumulative amounts to the stockholders of record who are entitled to receive such distributions on May 1, 2011, June 1, 2011 and July 1, 2011, respectively.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the distribution reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities—whether through the Offering or follow-on public offerings—and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants. For the three months ended March 31, 2011, the Company issued 14,786 shares totaling $140,470 of gross offering proceeds pursuant to the DRP. At March 31, 2011, the Company recorded a distribution payable of $65,463 related to the approved March cash distribution which was reinvested pursuant to the DRP in April 2011. At December 31, 2010, the Company recorded a distribution payable of $44,321 related to the approved December cash distribution which was reinvested pursuant to the DRP in January 2011.
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
Share Repurchase Program
The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. Share repurchases will be made at the sole discretion of the board of directors. During the quarter, the Company repurchased 14,748 shares for a total of $147,480 or $10 per share.
8. Equity-Based Compensation
Directors Shares
On July 19, 2010, each of the Company’s three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. The non-vested stock will generally vest over four years; provided, however, that the non-vested stock will become fully vested on the earlier occurrence of (i) the termination of the independent director’s service as a director due to his or her death or disability, or (ii) a change in control of the Company. The total compensation cost recognized in connection with the granting of the non-vested stock is $135,000, which will be recorded in earnings ratably over the four year vesting period. For the three months ended March 31, 2011, the Company recognized $8,439 of compensation expense related to the 5,000 shares of restricted stock, which was recorded in general and administrative expenses in the condensed consolidated statement of operations.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
The Company accounts for stock-based compensation in accordance with the FASB fair value recognition provisions. Under these provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Stock-based compensation is classified within general and administrative expense in the condensed consolidated statements of operations. As stock- based compensation expense recognized in the condensed consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated on experience of other companies in the same industry until entity-specific information is available.
9. Commitments and Contingencies
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
10. Fair Value of Financial Instruments
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
As of March 31, 2011 and December 31, 2010, accounts receivable and accounts payable reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities are carried on the balance sheet at their estimated fair value.
As of March 31, 2011 and December 31, 2010, the estimated fair value of the Company’s TALF agreements was approximately $24,767,000 and $24,976,000, respectively. The estimated fair value is based on interest rates available at March 31, 2011 and December 31, 2010, respectively, for issuance of debt with similar terms and remaining maturities. The estimated fair value of the Company’s TALF agreements is not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
For the real estate debt investment, the fair value was approximated by comparing yields at which the investment is held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated assuming fully extended maturities regardless of whether structural or economic tests are required to achieve such extended maturities. At March 31, 2011, the fair market value was $4,750,000 with a gross principal amount of $4,750,000.
11. Non-controlling Interest
Operating Partnership
Non-controlling interest represents the aggregate limited partnership interests in the Operating Partnership held by limited partners. Income allocated to the non-controlling interest is based on the limited partners ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of limited partnership interests held by the limited partners by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the “Common Shares” or “Share”) changes the percentage ownership of both the limited partners and the Company. Income /(loss) allocated to the operating partnership non-controlling interest for the three months ended March 31, 2011 and 2010 was a loss of $23 and income of $110, respectively.
12. Subsequent Events
Offering Proceeds
For the period from April 1, 2011 to May 11, 2011, the Company sold 762,100 common shares pursuant to its Offering, generating gross proceeds of $7,599,929.
Distributions
On May 12, 2011, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended September 30, 2011. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on August 1, 2011, September 1, 2011 and October 1, 2011.
New Investments
On May 2, 2011, the Company originated and funded a 36-month, floating rate senior mortgage loan in the amount of $15,107,400, the proceeds of which were used to acquire an office property in San Mateo, California. The interest rate is LIBOR + 4.00% with a 4% LIBOR floor.
Sponsor Purchase of Common Stock
The Sponsor has committed to purchase up to $10 million of shares of the Company’s common stock during the two-year period following commencement of its Offering under certain circumstances in which the Company’s distributions exceed its AFFO in order to provide additional funds to support distributions to stockholders. On May 12, 2011, the Company’s board of directors approved the sale of 58,565 shares of the Company’s common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a subsidiary of the Sponsor, at a price of $9.00 per Share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report.
Forward-Looking Statements
Certain items in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, financing needs, future market opportunities, financial condition and disclosure in Item 2. of this report-Management’s Discussion and Analysis of Financial Condition and Results of operations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward- looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are described in our reports filed with the Securities and Exchange Commission, or SEC, including in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The factors set forth in the Risk Factors section and elsewhere in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.
Organization and Overview
We are an externally managed commercial real estate finance company that was formed in January 2009 to invest in and manage a diversified portfolio of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. NS Real Estate Income Trust Advisor, LLC is our external manager, which we sometimes refer to as our Advisor, and is an affiliate of our sponsor, NorthStar Realty Finance Corp. Through our operating partnership we seek to originate, acquire and asset manage;
•	commercial real estate loans, including senior mortgage loans, subordinate mortgage loans (or B-Notes), mezzanine loans, and participations in such loans;
•	commercial real estate-related debt securities; and
•	select commercial real estate equity investments.
We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on real estate fundamentals.
We intend to make an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Sources of Operating Revenues
We earn interest income from real estate fixed income securities. We may seek to minimize the impact of floating interest rates by funding floating rate assets with floating rate debt or by hedging fixed rate assets funded with floating rate debt.
We also derive revenues from interest income on the real estate debt investments that we originate with borrowers.
Profitability and Performance Metrics
We calculate Adjusted Funds from Operations (“AFFO”) (see “Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations” for a description of this metric) to evaluate the profitability and performance of our business.
Outlook and Recent Trends

After being negatively impacted by an extended recessionary period, we believe the current dynamics in the commercial real estate industry are positive and should continue to be positive for the remainder of 2011. We further believe that the current environment will allow us to effectively implement our business plan and realize attractive risk-adjusted returns on our invested capital that will support our dividend.

Virtually all commercial real estate property types were adversely impacted by the recent economic recession, including core property types such as hotel, retail, office, industrial and multi-family properties with non-core property types such as land being more severely impacted. Economic conditions remained weak during 2010, but despite some recent adverse conditions (such as rising commodity prices and uncertainty overseas), we have observed that investor interest has begun returning to many segments of commercial real estate. During the remainder of 2011, we believe macro-economic factors affecting commercial real estate will support continued slow growth and recovery providing us with a favorable investment environment.

We believe that the near and intermediate-term market for originations and acquisitions of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments is one of the most compelling from a risk-return perspective that or our Advisor has experienced. We believe our strategy presents a favorable alternative to pure “equity-oriented” investment strategies by offering attractive risk-adjusted returns and a higher potential for capital preservation, particularly if the market shifts to a less favorable environment. Given the prospect of a continued slow recovery for the economy, we favor an investment strategy weighted towards targeting debt or securities assets which maximize current income, with significant subordinate capital and downside structural protection.

Many investors who acquired real estate assets prior to this recent economic recession are devoting substantial effort to managing their investments and may not have the resources or capital to take advantage of current market opportunities. Companies such as ours, with no legacy asset issues, should have a competitive advantage in the market. For example, our current originations and acquisitions of commercial real estate loans, commercial real estate-related debt securities and select commercial real estate equity investments reflect valuations that have already adjusted to post-recession pricing.

Our strategy, the current market conditions and our Advisor’s platform, provide opportunities to: i) originate loans with attractive current returns and strong structural features directly with borrowers, thereby taking advantage of the changing market conditions in order to seek attractive risk-return dynamics for our stockholders; and ii) purchase commercial real estate loans and commercial real estate-related debt securities from third parties, in many instances at discounts to their face amounts (or par value), due to the lack of market liquidity and seller deleveraging.

We believe that the following conditions, which are by-products of the recent extended credit market dislocation and the current economic recovery, should create a favorable investment environment for us:

•	The post-recession market for investing in commercial real estate offers an opportunity to participate in what we believe are favorable real estate asset valuations;

•	The scarcity of capital available in the new issue commercial mortgage-backed securities, or CMBS, market or related securitized debt market (such as collateralized debt obligations, or CDOs) reduces a major source of debt capital for commercial property owners;

•	Contraction in the banking system and the high losses experienced by commercial banks has greatly diminished their capacity to provide commercial real estate debt capital and credit to property owners;

•	The increasing number of maturing commercial real estate loans over the next five years should be much greater than the market’s capacity to provide refinancing capital;

•	Insurance companies and government sponsored lending programs like Freddie Mac and Fannie Mae have increased market share through the downturn, but still cannot come close to fully satisfying demand for commercial real estate debt capital and the government sponsored agencies are coming under significant scrutiny with many calling for their reduced role in the future;

•	Capital markets disruption compounded by scrutiny on credit rating agencies offer attractive investing opportunities in legacy CMBS; and

•	The restarting of the CMBS market, which is commonly referred to as CMBS 2.0 (generally seeking to finance only the highest quality assets based on conservative underwriting) makes new issue CMBS investing appealing.

Due to the market conditions described above and our Advisor’s expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.

Our Target Assets

We intend to invest in both fixed and floating-rate loans and securities. Our fixed-rate assets have set interest rates that do not fluctuate over time and we receive consistent payments from these assets. Our floating-rate assets generally have interest rates based on a spread to one-month London Interbank Offered Rate, or LIBOR, a floating rate index based on rates that banks charge each other to borrow. LIBOR as of March 31, 2011, was 0.24%, well below its 2.93% average over the past five years. One-month LIBOR resets every 30 days and the total interest rate paid to us by our borrowers on our floating-rate assets that are tied to LIBOR will generally fluctuate as LIBOR rises and falls. Given the current one-month LIBOR rate is at historically low levels and the positive trend in overall economy, we would expect that the one-month LIBOR rate will move in an upward direction over the next few years. This in turn will increase the interest rate that our borrowers are required to pay us and income generated by our floating-rate investments that are not subject to minimum LIBOR rates that are already in excess of market rates. In order to generate minimum interest rates that are consistent with our targeted returns given the current one-month LIBOR rate, many of our LIBOR-based assets have a fixed minimum LIBOR rates, or “floor”. The interest rate paid on our floating rate assets with floors will not increase until the actual one-month LIBOR rate surpasses the fixed floor rate. Our allocation of fixed and floating-rate assets may vary significantly over time.

Returns on real estate securities are sensitive to interest rate volatility. For example, if interest rates increase, the value of our fixed rate real estate securities would tend to decrease. On the other hand, if interest rates were to decrease, the value of our fixed rate real estate securities would tend to increase.

Our Financing Strategy

We may employ leverage as a part of our investment strategy. Although we have a maximum leverage level for our portfolio, we do not have a targeted debt to equity ratio as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our assets and we do not employ leverage to speculate on changes in interest rates. When we employ leverage we will generally seek to match fund our assets with respect to interest rate and maturity in order to reduce the impact of interest rate fluctuation and risk of refinancing our liabilities prior to the maturity of our assets.

We believe that liquidity is returning to the commercial real estate finance markets and banks have begun to more actively provide credit to experienced real estate lenders with strong track records to originate or purchase new real estate debt investments. We expect that credit availability will continue to improve during the remainder of 2011, increasing opportunities for us to access attractive capital to finance our assets.

Our Risk Management Strategy

Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. Frequent dialogue with borrowers and inspections of our collateral are an effective process for identifying issues early and prior to missed debt service and other payments. Some of our loans may require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property.

Our Advisor conducts a quarterly comprehensive credit review which is designed to enable us to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by these credit reviews. During the quarterly reviews, assets are put on non-performing status and identified for possible impairment based upon several factors, including missed or late contractual payments, significant declines in collateral performance, and other data which may indicate a potential issue in our ability to recover our capital from the investment.

Each of our assets, while primarily backed by commercial real estate collateral, is unique and requires customized asset management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting the demand, cash flow and value of the collateral, and the financial condition of our borrowers and their willingness to support our collateral properties. Our Advisor has an experienced asset management team that monitors those factors on our behalf.

Critical Accounting Policies
Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting policies” for a full discussion of our critical accounting policies.
Basis of Presentation
The following discussion is based upon the historical carryover financial statements of NorthStar Income Opportunity REIT I, Inc., or NSIO REIT, the accounting acquirer, for the periods from January 1, 2010 to March 31, 2010 and the financial statements of ours from January 1, 2011 to March 31, 2011.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010.
Revenues
Interest Income
Interest income for the three months ended March 31, 2011 totaled $373,466, representing an increase of $95,212 or 34% compared to $278,254 for the three months ended March 31, 2010. The increase in interest income was primarily attributable to: (i) the full quarter benefit in 2011 of the acquisition of two available for sale securities, one on January 28, 2010 and the second on February 25, 2010, resulting in additional income of $93,101; and (ii) on March 30, 2011, we originated a $4,750,000 senior mortgage, resulting in $2,111 of additional interest income.
Expenses
Interest Expense
Interest expense for the three months ended March 31, 2011 totaled $222,569, representing an increase of $102,365 or 85% compared to $120,204 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the $102,365 increase in interest expense was primarily related to interest expense on two Term Asset-Backed Securities Loan Facility agreements, or TALF agreements, secured in January 2010 and February 2010, respectively, which were used to finance the acquisition of two available for sale securities.
Advisory Fees — Related Party
Advisory fees — related parties for the three months ended March 31, 2011 totaled $64,879, representing an increase of $58,245 compared to $6,634 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the $58,245 increase in advisory fees — related party was primarily attributable to i) the 1% acquisition fee to our Advisor for the origination of a $4,750,000 senior mortgage loan in March 2011, and ii) a full quarter of asset management fees for the securities acquired during the first quarter of 2010.
Audit and Professional Fees
Audit and professional fees for the three months ended March 31, 2011 totaled $46,763 and represented audit and tax, legal and consulting fees related to our registration statements, our periodic reporting, and insurance consulting. We had no such audit and professional fees for the three months ended March 31, 2010.
General and Administrative
General and administrative expenses for the three months ended March 31, 2011 totaled $185,103, representing an increase of $65,860 or 55% compared to $119,243 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the $65,860 increase in general and administrative expense was primarily related to increases in director and officer insurance, public company expenses, stock based compensation expense, and servicer fees, partially offset by structure fees incurred in 2010 related to the TALF agreements and corresponding CMBS purchases.
Unrealized (Loss)/Gain on Investments
Unrealized (loss)/gain on investments for the three months ended March 31, 2011 totaled a loss of $4,407, representing a decrease of $251,266 or 102%, compared to a gain of $246,859 for the three months ended March 31, 2010. The unrealized loss on investments for the three months ended March 31, 2011 and the unrealized gain for the three months March 31, 2010 consisted of fair value mark-to-market adjustments recorded on the available for sale securities.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our continuous, public offering of up to a maximum of 110,526,315 shares of common stock, or our Offering, of which 10,526,315 shares will be offered pursuant to our distribution reinvestment plan, or DRP, to conduct our operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2011, we had $24,048,789 of unrestricted cash.
If we are unable to continue to raise funds in the Offering, we will be unable to make new investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to continue to raise funds in the Offering. Our inability to continue to raise funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Once we have fully invested the proceeds of our Offering, we expect that our debt financing will not exceed 50% of the greater of the cost or fair market value of our investments, although it may exceed this level during our offering stage. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of our tangible assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. As of March 31, 2011, our leverage limit was 72%, which is in accordance with the maximum allowed by our charter.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and NRF Capital Markets, LLC, or the Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions and the dealer manager fee and payments to the Dealer Manager and our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors.
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
Cash Flow Analysis
The following discussion is based upon the historical carryover financial statements of NSIO REIT, the accounting acquirer, for the periods from January 1, 2010 to March 31, 2010 and the financial statements of ours from January 1, 2011 to March 31, 2011.
Net cash flow provided by operating activities was $207,379 for the three months ended March 31, 2011 compared to net cash provided by operating activities of $42,326 for the three months ended March 31, 2010. The principal source of cash for the three months ended March 31, 2011 was the full quarter benefit of income generated from existing investment activity and the origination of a real estate debt investment on March 30, 2011. The principal source of cash for the three months ended March 31, 2010 was new investment activity which generated income.
Net cash flow used in investing activities was $4,702,500 for the three months ended March 31, 2011 compared to net cash used in investing activities of $29,616,265 for the three months ended March 31, 2010. The principal use of cash for the three months ended March 31, 2011 was the origination of one real estate debt investment on March 30, 2011. The principal use of cash for the three months ended March 31, 2010 was the purchase of two securities.
Net cash flow provided by financing activities was $8,139,078 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $30,829,072 for the three months ended March 31, 2010. The principal sources of cash for the three months ended March 31, 2011 were proceeds from the issuance of common stock. The principal sources of cash for the three months ended March 31, 2010 were proceeds from the issuance of common stock and proceeds from two TALF agreements.
Recent Developments
Offering Proceeds
For the period from April 1, 2011 to May 11, 2011, we sold 762,100 common shares pursuant to our Offering, generating gross proceeds of $7,599,929.
Distributions
On May 12, 2011, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended September 30, 2011. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on August 1, 2011, September 1, 2011 and October 1, 2011.
New Investments
On May 2, 2011, we originated and funded a 36-month, floating rate senior mortgage loan in the amount of $15,107,400, the proceeds of which were used to acquire an office property in San Mateo, California. The interest rate is LIBOR + 4.00% with a 4% LIBOR floor.
Sponsor Purchase of Common Stock
The Sponsor has committed to purchase up to $10 million of shares of our common stock during the two-year period following commencement of our Offering under certain circumstances in which our distributions exceed our AFFO in order to provide additional funds to support distributions to stockholders. On May 12, 2011, our board of directors approved the sale of 58,565 shares of our common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a subsidiary of the Sponsor, at a price of $9.00 per Share.
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
We calculate AFFO by subtracting from (or adding) FFO:
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
Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Funds from Operations:
Consolidated net income (loss) income	$(150,255)	$279,032

Funds from Operations	$(150,255)	$279,032

Adjusted Funds from Operations:
Funds from Operations	(150,255)	279,032
Amortization of equity-based compensation	8,439	—
Unrealized losses/(gains) from mark-to-market adjustments	4,407	(246,859)

Adjusted Funds from Operations	$(137,409)	$32,173

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Recent Sales of Unregistered Securities
None
Use of Proceeds from Registered Securities
On July 19, 2010, our registration statement on Form S-11 (File No. 333-157688), covering our Offering of up to 110,526,315 shares of common stock, of which 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under the Securities Act and we retained the Dealer Manager, an affiliate of ours, to serve as the dealer manager of the Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers, and 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100 million, or $9.50 per share.
As of March 31, 2011, we had sold the following securities in our Offering at the following aggregate offering prices:
• 1,250,583 shares, equal to $12,399,501 in aggregate gross offering proceeds; and
• 21,000 shares, equal to $199,502 in aggregate gross offering proceeds, pursuant to the DRP.
In the aggregate, as of March 31, 2011, we had sold 1,247,544 shares resulting in gross proceeds of $12,398,999, excluding the 24,039 shares purchased by NRFC Sub-REIT Corp preceding the commencement of our Offering.
As of March 31, 2011, we have incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount

Offering costs to related parties	$954,380
For the three months ended March 31, 2011, we repurchased 14,748 shares for a total of $147,480, or $10.00 per share.

Item 6.	Exhibits
(a)	Exhibits

Exhibit
Number	Description
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
10.8
Form of Indemnification Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.9
Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.10	Amendment No. 1 to Advisory Agreement dated February 24, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
Date: May 13, 2011	By:	/s/ David T. Hamamoto
David T. Hamamoto
Chief Executive Officer

	By:	/s/ Lisa Meyer
Lisa Meyer
Chief Financial Officer