Form 10-Q
period 2011-06-30
NorthStar Real Estate Income Trust, Inc.
filed 2011-08-15
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, par value $0.01 per share, 7,166,528 shares outstanding as of August 10, 2011.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2011

Index	Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010 (unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2011 (unaudited) and December 31, 2010	5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	28

Part II. Other Information	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

Signatures	31

Exhibit 4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS:
Cash	$24,037,982	$20,404,832
Restricted cash	5,060,530	—
Real estate securities, available for sale	31,781,397	31,264,331
Real estate debt investments, net	19,791,462	—
Receivables	255,093	128,287
Deferred financing costs, net	41,004	46,216
Other assets	745,803	234,267

Total assets	$81,713,271	$52,077,933

LIABILITIES:
Secured term loans	$24,061,212	$24,061,212
Accounts payable and accrued expenses	691,921	255,874
Escrow deposits payable	5,060,530	—
Distribution payable	368,652	208,594

Total liabilities	30,182,315	24,525,680

EQUITY:
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 6,028,620 and 3,193,414 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	60,286	31,934
Additional paid-in capital	52,086,597	26,775,538
Retained (deficit) earnings	(620,196)	740,547

Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	51,526,687	27,548,019
Non-controlling interests	4,269	4,234

Total equity	51,530,956	27,552,253

Total liabilities and equity	$81,713,271	$52,077,933

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Interest income	$679,278	$426,995	$1,052,744	$705,249

Total revenues	679,278	426,995	1,052,744	705,249
Expenses
Interest expense	224,929	224,917	447,498	345,121
Advisory fees — related party	213,737	16,439	278,616	23,073
Auditing and professional fees	42,702	130,423	89,465	130,423
General and administrative expenses	302,316	156,812	487,419	276,055

Total expenses	783,684	528,591	1,302,998	774,672
Loss from operations	(104,406)	(101,596)	(250,254)	(69,423)
Realized gain on investments and other	—	199,604	—	199,604
Unrealized gain on investments and other	585,719	857,388	581,312	1,104,247

Consolidated net income	481,313	955,396	331,058	1,234,428
Less: net income attributable to non-controlling interests	58	179	35	289

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$481,255	$955,217	$331,023	$1,234,139

Net income per share of common stock, basic	$0.10	$0.68	$0.08	$1.28

Weighted average number of shares of common stock outstanding, basic	5,059,326	1,411,911	4,286,614	965,711
See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Retained	Total Company’s	Non-Controlling	Total
	Shares	Amount	Paid-in Capital	Earnings	Stockholders’ Equity	Interests	Stockholders’ Equity
Balance, December 31, 2009	113,828	$1,138	$998,862	$680,530	$1,680,530	$3,361	$1,683,891

Activity prior to the merger:
Proceeds from issuance of common stock	3,669,919	36,699	35,032,407	—	35,069,106	—	35,069,106
Cost of capital	—	—	(3,459,410)	—	(3,459,410)	—	(3,459,410)
Stock distribution reinvestment	7,915	79	74,262	—	74,341	—	74,341
Distribution paid	—	—	—	(1,075,268)	(1,075,268)	—	(1,075,268)
Shares redeemed for cash	(893,968)	(8,939)	(8,233,445)	—	(8,242,384)	—	(8,242,384)

Balance as of October 18, 2010	2,897,694	$28,977	$24,412,676	$(394,738)	$24,046,915	$3,361	$24,050,276

Shares of the accounting acquiree (1)	39,039	390	62,326	—	62,716	545	63,261
Proceeds from issuance of common stock	250,467	2,505	2,493,805	—	2,496,310	—	2,496,310
Cost of capital	—	—	(260,678)	—	(260,678)	—	(260,678)
Stock distribution reinvestment	6,214	62	58,970	—	59,032	—	59,032
Distribution paid	—	—	—	(285,713)	(285,713)	—	(285,713)
Distribution declared	—	—	—	(208,594)	(208,594)	—	(208,594)
Amortization of equity-based compensation	—	—	8,439	—	8,439	—	8,439
Net income	—	—	—	1,629,592	1,629,592	328	1,629,920

Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$740,547	$27,548,019	$4,234	$27,552,253

Proceeds from issuance of common stock	2,801,853	28,019	27,833,000	—	27,861,019	—	27,861,019
Cost of capital	—	—	(2,777,789)	—	(2,777,789)	—	(2,777,789)
Shares redeemed for cash	(14,748)	(148)	(147,332)	—	(147,480)	—	(147,480)
Stock distribution reinvestment	40,601	406	385,300	—	385,706	—	385,706
Distribution paid	—	—	—	(1,323,114)	(1,323,114)	—	(1,323,114)
Distribution declared	—	—	—	(368,652)	(368,652)	—	(368,652)
Stock awards	7,500	75	—	—	75	—	75
Amortization of equity-based compensation	—	—	17,880	—	17,880	—	17,880
Net income	—	—	—	331,023	331,023	35	331,058

Balance, June 30, 2011 (unaudited)	6,028,620	$60,286	$52,086,597	$(620,196)	$51,526,687	$4,269	$51,530,956

(1)
NorthStar Real Estate Income Trust, Inc., the surviving legal entity, issued 24,039 shares for its initial capitalization and 15,000 shares to its Board of Directors prior to the merger with Northstar Income Opportunity REIT I, Inc.

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net cash provided by operating activities	$286,293	$199,563

Cash flows from investing activities:
Origination of real estate debt investments	(19,857,400)	—
Origination fees	47,500	—
Acquisition of real estate securities	—	(29,616,265)
Sale of real estate security	—	1,852,500

Net cash (used in) investing activities	(19,809,900)	(27,763,765)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,057,174	15,769,078
Proceeds from distribution reinvestment plan	385,706	10,502
Redemption of common stock	(147,480)	—
Cost of capital	(2,606,935)	(1,630,466)
Distributions paid on common stock	(1,531,708)	(81,445)
Borrowings under secured term loans	—	24,089,417
Repayment of secured term loans	—	(28,205)
Payment of deferred financing costs	—	(55,287)

Net cash provided by financing activities	23,156,757	38,073,594

Net increase in cash	3,633,150	10,509,392
Cash, beginning of period	20,404,832	55,630

Cash, end of period	$24,037,982	$10,565,022

Supplemental disclosure of non-cash financing activities:
Distribution payable	$368,652	$272,363
Accrued cost of capital	170,854	—
Funds held by transfer agent from stock purchases	803,845	—
See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Formation and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed on January 26, 2009, and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company was organized primarily to originate, acquire and manage portfolios of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments. Commercial real estate debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans. Commercial real estate securities will primarily consist of commercial mortgage backed securities (“CMBS”) and may include unsecured REIT debt, collateralized debt obligations and other securities. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the “Advisor”) and has no employees.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”), which is recorded as non-controlling interest in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.
The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On February 19, 2009, the Company was initially capitalized through the sale of 24,039 shares of common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of NorthStar Realty Finance Corp. (the “Sponsor”), for $200,004.
On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering (the “Offering”), of which 10,526,315 shares would be offered pursuant to the Company’s distribution reinvestment plan (“DRP”). The SEC declared the Company’s registration statement effective on July 19, 2010, and the Company retained NRF Capital Markets, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments.
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
2,828,552 shares of NSIO REIT, par value $0.01 per share, issued and outstanding immediately prior to the Merger Transaction were converted into 2,897,694 shares of the Company’s common stock, par value $0.01, at a conversion rate of 1.02444444 shares of the Company’s stock for every one share of NSIO REIT stock and 893,968 shares of NSIO REIT, par value $0.01 per share, issued and outstanding immediately prior to the Merger Transaction were converted into cash, without interest, in an amount of $9.22 per share. All NSIO REIT stockholders who would otherwise have been entitled to a fractional share of the Company’s shares received cash in an amount equal to such fraction of the Company’s shares based on a conversion price of $9.22. The Company used $8,242,384 of the cash received from NSIO REIT in connection with the closing of the Merger Transaction to satisfy the Company’s obligation to pay the cash consideration. On the closing date, 411 NSIO REIT stockholders became stockholders of the Company with each of their shares of NSIO REIT common stock being converted to unregistered shares of the Company’s common stock at the ratio set forth above.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In addition, as a result of the Merger Transaction, the Company eliminated the minimum offering requirement and terminated its escrow agreement with Wells Fargo Bank, N.A.
2. Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s December 31, 2010 consolidated financial statements included in its annual report on Form 10-K.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which are majority-owned and controlled by the Company. All significant intercompany balances have been eliminated in consolidation.
Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Restricted Cash
Restricted cash consists of escrow deposits for future debt service payments, taxes, insurance, tenant improvements, and other costs collected in connection with first mortgage loan originations.
Real Estate Debt Investments
Real estate debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, and unfunded commitments unless such loan or investment is deemed to be impaired. Interest income is recorded on the accrual basis and discounts, premiums, origination costs, and fees on originated assets are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income.
Credit Losses and Impairment on Investments
Real Estate Securities
The Company assesses whether unrealized losses on the change in fair value on the real estate securities reflect a decline in value which is other than temporary. If it is determined the decline in fair value is other than temporary, the impaired securities are written down in the condensed consolidated statements of operations and recorded in realized gain (loss) on investments and other.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Real Estate Debt Investments
The Company will maintain a provision for losses on its real estate debt investments as appropriate. A provision is established for loans that are either non-performing or where there are any indicators of possible impairment. A loan is generally categorized as non-performing if it is in maturity default or it is past due at least 90 days on its contractual debt service payments. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date.
Income recognition is suspended for the loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and legally discharged.
Recently Issued Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered in the determination. Loan modifications that qualify as troubled debt restructuring could result in additional disclosures and may impact provision for loan losses. The update is effective for the first interim or annual period beginning after June 15, 2011, with retroactive application to the beginning of the year. The Company is currently evaluating the impact of this accounting update and does not expect it will have a material impact on the condensed consolidated financial statements.
3. Fair Value Measurements
The Company has categorized its financial instruments in accordance with U.S. GAAP based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1. Quoted prices for identical assets or liabilities in an active market.

Level 2. Financial assets and liabilities whose values are based on the following:
a)	Quoted prices for similar assets or liabilities in active markets.

b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.
Level 3. Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Real Estate Securities
Real estate securities are generally valued using a third-party pricing service or broker quotations. These quotations are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain real estate securities that may be valued based on a single broker quote or an internal pricing model, and have less observable pricing will be classified as Level 3 of the fair value hierarchy. For real estate securities using an internal pricing model, inputs include assumptions related to the timing and amount of expected future cash flows, the discount rate, prepayments and losses.
Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy:

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate securities
CMBS	$—	$31,781,397	$—	$31,781,397	$—	$31,264,331	$—	$31,264,331
At June 30, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.
Fair Value Option
The Company elected to apply the fair value option of accounting to its current CMBS investments at the time of initial recognition of the investments.
Changes in fair value for assets and liabilities for which the election is made will be recognized in income as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The following table sets forth fair value of the Company’s financial instruments for which the fair value option was elected and the aggregate contractual amounts of real estate securities as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Real estate securities
CMBS, at fair value	$31,781,397	$31,264,331
CMBS, contractual amount due upon maturity	28,856,000	28,856,000

Difference	$2,925,397	$2,408,331

For the three months ended June 30, 2011 and 2010, the Company recognized a net unrealized gain of $585,719 and $857,388, respectively, from the change in fair value of financial assets for which the fair value option was elected. For the six months ended June 30, 2011 and 2010, the Company recognized a net unrealized gain of $581,312 and $1,104,247, respectively. These amounts are recorded as unrealized gain on investments and other in the Company’s condensed consolidated statements of operations.
Fair Value of Other Financial Instruments
In addition to the above disclosures regarding assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all other financial instruments. The following disclosures of estimated fair value of financial instruments were determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table shows the principal amount, carrying value, and fair value of our financial assets and liabilities which are not currently recorded at fair value at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
Financial assets:
Real estate debt investments	$19,857,400	$19,791,462	$19,857,400	$—	$—	$—

Financial liabilities:
Secured term loans	24,061,212	24,061,212	25,179,246	24,061,212	24,061,212	24,976,290
As of June 30, 2011 and December 31, 2010, the carrying value of receivables and accounts payable reasonably approximate their fair values due to the short-term maturities of these items.
Disclosure about fair value of financial instruments is based on pertinent information available to management at the time. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Real Estate Debt Investments
For real estate debt investments, fair value was approximated by comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities.
Secured Term Loans
The estimated fair value is based on interest rates available for issuance of debt with similar terms and remaining maturities. The estimated fair value of the Company’s secured term loans is not necessarily indicative of the amounts that the Company could realize in a current market exchange.
4. Real Estate Securities, Available for Sale
Real estate securities are comprised of two AAA-rated CMBS backed by a pool of commercial real estate loans which are typically well-diversified by type and geography. The following table is a summary of the Company’s real estate securities as of June 30, 2011:

		Cumulative		Weighted
	Amortized	Gain on		Average	Number of
Asset Type:	Cost	Investments	Fair Value	Coupon	Investments
CMBS	$29,475,447	$2,305,950	$31,781,397	5.73%	2

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table is a summary of the Company’s real estate securities as of December 31, 2010:

		Cumulative		Weighted
	Amortized	Gain on		Average	Number of
Asset Type:	Cost	Investments	Fair Value	Coupon	Investments
CMBS	$29,539,693	$1,724,638	$31,264,331	5.55%	2
At June 30, 2011 and December 31, 2010, the contractual maturities of the real estate securities averaged 35 years, with a weighted average expected life of 4.3 years and 4.9 years, respectively.
On June 30, 2010 the Company sold a real estate security for proceeds of $1,852,500. In connection with the sale, the Company recorded a realized gain on investments and other for $199,604 in its condensed consolidated statements of operations.
5. Real Estate Debt Investments
The following table is a summary of the Company’s real estate debt investments as of June 30, 2011:

	Weighted Average
	Maturity	Extended	Spread over	Principal	Carrying	Number of
Asset Type:	Date	Maturity Date	LIBOR (1)	Amount	Value	Investments
First mortgage loans	April 2014	April 2016	4.00%	$19,857,400	$19,791,462	2

(1)	Represents the weighted average spread over one-month LIBOR. All loans are subject to a 4.00% LIBOR floor.
As of June 30, 2011 all of the Company’s real estate debt investments were performing in accordance with the terms of the loan agreements.
6. Secured Term Loans
The following table is a summary of the Company’s Term Asset-Backed Securities Loan Facility (“TALF”) as of June 30, 2011 and December 31, 2010:

				June 30, 2011	December 31, 2010
		Stated	Interest	Principal	Principal
	Type	Maturity	Rate	Amount	Amount
Secured term loans
TALF I	Non-recourse	January 2015	3.73%	$11,629,213	$11,629,213
TALF II	Non-recourse	February 2015	3.69%	12,431,999	12,431,999

Weighted Average/Total			3.71%	$24,061,212	$24,061,212

The TALF borrowings were used to finance the Company’s CMBS investments with a fair value of $31,781,397 and $31,264,331 as of June 30, 2011 and December 31, 2010, respectively.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Related Party Arrangements
NS Real Estate Income Trust Advisor, LLC
Subject to certain restrictions and limitations, the Advisor, an indirect subsidiary of the Sponsor, is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company. For such services, the Advisor receives fees and compensation from the Company. Below is a summary of the fees due the Advisor.
Organization and Offering Costs
The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. Upon completion of the Merger Transaction on October 18, 2010, to the extent the aggregate of the dealer manager fees and other organization and offering expenses do not exceed 15% of gross offering proceeds, the Company is obligated to reimburse the Advisor for organization and offering costs up to a maximum of $15,000,000, which is 1.5% of the maximum gross offering proceeds of $1,000,000,000. The Company shall not reimburse the Advisor for any organization and offering costs that the independent directors determine are not fair and commercially reasonable to the Company.
As of June 30, 2011, the Advisor had unreimbursed organization and offering costs of $2,846,858 which it has incurred on behalf of the Company. For the six months ended June 30, 2011, the Company raised gross offering proceeds of $27,861,019 and, accordingly, was obligated to reimburse up to a total of $395,356 of organization and offering costs. The organization and offering costs consisted of $261,907 of organization costs included in general and administrative expenses in the condensed consolidated statements of operations and $133,449 of offering costs which are recorded as a reduction to stockholders’ equity. For the three months ended June 30, 2011, accrued organization and offering costs consisted of $175,545 of organization costs included in general and administrative expenses in the condensed consolidated statements of operations and $96,833 of offering costs which are recorded as a reduction to stockholders’ equity. As of June 30, 2011, a total of $272,378 of organization and offering costs are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets.
Prior to the Merger Transaction, organization and offering costs (other than selling commissions and the dealer manager fee) of the accounting acquirer were being paid by the Advisor or its affiliates, subject to reimbursement. These fees were reimbursable up to a maximum of $1,000,000, which is 1.0% of the maximum gross offering proceeds of $100,000,000 or a minimum of $60,000. For the three and six months ended June 30, 2010, the accounting acquirer reimbursed $90,000 and $150,000 of these costs to the Advisor, respectively.
Operating Costs
The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for operating costs incurred by the Advisor in connection with services provided to the Company. The Company will reimburse the Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
The Company calculates the expense reimbursement quarterly and will true-up the calculation at the end of the twelve-month period. As of June 30, 2011, the Advisor has incurred unreimbursed operating expenses of $998,537 on behalf of the Company. For the three months ended June 30, 2011, the Company accrued $102,620 of operating costs, which is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. For the three months ended June 30, 2011, accrued operating costs consisted of $42,702 of auditing and professional fees and $59,918 of general and administrative expenses. For the six months ended June 30, 2011, operating costs consisted of $89,465 of auditing and professional fees and $92,285 of general and administrative expenses.
From the effective date October 18, 2010 through June 30, 2011, $274,648 is reimbursable to the Advisor based upon the preliminary expense calculation, of which $172,028 has been reimbursed as of June 30, 2011.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Advisory Fees
Asset Management Fee
The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of the Company’s investments in joint ventures, including acquisition fees, origination and acquisition expenses and any debt attributable to such investments, less any principal repaid by borrowers on the Company’s debt investments (or the Company’s proportionate share thereof in the case of debt investments made through joint ventures). The Advisor, at its discretion, elected to compute the monthly asset management fee based on the net equity for the two real estate securities that were assumed as a result of the Merger Transaction. For the three and six months ended June 30, 2011, the Company incurred $62,662 and $80,244 respectively, in asset management fees, which was recorded in advisory fees - related party in the condensed consolidated statements of operations. As of June 30, 2011, a total of $62,662 of asset management fees are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets.
Prior to the Merger Transaction, the accounting acquirer paid the Advisor a monthly asset management fee equal to one-twelfth of 1.00% of the sum of the cost of all investments. For the three and six months ended June 30, 2010, the accounting acquirer incurred $16,439 and $23,073 respectively, in asset management fees, which was recorded in advisory fees - related party in the condensed consolidated statements of operations.
Asset Acquisition Fee
The Advisor also receives an acquisition fee equal to 1% of the amount funded by the Company to originate or acquire commercial real estate loans or the amount invested in the case of other real estate investments including any origination and acquisition expenses and any debt attributable to such investments. For the three and six months ended June 30, 2011, the Company incurred $151,075 and $198,372, respectively, in acquisition fees payable to the Advisor which is included in advisory fees - related party in the condensed consolidated statements of operations. As of June 30, 2011, a total of $151,075 of asset acquisition fees are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets.
Asset Disposition Fee
For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of each commercial real estate debt, commercial real estate security or select commercial real estate equity investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a loan or other debt-related investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property.
NRF Capital Markets, LLC
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager, an indirect subsidiary of the Sponsor, selling commissions of up to 7% of gross offering proceeds, all of which are reallowed by the Dealer Manager to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3% of gross offering proceeds, a portion of which may be reallowed by the Dealer Manager to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the distribution reinvestment plan. For the six months ended June 30, 2011, the Company incurred $2,644,340 in selling commissions and dealer manager fees, which are recorded as a cost of capital in the condensed consolidated statements of stockholders’ equity. For the six months ended June 30, 2010, the Company incurred $371,712, in selling commissions and dealer manager fees, which are recorded as a cost of capital in the condensed consolidated statements of stockholders’ equity.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Stockholders’ Equity
Common Stock
For the six months ended June 30, 2011, the Company sold 2,801,853 shares of common stock pursuant to its Offering, generating net proceeds of $25,216,679.
Sponsor Purchase of Common Stock
The Sponsor has committed to purchase up to $10,000,000 of shares of the Company’s common stock during the two-year period following commencement of the Company’s Offering under certain circumstances in which the Company’s distributions exceed its adjusted funds from operations (“AFFO”) in order to provide additional funds to support distributions to stockholders. On March 23, 2011 and May 12, 2011, the Company’s board of directors approved the sale of 43,439 and 58,565 shares of the Company’s common stock, $0.01 par value per share, to a subsidiary of the Sponsor, at a price of $9.00 per Share.
Distribution Reinvestment Plan
The Company has adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offerings, and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days’ notice to participants. For the six months ended June 30, 2011, the Company issued 40,601 shares totaling $385,706 of gross offering proceeds pursuant to the DRP. At June 30, 2011, the Company recorded a distribution payable of $106,633 related to the approved June cash distribution which was reinvested pursuant to the DRP in July 2011. At December 31, 2010, the Company recorded a distribution payable of $44,321 related to the approved December cash distribution which was reinvested pursuant to the DRP in January 2011.
Distributions
On December 21, 2010, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for each of the three months ended March 31, 2011. The January, February and March distributions were paid in cumulative amounts on February 1, 2011, March 1, 2011, and April 1, 2011 respectively, and totaled $527,087.
On March 23, 2011, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for each of the three months ended June 30, 2011. The April and May distributions were paid, in cumulative amounts to the stockholders of record who are entitled to receive such distributions on May 1, 2011 and June 1, 2011, respectively, and totaled $454,642. At June 30, 2011, the Company recorded a distribution payable of $262,019, related to the approved June cash distribution which was paid on July 1, 2011.
On May 12, 2011, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock, for each of the three months ended September 30, 2011. The July, August and September distributions were, or will be paid, in cumulative amounts to the stockholders of record who are entitled to receive such distributions on August 1, 2011, September 1, 2011 and October 1, 2011, respectively.
Share Repurchase Program
The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. Share repurchases will be made at the sole discretion of the board of directors. During the first quarter of 2011, the Company repurchased 14,748 shares for a total of $147,480 or $10 per share. The Company did not repurchase any common shares in the second quarter of 2011.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Equity-Based Compensation
Directors Shares
On July 19, 2010, each of the Company’s three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. On June 7, 2011, each of the Company’s three independent directors were re-elected to the board and received 2,500 shares of restricted stock in connection with their re-election. The non-vested stock will generally vest over four years; provided, however, that the non-vested stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. The total compensation cost recognized in connection with the granting of the non-vested stock is $202,500, which will be recorded in earnings ratably over the four-year vesting period.
For the three and six months ended June 30, 2011, the Company recognized $9,516 and $17,955 of compensation expense, respectively, related to the 22,500 shares of restricted stock, which was recorded in general and administrative expenses in the condensed consolidated statements of operations.
Long-Term Incentive Plan
The Company adopted a long-term incentive plan, which it uses to attract and retain qualified directors. The Company’s long-term incentive plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under its long-term incentive plan.
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
The Company’s board of directors, or a committee of the board, administers the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grants, vesting or settlement of awards may be subject to the attainment of one or more performance goals.
The Company accounts for equity-based compensation in accordance with the FASB’s fair value recognition provisions. Under these provisions, equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Equity-based compensation is classified within general and administrative expense in the condensed consolidated statements of operations. Equity-based compensation expense is recorded based on awards ultimately expected to vest, the amount of expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated on experience of other companies in the same industry until entity-specific information is available.
10. Commitments and Contingencies
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Non-controlling Interests
Operating Partnership
Non-controlling interests represent the aggregate limited partnership interests in the Operating Partnership held by limited partners. Income allocated to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income allocated to the operating partnership non-controlling interests for the three and six months ended June 30, 2011 was $58 and $35, respectively. Income allocated to the operating partnership non-controlling interests for the three and six months ended June 30, 2010 was $179 and $289, respectively.
12. Subsequent Events
Offering Proceeds
For the period from July 1, 2011 to August 10, 2011, the Company sold 1,113,467 common shares pursuant to its Offering, generating gross proceeds of $11,111,018.
Distributions
On August 11, 2011, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended December 31, 2011. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on November 1, 2011, December 1, 2011 and January 2, 2012.
New Investments
On August 11, 2011, the Company purchased a CMBS for $2,720,000, with a principal amount of $4,000,000 and having a fixed coupon of 5.482%. It is backed by a diverse pool of 175 underlying commercial real estate loans located throughout the United States. The CMBS is rated as BB+ by Standard & Poor’s and Ba2 by Moody’s Investors Services, Inc.
Sponsor Purchase of Common Stock
The Sponsor has committed to purchase up to $10 million of shares of the Company’s common stock during the two-year period following commencement of its Offering under certain circumstances in which the Company’s distributions exceed its AFFO in order to provide additional funds to support distributions to stockholders. On August 11, 2011, the Company’s board of directors approved the sale of 79,629 shares of the Company’s common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a subsidiary of the Sponsor, at a price of $9.00 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. References to “we,” “us,” or “our” refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries unless context specifically requires otherwise.
Forward-Looking Statements
Certain items in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, financing needs, future market opportunities, financial condition and disclosure in Item 2. of this report - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
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
Organization and Overview
We are an externally managed commercial real estate finance company that was formed in January 2009 to invest in and manage a diversified portfolio of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. NS Real Estate Income Trust Advisor, LLC is our external manager, or our Advisor, and is an affiliate of our sponsor, NorthStar Realty Finance Corp. Through our operating partnership we seek to originate, acquire and asset manage:
•	commercial real estate debt, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans;

•	commercial real estate securities, including primarily commercial mortgage-backed securities (“CMBS”), and may include unsecured REIT debt, collateralized debt obligations and other securities; and

•	select commercial real estate equity investments.
We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on real estate fundamentals.
We intend to make an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Sources of Operating Revenues
We earn interest income from real estate securities and our real estate debt investments.
Profitability and Performance Metrics
We calculate Adjusted Funds from Operations, or AFFO, (see “Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations” for a description of this metric) to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Our strategy in the current market conditions is a cautious but optimistic approach to investing. The recent political indecisiveness concerning the U.S. debt ceiling, the Standard & Poor’s downgrade of the United States government credit rating, combined with international instability has increased market volatility and impacted investor and consumer confidence. Despite the potential for a slowdown in the recovery in the U.S. economy, we believe the current environment for commercial real estate lending will allow us to implement our business plan and generate attractive risk-adjusted returns on our invested capital that will support our distributions.
The current market conditions combined with our Advisor’s platform provides opportunities to: (i) originate loans with attractive current returns and strong structural features directly with borrowers, thereby taking advantage of the changing market conditions in order to seek attractive risk-return dynamics for our stockholders; and (ii) purchase commercial real estate debt and commercial real estate securities from third parties, in many instances at discounts to their face amount (or principal amount), due to the lack of market liquidity and seller deleveraging.
We believe that the near and intermediate-term market for originations and acquisitions of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments is one of the most compelling from a risk-return perspective that the Company or our Advisor has experienced in recent years. We believe our strategy presents a favorable alternative to pure “equity-oriented” investment strategies by offering attractive risk-adjusted returns and a higher potential for capital preservation should the real estate capital market shift to a less favorable environment. Given the prospect of a continued slow recovery for the U.S. economy, we favor an investment strategy weighted towards targeting debt or securities assets which maximize current income with the added features of subordinate capital and downside structural protection.
Many investors who acquired real estate assets prior to the recent economic recession are now having to devote substantial effort to managing their investments and may not have the resources or capital available to take advantage of current market opportunities. Companies such as ours, with no legacy asset issues, should have a competitive advantage in the market. For example, our current originations and acquisitions of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments reflect valuations that have already adjusted to post-recession pricing.

We believe that the following conditions, which are by-products of the recent extended credit market dislocation and the current, slow economic recovery, should create a favorable investment environment for us:
•	The post-recession market for investing in commercial real estate offers an opportunity to participate in what we believe are favorable real estate asset valuations;
•
The scarcity of capital available in the new-issue CMBS market or related securitized debt market (such as collateralized debt obligations, or CDOs) reduces a major source of debt capital for commercial property owners;

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
Our Target Assets
We intend to invest in both fixed and floating-rate debt and securities. Our fixed-rate assets have set interest rates that do not fluctuate over time and we receive consistent payments from these assets. Our floating-rate assets generally have interest rates based on a spread to one-month London Interbank Offered Rate, or LIBOR, a floating-rate index based on rates that banks charge each other to borrow. LIBOR as of June 30, 2011, was 0.19%, well below its 2.27% average over the past five years. One-month LIBOR resets every 30 days and the total interest rate paid to us by our borrowers on our floating-rate assets that are tied to LIBOR will generally fluctuate as LIBOR rises and falls. Given the current one-month LIBOR rate is at historically low levels, in order to generate minimum interest rates that are consistent with our targeted returns, many of our LIBOR-based assets have a fixed minimum LIBOR rate, or “floor”. The interest rate paid on our floating-rate assets with floors will not increase until the actual one-month LIBOR rate surpasses the fixed floor rate. Our allocation of fixed and floating-rate assets may vary significantly over time.
Returns on real estate securities are sensitive to interest rate volatility. For example, if interest rates increase, the value of our fixed-rate real estate securities may tend to decrease. On the other hand, if interest rates were to decrease, the value of our fixed-rate real estate securities may tend to increase.

Our Financing Strategy
We may employ leverage as a part of our investment strategy. Although we have a maximum leverage level for our portfolio, we do not have a targeted debt-to-equity ratio, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our assets and we do not employ leverage to speculate on changes in interest rates. When we employ leverage we will generally seek to match fund our assets with respect to interest rate and maturity in order to reduce the impact of interest rate fluctuation and risk of refinancing our liabilities prior to the maturity of our assets.
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
Our Advisor conducts comprehensive credit reviews that include day-to-day oversight by the portfolio management team, weekly management meetings and a quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by these credit reviews. During the credit reviews, assets may be put on non-performing status and identified for possible impairment based upon several factors, including missed or late contractual payments, significant declines in collateral performance, and other data which may indicate a potential issue in our ability to recover our capital from the investment.
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
Basis of Presentation
The following discussion is based upon the historical carryover financial statements of NorthStar Income Opportunity REIT I, Inc., or NSIO REIT, the accounting acquirer, for the three and six months ended June 30, 2010 and the financial statements of ours for the three and six months ended June 30, 2011.

Results of Operations
Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

	Three Months Ended June 30,		Increase (decrease)
	2011	2010	Amount	%
Revenues
Interest income	$679,278	$426,995	$252,283	59.1%

Total revenues	679,278	426,995	252,283	59.1
Expenses
Interest expense	224,929	224,917	12	0.0
Advisory fees — related party	213,737	16,439	197,298	1,200.2
Auditing and professional fees	42,702	130,423	(87,721)	(67.3)
General and administrative expenses	302,316	156,812	145,504	92.8

Total expenses	783,684	528,591	255,093	48.3
Loss from operations	(104,406)	(101,596)	(2,810)	2.8
Realized gain on investments and other	—	199,604	(199,604)	(100.0)
Unrealized gain on investments and other	585,719	857,388	(271,669)	(31.7)

Consolidated net income	481,313	955,396	(474,083)	(49.6)
Less: net income attributable to non-controlling interests	58	179	(121)	(67.6)

Net income attributable to NorthStar Real Estate Income
Trust, Inc. common stockholders	$481,255	$955,217	$(473,962)	(49.6%)

Revenues
Interest Income
Interest income increased $252,283 over the prior period. The increase was primarily attributable to interest income of $302,800 earned on two first mortgage loans that the Company originated in 2011, partially offset by income on a security that was sold on June 30, 2010.
Expenses
Interest Expense
Interest expense remained flat over the prior period.
Advisory Fees — Related Party
The increase in advisory fees — related party was primarily attributable to an acquisition fee of $151,075 to our Advisor for the origination of a first mortgage loan in the second quarter of 2011 and an increase in asset management fees of $46,223 due to increased investment activity.

Auditing and Professional Fees
The decrease in auditing and professional fees was primarily attributable to one-time professional fees incurred during the second quarter of 2010 in connection with the merger of NSIO REIT and the Company.
General and Administrative Expenses
The increase in general and administrative expenses was primarily attributable to increases in director and officer insurance, public company expenses, equity-based compensation expense, and servicer fees.
Realized Gain on Investments and Other
We had no realized gain on investments and other for the three months ended June 30, 2011. The realized gain on investments and other for the three months ended June 30, 2010 was generated from the sale of a real estate security on June 30, 2010.
Unrealized Gain on Investments and Other
The decrease in unrealized gain on investments and other is primarily related to the change in fair value on the real estate securities.
Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

	Six Months Ended June 30,		Increase (decrease)
	2011	2010	Amount	%
Revenues
Interest income	$1,052,744	$705,249	$347,495	49.3%

Total revenues	1,052,744	705,249	347,495	49.3
Expenses
Interest expense	447,498	345,121	102,377	29.7
Advisory fees — related party	278,616	23,073	255,543	1,107.5
Auditing and professional fees	89,465	130,423	(40,958)	(31.4)
General and administrative expenses	487,419	276,055	211,364	76.6

Total expenses	1,302,998	774,672	528,326	68.2
Loss from operations	(250,254)	(69,423)	(180,831)	260.5
Realized gain on investments and other	—	199,604	(199,604)	(100.0)
Unrealized gain on investments and other	581,312	1,104,247	(522,935)	(47.4)

Consolidated net income	331,058	1,234,428	(903,370)	(73.2)
Less: net income attributable to non-controlling interests	35	289	(254)	(87.9)

Net income attributable to NorthStar Real Estate Income
Trust, Inc. common stockholders	$331,023	$1,234,139	$(903,116)	(73.2%)

Revenues
Interest Income
The increase in interest income was primarily attributable to the full period benefit in 2011 of the acquisition of two real estate securities, one in January 2010 and the second in February 2010, resulting in additional income of $132,347 and an increase in interest income of $304,911 on two first mortgage loans that the Company originated in 2011. The increase was partially offset by the sale of a real estate security on June 30, 2010.
Expenses
Interest Expense
The increase in interest expense was primarily related to a full period of interest expense in 2011 from two Term Asset-Backed Securities Loan Facility agreements, or TALF borrowings, secured in January 2010 and February 2010, respectively, which were used to finance the acquisition of two real estate securities.
Advisory Fees — Related Party
The increase in advisory fees — related party was primarily attributable to acquisition fees of $198,372 to our Advisor for the origination of two first mortgage loans in 2011 and an increase in asset management fees of $57,171 due to increased investment activity.
Auditing and Professional Fees
The decrease in auditing and professional fees was primarily attributable to one-time professional fees incurred during the second quarter of 2010 in connection with the merger of NSIO REIT and the Company.
General and Administrative Expenses
The increase in general and administrative expenses was primarily attributable to increases in director and officer insurance, public company expenses, equity-based compensation expense, and servicer fees, partially offset by a one-time structure fee incurred in 2010 related to the TALF borrowings.
Realized Gain on Investments and Other
We had no realized gain on investments and other for the six months ended June 30, 2011. Realized gain on investments and other for 2010 was the result of the sale of one real estate security on June 30, 2010.
Unrealized Gain on Investments and Other
The decrease in unrealized gain on investments and other is primarily related to the change in fair value on the real estate securities.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our continuous, public offering of up to a maximum of 110,526,315 shares of common stock, or our Offering, of which 10,526,315 shares will be offered pursuant to our distribution reinvestment plan, or DRP, to conduct our operations. We will obtain the capital required to originate and acquire commercial real estate debt investments, commercial real estate securities and select commercial real estate equity investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. For the six months ended June 30, 2011, we sold 2,801,853 shares generating gross proceeds of $27,861,019 and had $24,037,982 of unrestricted cash available for investments as of June 30, 2011.
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

Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our offering stage. Our charter limits us from incurring borrowings that would exceed 75% of our tangible assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. As of June 30, 2011, our leverage was 55%, which is well below the maximum allowed by our charter.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and NRF Capital Markets, LLC, or the Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions and the dealer manager fee and payments to the Dealer Manager and our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors.
We intend to elect to be taxed as a REIT and to operate as a REIT commencing with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.
Cash Flows
The following discussion is based upon the historical carryover financial statements of NSIO REIT, the accounting acquirer, for the six months ended June 30, 2010 and the financial statements of ours for the six months ended June 30, 2011.
Net cash flow provided by operating activities was $286,293 for the six months ended June 30, 2011 compared to net cash provided by operating activities of $199,563 for the six months ended June 30, 2010. The principal source of cash flow was net interest income generated from our investments.
Net cash flow used in investing activities was $19,809,900 for the six months ended June 30, 2011 compared to net cash used in investing activities of $27,763,765 for the six months ended June 30, 2010. The principal use of cash for the six months ended June 30, 2011 was the origination of two real estate debt investments. The principal use of cash for the six months ended June 30, 2010 was the purchase of two real estate securities.
Net cash flow provided by financing activities was $23,156,757 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $38,073,594 for the six months ended June 30, 2010. The principal sources of cash for the six months ended June 30, 2011 were proceeds from the issuance of common stock. The principal sources of cash for the six months ended June 30, 2010 were proceeds from the issuance of common stock and proceeds from two TALF borrowings.
Recent Developments
Offering Proceeds
For the period from July 1, 2011 to August 10, 2011, we sold 1,113,467 common shares pursuant to our Offering, generating gross proceeds of $11,111,018.

Distributions
On August 11, 2011, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended December 31, 2011. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on November 1, 2011, December 1, 2011 and January 1, 2012.
New Investments
On August 11, 2011, we purchased a CMBS for $2,720,000, with a principal amount of $4,000,000 and having a fixed coupon of 5.482%.  It is backed by a diverse pool of 175 underlying commercial real estate loans located throughout the United States.  The CMBS is rated as BB+ by Standard & Poor’s and Ba2 by Moody’s Investors Services, Inc.
Sponsor Purchase of Common Stock
The Sponsor has committed to purchase up to $10 million of shares of our common stock during the two-year period following commencement of our Offering under certain circumstances in which our distributions exceed our AFFO in order to provide additional funds to support distributions to stockholders. On August 11, 2011, our board of directors approved the sale of 79,629 shares of our common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a subsidiary of the Sponsor, at a price of $9.00 per Share.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Non-GAAP Financial Measures
Funds from Operations and Adjusted Funds from Operations
Management believes that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of our company in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with generally accepted accounting principles (“U.S. GAAP”)), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.
We calculate AFFO by subtracting from (or adding to) FFO:
•	the amortization or accrual of various deferred costs including equity based compensation; and

•	an adjustment to reverse the effects of unrealized gains /(losses).
Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash income and expenses. Additionally, FFO and AFFO serve as measures of our operating performance because they facilitate evaluation of our company without the effects of selected items required in accordance with U.S. GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.
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

Set forth below is a reconciliation of FFO and AFFO to net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Funds from Operations:
Net income attributable to NorthStar Real Estate Income
Trust, Inc. common stockholders	$481,255	$955,217	$331,023	$1,234,139

Funds from Operations	481,255	955,217	331,023	1,234,139

Adjusted Funds from Operations:
Funds from Operations	481,255	955,217	331,023	1,234,139
Amortization of equity-based compensation	9,516	—	17,955	—
Unrealized gains from fair value adjustments	(585,719)	(857,388)	(581,312)	(1,104,247)

Adjusted Funds from Operations	$(94,948)	$97,829	$(232,334)	$129,892

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Recent Sales of Unregistered Securities
On June 7, 2011, we granted each of our three independent directors 2,500 shares of restricted stock in connection with their re-election to our board of directors. The non-vested stock will generally vest over four years; provided, however, that the non-vested stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.
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
As of June 30, 2011, we had sold the following securities in our Offering at the following aggregate offering prices:
•	3,076,359 shares, equal to $30,557,333 in aggregate gross offering proceeds; and

•	46,815 shares, equal to $444,738 in aggregate gross offering proceeds, pursuant to the DRP.
In the aggregate, as of June 30, 2011, we had sold 3,099,135 shares resulting in gross proceeds of $30,802,067, excluding the 24,039 shares purchased by NRFC Sub-REIT Corp preceding the commencement of our Offering.
For the six months ended June 30, 2011, we repurchased 14,748 shares for a total of $147,480, or $10.00 per share.
As of June 30, 2011, we have incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount

Offering costs to related parties	$3,038,467
From the commencement of the Offering through June 30, 2011, the net offering proceeds to us from the primary offering component of the Offering, after deducting the total expenses incurred described above, were $27,763,600. From the commencement of the Offering through June 30, 2011, we had used $19,809,900 of such net proceeds to originate real estate debt investments. Of the amount used to originate the investments, $198,372 was paid to our Advisor as acquisition and asset management fees and acquisition expense reimbursement.

Item 6.	Exhibits
(a)	Exhibits

Exhibit
Number		Description
3.1
Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2		Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)
4.1	*	Form of Subscription Agreement
4.2
Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS		XBRL Instance Document
**101.SCH		XBRL Taxonomy Extension Schema Document
**101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**
Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.

Date: August 15, 2011	By:	/s/ David T. Hamamoto David T. Hamamoto
Chief Executive Officer

	By:	/s/ Lisa Meyer Lisa Meyer
Chief Financial Officer