Form 10-Q
period 2011-09-30
NorthStar Real Estate Income Trust, Inc.
filed 2011-11-10
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Commission File Number: 333-157688
NORTHSTAR REAL ESTATE INCOME TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-4141646
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
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
The Company has one class of common stock, par value $0.01 per share, 11,537,289 shares outstanding as of November 8, 2011.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2011

Index	Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 (unaudited)	4

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010 (unaudited)	5

Consolidated Statements of Stockholders’ Equity as of September 30, 2011 (unaudited) and December 31, 2010	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	32

Part II. Other Information	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

Signatures	35

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Cash	$40,588,178	$20,404,832
Restricted cash	4,945,802	—
Real estate securities, available for sale	34,255,310	31,264,331
Real estate debt investments, net	29,225,791	—
Interest receivable	273,784	128,287
Subscriptions receivable, net	721,598	234,267
Deferred financing costs, net	38,332	46,216
Other assets	7,375	—

Total assets	$110,056,170	$52,077,933

Liabilities
Borrowings	$24,061,212	$24,061,212
Accounts payable and accrued expenses	1,000,300	255,874
Escrow deposits payable	4,945,802	—
Distribution payable	559,507	208,594

Total liabilities	30,566,821	24,525,680

Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 9,349,865 and 3,193,414 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	93,498	31,934
Additional paid-in capital	81,448,420	26,775,538
Retained (deficit) earnings	(2,100,369)	740,547
Accumulated other comprehensive income	43,527	—

Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	79,485,076	27,548,019
Non-controlling interests	4,273	4,234

Total equity	79,489,349	27,552,253

Total liabilities and equity	$110,056,170	$52,077,933

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues
Interest income	$849,522	$413,107	$1,902,266	$1,118,356

Total revenues	849,522	413,107	1,902,266	1,118,356
Expenses
Interest expense	227,480	227,383	674,978	572,504
Advisory fees — related party	178,296	13,938	456,912	37,011
Auditing and professional fees	54,789	60,227	144,254	190,650
General and administrative expenses	97,455	274,130	584,874	550,185

Total expenses	558,020	575,678	1,861,018	1,350,350
Income (loss) from operations	291,502	(162,571)	41,248	(231,994)
Realized gain on investments and other	—	—	—	199,604
Unrealized gains (losses) on investments and other	(278,519)	1,109,603	302,793	2,213,850

Consolidated net income	12,983	947,032	344,041	2,181,460
Less: net income attributable to non-controlling interests	—	132	35	421

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$12,983	$946,900	$344,006	$2,181,039

Net income per share of common stock, basic	$0.00	$0.32	$0.06	$1.33

Weighted average number of shares of common stock outstanding, basic	7,444,451	2,991,261	5,350,793	1,641,038
See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated net income	$12,983	$947,032	$344,041	$2,181,460
Other comprehensive income:
Unrealized gain on real estate securities, available for sale	43,531	—	43,531	—

Total other comprehensive income	43,531	—	43,531	—

Comprehensive income	56,514	947,032	387,572	2,181,460
Less:
Net income attributable to non-controlling interests	—	132	35	421
Other comprehensive income attributable to non-controlling interests	4	—	4	—

Comprehensive income attributable to NorthStar Real Estate Income Trust, Inc.	$56,510	$946,900	$387,533	$2,181,039

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other		Total Company’s		Total
	Common Stock		Additional	Comprehensive	Retained	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Paid-in Capital	Income	Earnings (Deficit)	Equity	Interests	Equity

Balance, December 31, 2009	113,828	$1,138	$998,862	$—	$680,530	$1,680,530	$3,361	$1,683,891

Activity prior to the merger:
Proceeds from issuance of common stock	3,669,919	36,699	35,032,407	—	—	35,069,106	—	35,069,106
Cost of capital	—	—	(3,459,410)	—	—	(3,459,410)	—	(3,459,410)
Stock distribution reinvestment	7,915	79	74,262	—	—	74,341	—	74,341
Distributions declared	—	—	—	—	(1,075,268)	(1,075,268)	—	(1,075,268)
Shares redeemed for cash	(893,968)	(8,939)	(8,233,445)	—	—	(8,242,384)	—	(8,242,384)

Balance, October 18, 2010	2,897,694	$28,977	$24,412,676	$—	$(394,738)	$24,046,915	$3,361	$24,050,276

Shares of the accounting acquiree(1)	39,039	390	62,326	—	—	62,716	545	63,261
Proceeds from issuance of common stock	250,467	2,505	2,493,805	—	—	2,496,310	—	2,496,310
Cost of capital	—	—	(260,678)	—	—	(260,678)	—	(260,678)
Stock distribution reinvestment	6,214	62	58,970	—	—	59,032	—	59,032
Distributions declared	—	—	—	—	(494,307)	(494,307)	—	(494,307)
Amortization of equity-based compensation	—	—	8,439	—	—	8,439	—	8,439
Net income	—	—	—	—	1,629,592	1,629,592	328	1,629,920

Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$—	$740,547	$27,548,019	$4,234	$27,552,253

Proceeds from issuance of common stock	6,082,467	60,825	60,456,128	—	—	60,516,953	—	60,516,953
Cost of capital	—	—	(6,437,347)	—	—	(6,437,347)	—	(6,437,347)
Shares redeemed for cash	(14,748)	(148)	(147,332)	—	—	(147,480)	—	(147,480)
Stock distribution reinvestment	81,232	812	770,895	—	—	771,707	—	771,707
Distributions declared	—	—	—	—	(3,184,922)	(3,184,922)	—	(3,184,922)
Issuance of equity-based compensation	7,500	75	—	—	—	75	—	75
Amortization of equity-based compensation	—	—	30,538	—	—	30,538	—	30,538
Other comprehensive income	—	—	—	43,527	—	43,527	4	43,531
Net income	—	—	—	—	344,006	344,006	35	344,041

Balance, September 30, 2011 (Unaudited)	9,349,865	$93,498	$81,448,420	$43,527	$(2,100,369)	$79,485,076	$4,273	$79,489,349

(1)
NorthStar Real Estate Income Trust, Inc., the surviving legal entity, issued 24,039 shares for its initial capitalization and 15,000 shares to its Board of Directors prior to the merger with Northstar Income Opportunity REIT I, Inc.

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Consolidated net income	$344,041	$2,181,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and fees on investments	64,454	12,147
Amortization of deferred financing costs	7,884	6,471
Realized gain on investments and other	—	(199,604)
Unrealized (gains) losses on investments and other	(302,793)	(2,213,850)
Equity-based compensation	30,613	—
Origination fees on real estate debt investments	142,500	—
Changes in assets and liabilities:
Interest receivable	(145,497)	(130,951)
Other assets	(16,604)	(4,962)
Accounts payable and accrued expenses	215,279	68,738

Net cash provided by (used in) operating activities	339,877	(280,551)

Cash flows from investing activities:
Origination of real estate debt investments	(29,357,400)	—
Acquisition of real estate securities	(2,720,000)	(29,616,265)
Sale of real estate security	—	1,852,500

Net cash (used in) investing activities	(32,077,400)	(27,763,765)

Cash flows from financing activities:
Proceeds from issuance of common stock	59,992,506	35,068,415
Proceeds from distribution reinvestment plan	771,707	74,341
Redemption of common stock	(147,480)	—
Cost of capital	(5,861,855)	(3,459,410)
Distributions paid on common stock	(2,834,009)	(353,808)
Borrowings under secured term loans	—	24,089,417
Repayment of secured term loans	—	(28,205)
Payment of deferred financing costs	—	(55,287)

Net cash provided by financing activities	51,920,869	55,335,463

Net increase in cash	20,183,346	27,291,147
Cash, beginning of period	20,404,832	55,630

Cash, end of period	$40,588,178	$27,346,777

Supplemental disclosure of cash flow information:
Cash paid for interest	$669,526	$526,906

Supplemental disclosure of non-cash financing activities:
Distribution payable	$559,507	$582,759
Accrued cost of capital	602,549	—
Subscriptions receivable, gross	795,000	—
See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Formation and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed on January 26, 2009, and elected to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company was organized primarily to originate, acquire and manage portfolios of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments. Commercial real estate debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans. Commercial real estate securities will primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured REIT debt, collateralized debt obligations and other securities. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the “Advisor”) and has no employees.
Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests in the consolidated balance sheets as of September 30, 2011 and December 31, 2010. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.
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
On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering (the “Offering”), of which 10,526,315 shares could be offered pursuant to the Company’s distribution reinvestment plan (“DRP”). The SEC declared the Company’s registration statement effective on July 19, 2010, and the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly known as NRF Capital Markets, LLC, and an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments.
On October 18, 2010, the Company completed a merger, accounted for as a reverse merger and recapitalization, with NorthStar Income Opportunity REIT I, Inc., (“NSIO REIT”) also sponsored by the Sponsor (the “Merger Transaction”). The Company was considered the surviving legal entity and NSIO REIT (the “Accounting Acquirer”) was considered the accounting acquirer and the surviving accounting entity. As the surviving accounting entity, NSIO REIT’s financial information is presented in these financial statements on a historical carryover basis.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In addition, as a result of the Merger Transaction, the Company eliminated the minimum offering requirement and terminated its escrow agreement with Wells Fargo Bank, N.A.
2. Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s December 31, 2010 consolidated financial statements included in its annual report on Form 10-K.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, which are majority-owned and controlled by the Company. All significant intercompany balances have been eliminated in consolidation.
Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Restricted Cash
Restricted cash consists of escrow deposits for future debt service payments, taxes, insurance, tenant improvements and other costs collected in connection with first mortgage loan originations.
Real Estate Debt Investments
Real estate debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized origination fees, discounts and unfunded commitments unless such loan or investment is deemed to be impaired. Interest income is recorded on the accrual basis and related discounts, premiums, origination costs and fees on assets are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations.
Real Estate Securities
The Company classifies its real estate securities as available for sale on the acquisition date. Available for sale securities are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of stockholders’ equity. However, the Company may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in the Company’s consolidated statements of operations. The Company recognizes interest income on real estate securities using the effective interest method and any related premiums or discounts are amortized as an adjustment to interest income in our consolidated statements of operations.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses and Impairment on Investments
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
Real Estate Securities
Periodically, the Company assesses unrealized losses on the change in fair value on the real estate securities to determine if a decline in value is other-than-temporary. As defined under U.S. GAAP, impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. If an other-than-temporary impairment exists, the security is written down to fair value. The total other-than-temporary impairment is then bifurcated into the credit loss component and losses relating to other factors. The credit loss component is recognized in the consolidated statements of operations and the losses relating to other factors are recognized in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity.
Real estate securities for which the fair value option was elected are not evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company’s consolidated statements of operations. Realized losses on such securities are reclassified to the realized gains (losses) on investments and other as losses occur.
Organization and Offering Costs
The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering expenses do not exceed 15% of gross offering proceeds from the primary offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15 million, or 1.5% of the total proceeds available to be raised from the primary offering. The Company records organization and offering costs each period to the extent primary offering proceeds are raised based upon an allocation determined by the Company’s expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to stockholders’ equity.
Comprehensive Income
The Company reports consolidated statements of comprehensive income in separate statements consecutive to the consolidated statements of operations. Comprehensive income is defined as the change in stockholders’ equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”). The Company’s principal component of OCI is unrealized gain (loss) on real estate securities for which the fair value option of accounting was not elected.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recently Issued Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective for the first interim or annual period beginning after December 15, 2011. The Company is currently evaluating the impact of this accounting update and does not expect it will have a material impact on the consolidated financial statements.
In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included on the statement of operations or an additional statement of other comprehensive income immediately follow the statement of operations. The update does not change the components of other comprehensive income that must be reported but it eliminates the option to present other comprehensive income on the statement of stockholders’ equity. The accounting update is effective for the Company the first quarter 2012 and should be applied retrospectively to all periods reported after the effective date. There is no impact as the Company currently complies with this update.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Fair Value Hierarchy
Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy:

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate securities CMBS	$—	$34,255,310	$—	$34,255,310	$—	$31,264,331	$—	$31,264,331
At September 30, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.
Fair Value Option
The Company generally will not elect the fair value option of accounting for its financial assets and liabilities. However, the Company may elect to apply the fair value option of accounting to certain of its real estate security investments at the time of initial recognition of the investments. As of September 30, 2011, the fair value option of accounting was elected for two of the Company’s real estate securities.
Changes in fair value for assets and liabilities for which the election is made will be recognized in income as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The following table sets forth fair value of the Company’s financial instruments for which the fair value option was elected and the aggregate contractual amounts of those real estate securities as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Real estate securities(1)
CMBS, at fair value	$31,470,157	$31,264,331
CMBS, contractual amount due upon maturity	28,856,000	28,856,000

Difference	$2,614,157	$2,408,331

(1)	As of September 30, 2011, excludes one security with a principal amount of $4.0 million for which the fair value option was not elected.
For the three months ended September 30, 2011 and 2010, the Company recognized a net unrealized gain (loss) of ($278,519) and $1,109,603, respectively, from the change in fair value of financial assets for which the fair value option was elected. For the nine months ended September 30, 2011 and 2010, the Company recognized a net unrealized gain of $302,793 and $2,213,850, respectively. These amounts are recorded as unrealized gains (losses) on investments and other in the Company’s consolidated statements of operations.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair Value of Financial Instruments
In addition to the above disclosures regarding assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosures of estimated fair value of financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following table shows the principal amount, carrying value and fair value of our financial assets and liabilities at September 30, 2011:

	September 30, 2011
	Principal	Carrying	Fair
	Amount	Value	Value
Financial assets:
Cash(1)	$40,588,178	$40,588,178	$40,588,178
Restricted cash(1)	4,945,802	4,945,802	4,945,802
Real estate securities, available for sale(2)	32,856,000	34,255,310	34,255,310
Real estate debt investments	29,357,400	29,225,791	29,357,400
Receivables(1)	273,784	273,784	273,784

Financial liabilities:
Borrowings	24,061,212	24,061,212	25,571,699
Accounts payable and accrued expenses(1)	1,000,300	1,000,300	1,000,300
Escrow deposits payable(1)	4,945,802	4,945,802	4,945,802
Distribution payable(1)	559,507	559,507	559,507

(1)	As of September 30, 2011, carrying value approximates fair value due to the short-term maturities of these items.

(2)	Refer to the “Determination of Fair Value” above for a discussion of methodologies used to determine fair value.
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
Borrowings
The estimated fair value is based on interest rates available for issuance of debt with similar terms and remaining maturities. The estimated fair value of the Company’s secured term loans is not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Real Estate Securities
Real estate securities are comprised of CMBS backed by a pool of commercial real estate loans which are typically well-diversified by type and geography. The following is a summary of the Company’s real estate securities as of September 30, 2011 and December 31, 2010:

				Cumulative
				Unrealized		Weighted	Weighted
		Principal	Amortized	Gain (Loss) on	Fair	Average	Average
CMBS	Number	Amount	Cost	Investments	Value	Coupon	Yield(1)
September 30, 2011	3	$32,856,000	$32,184,348	$2,070,962	$34,255,310	5.70%	9.21%
December 31, 2010	2	$28,856,000	$29,539,693	$1,724,638	$31,264,331	5.55%	9.62%

(1)	Represents the weighted average levered yield.
At September 30, 2011 and December 31, 2010, the contractual maturities of the real estate securities averaged 34 and 35 years, respectively, with a weighted average expected life of 3.5 years and 4.9 years, respectively.
On June 30, 2010 the Company sold a real estate security for proceeds of $1,852,500. In connection with the sale, the Company recorded a realized gain on investments and other for $199,604 in its consolidated statements of operations.
5. Real Estate Debt Investments
The following is a summary of the Company’s real estate debt investments, all of which have been directly originated by the Company, as of September 30, 2011:

				Weighted Average			Floating Rate as
		Principal	Carrying	Spread over			% of Principal
Asset Type:	Number	Amount	Value	LIBOR(1)	Coupon(2)	Yield	Amount
First mortgage loans	3	$29,357,400	$29,225,791	4.32%	8.08%	8.63%	100.0%

(1)	Represents the weighted average spread over one-month LIBOR.

(2)	All loans are subject to a LIBOR floor.
As of September 30, 2011, all of the Company’s real estate debt investments were performing in accordance with the terms of the loan agreements. The Company did not own any real estate debt investments as of December 31, 2010.
6. Borrowings
The following is a summary of the Company’s Term Asset-Backed Securities Loan Facility (“TALF”) as of September 30, 2011:

		Final Stated	Contractual	Principal	Carrying
Secured term loans:	Type	Maturity	Interest Rate	Amount	Value
TALF I	Non-recourse	Jan-15	3.73%	$11,629,213	$11,629,213
TALF II	Non-recourse	Feb-15	3.69%	12,431,999	12,431,999

Weighted Average/Total			3.71%	$24,061,212	$24,061,212

The TALF borrowings were used to finance two of the Company’s CMBS investments with a fair value of $31,470,157 as of September 30, 2011.
7. Related Party Arrangements
NS Real Estate Income Trust Advisor, LLC
Subject to certain restrictions and limitations, the Advisor, an indirect subsidiary of the Sponsor, is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, the Advisor receives fees and compensation from the Company. Below is a summary of the fees due the Advisor.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Organization and Offering Costs
The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering expenses do not exceed 15% of gross offering proceeds from the primary offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15 million, or 1.5% of the total proceeds available to be raised from the primary offering. The Company shall not reimburse the Advisor for any organization and offering costs that the independent directors determine are not fair and commercially reasonable to the Company.
As of September 30, 2011, the Advisor had unreimbursed organization and offering costs of $2,836,386 which it has incurred on behalf of the Company. For the nine months ended September 30, 2011, the Company raised gross primary offering proceeds of $60,516,953 and, accordingly, was obligated to reimburse up to a total of $885,195 of organization and offering costs, which was allocated $222,599 to organization and $662,596 to offering costs. As of September 30, 2011, $489,839 of organization and offering costs are recorded in accounts payable and accrued expenses in the consolidated balance sheets.
Prior to the Merger Transaction, organization and offering costs (other than selling commissions and the dealer manager fee) of the Accounting Acquirer were being paid by the Advisor or its affiliates, subject to reimbursement. These fees were reimbursable up to a maximum of $1,000,000, which is 1.0% of the maximum gross offering proceeds of $100,000,000 or a minimum of $60,000. For the nine months ended September 30, 2010, the Accounting Acquirer incurred organization and offering costs of $351,428, which was reimbursed to the Advisor in the third quarter of 2010.
Operating Costs
The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for operating costs incurred by the Advisor in connection with services provided to the Company. The Company will reimburse the Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
The Company calculates the expense reimbursement quarterly and will true-up the calculation at the end of the twelve-month period. As of September 30, 2011, the Advisor has incurred unreimbursed operating expenses of $1,623,727 on behalf of the Company. For the three months ended September 30, 2011, the Company accrued $143,352 of operating costs, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. For the three months ended September 30, 2011, operating costs were allocated $54,789 to auditing and professional fees and $88,563 to general and administrative expenses. For the nine months ended September 30, 2011, operating costs were allocated $144,254 to auditing and professional fees and $180,848 to general and administrative expenses.
For the four quarters ended September 30, 2011, the Company incurred $418,000 of operating costs reimbursable to the Advisor based upon the preliminary expense calculation described above, of which $274,648 has been reimbursed as of September 30, 2011.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Advisory Fees
Asset Management Fee
The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of the Company’s investments in joint ventures, including acquisition fees, origination and acquisition expenses and any debt attributable to such investments, less any principal repaid by borrowers on the Company’s debt investments (or the Company’s proportionate share thereof in the case of debt investments made through joint ventures). For the three and nine months ended September 30, 2011, the Company incurred $84,518 and $164,763 respectively, in asset management fees, which was recorded in advisory fees — related party in the consolidated statements of operations. As of September 30, 2011, a total of $2,913 of asset management fees are recorded in accounts payable and accrued expenses in the consolidated balance sheets.
Prior to the Merger Transaction, the Accounting Acquirer paid the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the cost of all investments. For the three and nine months ended September 30, 2010, the Accounting Acquirer incurred $13,938 and $37,011 respectively, in asset management fees, which was recorded in advisory fees — related party in the consolidated statements of operations.
Asset Acquisition Fee
The Advisor also receives an acquisition fee equal to 1.0% of the amount funded by the Company to originate or acquire commercial real estate debt or the amount invested in the case of other real estate investments including any origination and acquisition expenses and any borrowings attributable to such investments. For the three and nine months ended September 30, 2011, the Company incurred $93,778 and $292,149, respectively, in acquisition fees to the Advisor which is included in advisory fees — related party in the consolidated statements of operations. As of September 30, 2011, a total of $93,778 of asset acquisition fees are recorded in accounts payable and accrued expenses in the consolidated balance sheets.
Asset Disposition Fee
For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1.0% of the contract sales price of each commercial real estate debt, commercial real estate security or select commercial real estate equity investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a loan or other debt-related investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. The Company has not incurred any asset disposition fees to the Advisor for the nine months ended September 30, 2011.
NorthStar Realty Securities, LLC
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager, an indirect subsidiary of the Sponsor, selling commissions of up to 7.0% of gross offering proceeds, all of which are reallowed by the Dealer Manager to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3.0% of gross offering proceeds, a portion of which may be reallowed by the Dealer Manager to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the distribution reinvestment plan. For the nine months ended September 30, 2011, the Company incurred $5,774,751 in selling commissions and dealer manager fees, which are recorded as a cost of capital in the consolidated statements of stockholders’ equity. For the nine months ended September 30, 2010, the Company incurred $2,233,090 in selling commissions and dealer manager fees, which are recorded as a cost of capital in the consolidated statements of stockholders’ equity.
8. Stockholders’ Equity
Common Stock
For the nine months ended September 30, 2011, the Company sold 6,082,467 shares of common stock pursuant to its Offering, generating gross proceeds of $60,516,953.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Sponsor Purchase of Common Stock
The Sponsor has committed to purchase up to $10 million of shares of the Company’s common stock during the two-year period following commencement of the Company’s Offering under certain circumstances to provide additional funds to support distributions to stockholders. For the three and nine months ended September 30, 2011, the Company’s board of directors approved the sale of 79,629 and 181,633 shares, respectively, of the Company’s common stock, $0.01 par value per share, to a subsidiary of the Sponsor, at a price of $9.00 per Share.
Distribution Reinvestment Plan
The Company has adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offerings, and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days’ notice to participants. For the nine months ended September 30, 2011, the Company issued 81,232 shares totaling $771,707 of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are approved by the Company’s board of directors and are paid based on a daily amount of $.002191781 per share. The following table summarizes distributions for the nine months ended September 30, 2011.

			Distributions
Month	Declaration Date	Payment Date	Cash	DRP	Total
January 2011	December 21, 2010	February 1, 2011	$172,974	$47,036	$220,010
February 2011	December 21, 2010	March 1, 2011	160,892	49,112	210,004
March 2011	December 21, 2010	April 1, 2011	193,221	65,463	258,684
April 2011	March 23, 2011	May 2, 2011	212,462	80,214	292,676
May 2011	March 23, 2011	June 1, 2011	242,179	99,560	341,739
June 2011	March 23, 2011	July 1, 2011	262,019	106,633	368,652
July 2011	May 12, 2011	August 1, 2011	307,023	125,555	432,578
August 2011	May 12, 2011	September 1, 2011	347,260	153,811	501,071
September 2011	May 12, 2011	October 3, 2011	380,642	178,865	559,507
Share Repurchase Program
The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. Share repurchases will be made at the sole discretion of the board of directors. During the first quarter 2011, the Company repurchased 14,748 shares for a total of $147,480 or $10 per share. The Company did not repurchase any other common shares in 2011.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. Equity-Based Compensation
Directors Shares
On July 19, 2010, each of the Company’s three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. On June 7, 2011, each of the Company’s three independent directors were re-elected to the board and received 2,500 shares of restricted stock in connection with their re-election. The non-vested stock will generally vest over four years; provided, however, that the non-vested stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. The total compensation cost recognized in connection with the granting of the non-vested stock is $202,500, which will be recorded in income ratably over the four-year vesting period.
For the three and nine months ended September 30, 2011, the Company recognized $12,658 and $30,613 of compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations.
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
The Company accounts for equity-based compensation in accordance with the FASB’s fair value recognition provisions. Under these provisions, equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations. Equity-based compensation expense is recorded based on awards ultimately expected to vest, the amount of expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated on experience of other companies in the same industry until entity-specific information is available.
10. Non-controlling Interests
Operating Partnership
Non-controlling interests represent the aggregate limited partnership interests in the OP held by limited partners. Income allocated to the non-controlling interests is based on the limited partners’ ownership percentage of the OP. Income allocated to the operating partnership non-controlling interests for the three and nine months ended September 30, 2011 was $0 and $35, respectively. Income allocated to the operating partnership non-controlling interests for the three and nine months ended September 30, 2010 was $132 and $421, respectively.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11. Segment Reporting
The Company conducts its business through the following segments:
•
The real estate debt business is focused on originating, acquiring and asset managing commercial real estate debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans.

•
The real estate securities business is focused on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, collateralized debt obligations and other securities.

The following summarizes segment reporting for the three and nine months ended September 30, 2011 and 2010:

	Real Estate	Real Estate
Three Months Ended September 30, 2011	Debt	Securities	Unallocated(1)	Total
Revenues
Interest income	$418,084	$431,438	$—	$849,522

Total revenues	418,084	431,438	—	849,522
Expenses
Interest expense	—	227,480	—	227,480
Advisory fees — related party	93,778	—	84,518	178,296
Auditing and professional fees	—	—	54,789	54,789
General and administrative expenses	3,609	875	92,971	97,455

Total expenses	97,387	228,355	232,278	558,020
Income (loss) from operations	320,697	203,083	(232,278)	291,502
Unrealized gains (losses) on investments and other	—	(278,519)	—	(278,519)

Consolidated net income (loss)	320,697	(75,436)	(232,278)	12,983
Less: net income attributable to non-controlling interests	—	—	—	—

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$320,697	$(75,436)	$(232,278)	$12,983

Total assets as of September 30, 2011	$34,830,500	$34,710,897	$40,514,773	$110,056,170

(1)	Unallocated includes corporate level general and administrative expenses.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Real Estate	Real Estate
Three Months Ended September 30, 2010	Debt	Securities	Unallocated(1)	Total

Revenues
Interest income	$—	$413,107	$—	$413,107

Total revenues	—	413,107	—	413,107
Expenses
Interest expense	—	227,383	—	227,383
Advisory fees — related party	—	—	13,938	13,938
Auditing and professional fees	—	—	60,227	60,227
General and administrative expenses	—	875	273,255	274,130

Total expenses	—	228,258	347,420	575,678
Income (loss) from operations	—	184,849	(347,420)	(162,571)
Unrealized gains (losses) on investments and other	—	1,109,603	—	1,109,603

Consolidated net income (loss)	—	1,294,452	(347,420)	947,032
Less: net income attributable to non-controlling interests	—	180	(48)	132

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$—	$1,294,272	$(347,372)	$946,900

Total assets as of September 30, 2010	$—	$32,533,381	$26,787,958	$59,321,339

	Real Estate	Real Estate
Nine Months Ended September 30, 2011	Debt	Securities	Unallocated(1)	Total

Revenues
Interest income	$722,995	$1,179,271	$—	$1,902,266

Total revenues	722,995	1,179,271	—	1,902,266
Expenses
Interest expense	—	674,978	—	674,978
Advisory fees — related party	292,149	—	164,763	456,912
Auditing and professional fees	—	—	144,254	144,254
General and administrative expenses	4,641	3,442	576,791	584,874

Total expenses	296,790	678,420	885,808	1,861,018
Income (loss) from operations	426,205	500,851	(885,808)	41,248
Unrealized gains (losses) on investments and other	—	302,793	—	302,793

Consolidated net income (loss)	426,205	803,644	(885,808)	344,041
Less: net income attributable to non-controlling interests	43	82	(90)	35

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$426,162	$803,562	$(885,718)	$344,006

Total assets as of September 30, 2011	$34,830,500	$34,710,897	$40,514,773	$110,056,170

(1)	Unallocated includes corporate level general and administrative expenses.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Real Estate	Real Estate
Nine Months Ended September 30, 2010	Debt	Securities	Unallocated(1)	Total

Revenues
Interest income	$—	$1,118,356	$—	$1,118,356

Total revenues	—	1,118,356	—	1,118,356
Expenses
Interest expense	—	572,504	—	572,504
Advisory fees — related party	—	—	37,011	37,011
Auditing and professional fees	—	—	190,650	190,650
General and administrative expenses	—	55,682	494,503	550,185

Total expenses	—	628,186	722,164	1,350,350
Income (loss) from operations	—	490,170	(722,164)	(231,994)
Realized gain on investments and other	—	199,604	—	199,604
Unrealized gains (losses) on investments and other	—	2,213,850	—	2,213,850

Consolidated net income (loss)	—	2,903,624	(722,164)	2,181,460
Less: net income attributable to non-controlling interests	—	560	(139)	421

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$—	$2,903,064	$(722,025)	$2,181,039

Total assets as of September 30, 2010	$—	$32,533,381	$26,787,958	$59,321,339

(1)	Unallocated includes corporate level general and administrative expenses.
12. Subsequent Events
Offering Proceeds
For the period from October 1, 2011 to November 8, 2011, the Company sold 2,187,424 common shares pursuant to its Offering, including DRP shares, generating gross proceeds of $21,828,541.
Distributions
On November 8, 2011, the Company’s board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended March 31, 2012. The distributions will be paid in cumulative amounts to the stockholders of record entitled to receive such distributions on February 1, 2012, March 1, 2012 and April 2, 2012.
Sponsor Purchase of Common Stock
The Sponsor has committed to purchase up to $10 million of shares of the Company’s common stock during the two-year period following commencement of the Company’s Offering under certain circumstances to provide additional funds to support distributions to stockholders. On November 8, 2011, the Company and the Sponsor entered into a Second Amended and Restated Distribution Support Agreement, pursuant to which the Sponsor’s purchase commitment is based upon modified funds from operations (“MFFO”) effective for the three months ended September 30, 2011. On November 8, 2011, the Company’s board of directors approved the sale of 71,569 shares of the Company’s common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a subsidiary of the Sponsor, at a price of $9.00 per share. In connection with this commitment and including the Sponsor’s purchase of shares approved on November 8, 2011, the Sponsor has purchased 253,202 shares for $2.3 million.
Advisory Agreement
On November 8, 2011, the Company and the Sponsor entered into Amendment No. 2 to the Advisory Agreement which provides procedures for allocating investment opportunities between the Company, our Sponsor and affiliates of our Sponsor. If, after consideration of the relevant factors, our Sponsor determines that an investment is equally suitable for the Company, our Sponsor, or another affiliate of our Sponsor, the investment will be allocated among each of the entities, including us, on a rotating basis. Currently, investment opportunities are only allocated to the Company and our Sponsor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. References to “we,” “us,” or “our” refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries unless context specifically requires otherwise.
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
Introduction
We are an externally managed commercial real estate finance company that was formed in January 2009 to originate, invest in and manage a diversified portfolio of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. NS Real Estate Income Trust Advisor, LLC is our external manager, or our Advisor, and is an affiliate of our sponsor, NorthStar Realty Finance Corp., or our Sponsor. Through our operating partnership we seek to originate, acquire and asset manage the following:
•	commercial real estate debt, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans.
•	commercial real estate securities, including primarily commercial mortgage-backed securities (“CMBS”), and may include unsecured REIT debt, collateralized debt obligations and other securities.
•	select commercial real estate equity investments.
We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on real estate fundamentals.

We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. Further, we intend to operate our business so our Advisor is not required to register as an investment advisor under the Investment Advisors Act of 1940, as amended.
We earn interest income from real estate debt investments and our real estate securities.
Profitability and Performance Metrics
We calculate Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”) (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Our strategy in the current market conditions is a cautious but optimistic approach to investing. During 2011, the U.S. economy has continued to recover at a slow pace with a potential risk of sliding back into another recession, due to various factors beyond our control, including high unemployment, a weak residential housing market and the high levels of sovereign debt, which resulted in the recent U.S. credit rating downgrade by Standard & Poor’s and European economic uncertainty. Despite the current difficult economic conditions, we believe the current environment for commercial real estate lending and securities investment will allow us to implement our business plan and generate attractive risk-adjusted returns on our invested capital that will support our distributions.
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
We believe that the near and intermediate-term market for originations and acquisitions of commercial real estate debt, commercial real estate securities and select commercial real estate equity investments is one of the most compelling from a risk-return perspective that the Company or our Advisor has experienced in recent years. We believe our strategy presents a favorable alternative to pure “equity-oriented” investment strategies by offering attractive risk-adjusted returns and a higher potential for capital preservation should the real estate capital market shift to a less favorable environment. Given that the U.S. economy is recovering at a slow pace with some potential risk of sliding back into another recession, we favor an investment strategy weighted towards targeting debt or securities assets which maximize current income with the added features of subordinate capital and downside structural protection.
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

We believe that the following conditions, which are by-products of the recent extended credit market dislocation and the current, slow economic recovery, should create a favorable investment environment for us:
•	The post-recession market for investing in commercial real estate offers an opportunity to participate in what we believe are favorable real estate asset valuations.
•
The scarcity of capital available in the new-issue CMBS market or related securitized debt market (such as collateralized debt obligations, or CDOs) reduces a major source of debt capital for commercial property owners.

•
Contraction in the banking system and the high losses experienced by commercial banks has greatly diminished their capacity to provide commercial real estate debt capital and credit to property owners.

•	The increasing number of maturing commercial real estate loans over the next five years should be much greater than the market’s capacity to provide refinancing capital.
•
Insurance companies and government sponsored lending programs like Freddie Mac and Fannie Mae have increased market share through the downturn, but still cannot come close to fully satisfying demand for commercial real estate debt capital and the government sponsored agencies are coming under significant scrutiny with many calling for their reduced role in the future.

•	Capital markets disruption compounded by scrutiny on credit rating agencies offer attractive investing opportunities in legacy CMBS.
•
The restarting of the CMBS market, which is commonly referred to as CMBS 2.0 (generally seeking to finance only the highest-quality assets based on conservative underwriting) makes new issue CMBS investing appealing.

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
Our Target Assets
We intend to invest in both fixed and floating-rate debt and securities. Our fixed-rate assets have set interest rates that do not fluctuate over time and we receive consistent payments from these assets. Our floating-rate assets generally have interest rates based on a spread to one-month London Interbank Offered Rate, or LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of September 30, 2011 was 0.24%, well below its 2.01% average over the past five years. One-month LIBOR resets every 30 days and the total interest rate paid to us by our borrowers on our floating-rate assets that are tied to LIBOR will generally fluctuate as LIBOR rises and falls. Given the current one-month LIBOR rate is at historically low levels, in order to generate minimum interest rates that are consistent with our targeted returns many of our LIBOR-based assets have a fixed minimum LIBOR rate, or “floor.” The interest rate paid on our floating-rate assets with floors will not increase until the actual one-month LIBOR rate surpasses the fixed floor rate. Our allocation of fixed and floating-rate assets may vary significantly over time.
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

In the first half of 2011, liquidity was beginning to return to the commercial real estate finance markets and corporate capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate lenders to originate or purchase new real estate loans. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $22 billion in multi-borrower CMBS transactions that were completed during the first nine months of 2011. Many industry experts are predicting $25 to $30 billion total CMBS issuance in 2011 even though actual issuance could fall below expectations due to more recent volatile market conditions.
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

Results of Operations
The following discussion is based upon the consolidated financial statements of the Company for the three and nine months ended September 30, 2011 and the historical carryover financial statements of NorthStar Income Opportunity REIT I, Inc., or NSIO REIT, the Accounting Acquirer, for the three and nine months ended September 30, 2010.
Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

	Three Months Ended September 30,		Increase (decrease)
	2011	2010	Amount	%

Revenues
Interest income	$849,522	$413,107	$436,415	105.6%

Total revenues	849,522	413,107	436,415	105.6%
Expenses
Interest expense	227,480	227,383	97	0.0%
Advisory fees — related party	178,296	13,938	164,358	1179.2%
Auditing and professional fees	54,789	60,227	(5,438)	(9.0%)
General and administrative expenses	97,455	274,130	(176,675)	(64.4%)

Total expenses	558,020	575,678	(17,658)	(3.1%)
Income (loss) from operations	291,502	(162,571)	454,073	(279.3%)
Unrealized gains (losses) on investments and other	(278,519)	1,109,603	(1,388,122)	(125.1%)

Consolidated net income	12,983	947,032	(934,049)	(98.6%)
Less: net income attributable to non-controlling interests	—	132	(132)	(100.0%)

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$12,983	$946,900	$(933,917)	(98.6%)

Revenues
Interest Income
Interest income increased $436,415, primarily attributable to interest income on three first mortgage loans that the Company originated in 2011.
Expenses
Interest Expense
Interest expense remained flat over the prior period as the Company did not utilize any new financings.
Advisory Fees — Related Party
The increase in advisory fees — related party was primarily attributable to acquisition fees in the third quarter of 2011 for the origination of a first mortgage loan and an increase in asset management fees due to increased capital raising and investment activity.
Auditing and Professional Fees
Auditing and professional fees decreased $5,438, primarily attributable to higher professional fees incurred in the third quarter 2010 related to the merger of NSIO REIT and the Company.

General and Administrative Expenses
General and administrative expenses include director fees, organization and other costs associated with operating the Company. The decrease was primarily attributable to the allocation of organization and other costs incurred in the third quarter 2010 in connection with the merger.
Unrealized Gains (Losses) on Investments and Other
The decrease in unrealized gains (losses) on investments and other is primarily related to the change in fair value on two real estate securities for which the fair value option was elected.
Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Increase (decrease)
	2011	2010	Amount	%

Revenues
Interest income	$1,902,266	$1,118,356	$783,910	70.1%

Total revenues	1,902,266	1,118,356	783,910	70.1%
Expenses
Interest expense	674,978	572,504	102,474	17.9%
Advisory fees — related party	456,912	37,011	419,901	1134.5%
Auditing and professional fees	144,254	190,650	(46,396)	(24.3%)
General and administrative expenses	584,874	550,185	34,689	6.3%

Total expenses	1,861,018	1,350,350	510,668	37.8%
Income (loss) from operations	41,248	(231,994)	273,242	(117.8%)
Realized gain on investments and other	—	199,604	(199,604)	(100.0%)
Unrealized gains (losses) on investments and other	302,793	2,213,850	(1,911,057)	(86.3%)

Consolidated net income	344,041	2,181,460	(1,837,419)	(84.2%)
Less: net income attributable to non-controlling interests	35	421	(386)	(91.7%)

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$344,006	$2,181,039	$(1,837,033)	(84.2%)

Revenues
Interest Income
Interest income increased $783,910, primarily attributable to the origination of three first mortgage loans and the acquisition of a real estate security in 2011. In 2011, the Company also benefitted from owning two of its real estate securities acquired in 2010 for the entire period. The increase was partially offset by the sale of a real estate security on June 30, 2010.
Expenses
Interest Expense
Interest expense increased $102,474, primarily related to a full period of interest expense in 2011 related to borrowings used to finance two real estate securities acquired in January 2010 and February 2010.

Advisory Fees — Related Party
The increase in advisory fees — related party was primarily attributable to acquisition fees for the origination of three first mortgage loans in 2011 and an increase in asset management fees due to increased capital raising and investment activity.
Auditing and Professional Fees
The decrease in auditing and professional fees was primarily attributable to one-time professional fees incurred during the second quarter of 2010 in connection with the merger of NSIO REIT and the Company.
General and Administrative Expenses
General and administrative expenses include director fees, organization and other costs associated with operating the Company. The increase was primarily attributable to increases in director and officer insurance, equity-based compensation expense and servicer fees, partially offset by a decrease in organization and other costs and a one-time structure fee incurred in 2010 related to the TALF borrowings.
Realized Gain on Investments and Other
We had no realized gain on investments and other for the nine months ended September 30, 2011. Realized gain on investments and other for 2010 was the result of the sale of one real estate security on June 30, 2010.
Unrealized Gains (Losses) on Investments and Other
The decrease in unrealized gains (losses) on investments and other is primarily related to the change in fair value on two real estate securities for which the fair value option was elected.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our continuous, public offering to conduct our operations. We will obtain the capital required to originate and acquire commercial real estate debt investments, commercial real estate securities and select commercial real estate equity investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. For the nine months ended September 30, 2011, we sold 6,082,467 shares generating gross proceeds of $60,516,953. As of September 30, 2011, we held $40,588,178 of unrestricted cash available for investments.
If we are unable to continue to raise funds in the Offering, we will be unable to make new investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly-offered REIT, regardless of whether we are able to continue to raise funds in the Offering. Our inability to continue to raise funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our offering stage. Our charter limits us from incurring borrowings that would exceed 75% of our tangible assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. As of September 30, 2011, our leverage was 45.0%, which is well below the maximum allowed by our charter.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and NorthStar Realty Securities, LLC, or the Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions and the dealer manager fee, and payments to the Dealer Manager and our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds from the primary offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors.

We elected to be taxed as a REIT and to operate as a REIT commencing with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.
Cash Flows
The following discussion is based upon the consolidated financial statements of the Company for the nine months ended September 30, 2011 and the historical carryover financial statements of NSIO REIT for the nine months ended September 30, 2010.
Net cash provided by operating activities was $6,086 and $339,877 for the three and nine months ended September 30, 2011, respectively, and included net interest income generated from our investments and fees on originated first mortgage loans offset by fees paid to our Advisor for the acquisition and management of our investments. Net cash (used in) operating activities was $280,551 for the nine months ended September 30, 2010 and included net interest income generated from our investments offset by professional fees paid in connection with the merger with NSIO REIT.
Net cash (used in) investing activities was $32,077,400 for the nine months ended September 30, 2011 and included the origination of three first mortgage loans and the acquisition of a real estate security. Net cash (used in) investing activities was $27,763,765 for the nine months ended September 30, 2010 and included the acquisition of two real estate securities offset by the sale of one real estate security.
Net cash provided by financing activities was $51,920,869 for the nine months ended September 30, 2011 and included the net proceeds from the issuance of common stock through our primary offering and DRP offset by distributions paid on our common stock and a common stock share repurchase. Net cash provided by financing activities was $55,335,463 for the nine months ended September 30, 2010 and included the net proceeds from the issuance of common stock through our primary offering and DRP and borrowings incurred under two TALF agreements offset by distributions paid on our common stock.
Contractual Obligations
As of September 30, 2011, we had the following contractual obligations:

	Payments Due by Period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
Contractual Obligations:
Borrowings	$24,061,212	$—	$—	$24,061,212	$—

Total contractual obligations	$24,061,212	$—	$—	$24,061,212	$—

Recent Developments
Offering Proceeds
For the period from October 1, 2011 to November 8, 2011, the Company sold 2,187,424 common shares pursuant to its Offering, including DRP shares, generating gross proceeds of $21,828,541.
Distributions
On November 8, 2011, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended March 31, 2012. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution February 1, 2012, March 1, 2012 and April 2, 2012.

Sponsor Purchase of Common Stock
The Sponsor has committed to purchase up to $10 million of shares of the Company’s common stock during the two-year period following commencement of the Company’s Offering under certain circumstances to provide additional funds to support distributions to stockholders. On November 8, 2011, the Company and the Sponsor entered into a Second Amended and Restated Distribution Support Agreement, pursuant to which the Sponsor’s purchase commitment is based upon MFFO effective for the three months ended September 30, 2011. On November 8, 2011, the Company’s board of directors approved the sale of 71,569 shares of the Company’s common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a subsidiary of the Sponsor, at a price of $9.00 per share. In connection with this commitment and including the Sponsor purchase of shares approved on November 8, 2011, the Sponsor has purchased 253,202 shares for $2.3 million.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Management believes that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of our company in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with generally accepted accounting principles (“U.S. GAAP”)), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.
We believe MFFO provides a clear and transparent representation of sustainable cash flow from operations. We compute MFFO in accordance with the definition established by the Investment Program Association, or IPA. Our computation of MFFO may not be comparable to other REIT’s that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:
•	acquisition fees and expenses;
•	straight-line rent and amortization of above or below intangible lease assets and liabilities;
•	amortization of discounts and premiums on debt investments;
•	non-recurring impairment of real estate-related investments;
•	realized gains (losses) from the early extinguishment of debt;
•
realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•
unrealized gains (losses) from fair value adjustments on real estate securities, including commercial mortgage-backed securities and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.
We believe that MFFO is helpful to management and investors in assessing our future operating performance and the sustainability of our distributions, especially when our acquisition and offering stage is complete, because it eliminates from net income acquisition fees and expenses that are incurred as part of our investment activities and non-cash fair value adjustments on our real estate securities.
Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and MFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor MFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
Set forth below is a reconciliation of FFO and MFFO to net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Funds from Operations:
Net income attributable to NorthStar Real Estate
Income Trust, Inc. common stockholders	$12,983	$946,900	$344,006	$2,181,039

Funds from Operations	$12,983	$946,900	$344,006	$2,181,039

Modified Funds from Operations:
Funds from Operations	$12,983	$946,900	$344,006	$2,181,039
Acquisition fees and expenses	93,778	—	292,149	—
Amortization of premiums, discounts and fees on investments	5,520	1,460	64,454	12,147
Unrealized (gains) losses from fair value adjustments	278,519	(1,109,603)	(302,793)	(2,213,850)

Modified Funds from Operations	$390,800	$(161,243)	$397,816	$(20,664)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on income and cash flows and to lower overall borrowing costs. We may utilize a variety of financial instruments, including interest rate caps, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. We will not enter into derivative or interest rate transactions for speculative purposes.
Interest Rate Risk
Changes in interest rates affect our net interest income, which is the difference between the income earned on our assets and the interest expense incurred in connection with our borrowings.

Our debt and security investments bear interest at either a floating or fixed-rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR, and typically reprice every 30 days based on LIBOR in effect at the time. Currently, all of our real estate debt investments have a fixed minimum LIBOR rate. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.
Changes in interest rates could affect the value of our fixed-rate real estate debt and security investments. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate assets in order to adjust their yields to current market levels.
Credit Spread Risk
The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed and floating-rate assets decrease and vice versa. The fixed-rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate debt investments are valued based on a market credit spread over LIBOR. Excessive supply of these investments combined with reduced demand will generally cause the market to require a higher yield on these investments, resulting in the use of a higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.
Credit Risk
Credit risk in our real estate debt and security investments relates to each individual’s borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds Use of Proceeds from Registered Securities
On July 19, 2010, our registration statement on Form S-11 (File No. 333-157688), covering our Offering of up to 110,526,315 shares of common stock, of which 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained the Dealer Manager, an affiliate of ours, to serve as the dealer manager of the Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers, and 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100 million, or $9.50 per share.
As of September 30, 2011, we sold the following securities in our Offering:
•	6,332,934 shares, equal to $63,013,263 of aggregate gross offering proceeds; and
•	87,446 shares, equal to $830,739 of aggregate gross offering proceeds, pursuant to the DRP.
In the aggregate, as of September 30, 2011, we sold 6,420,380 shares resulting in gross proceeds of $63,844,002.
For the nine months ended September 30, 2011, we repurchased 14,748 shares for a total of $147,480, or $10.00 per share.
As of September 30, 2011, we incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount

Offering costs to related parties	$6,698,025
From the commencement of the Offering through September 30, 2011, the net offering proceeds to us from the primary offering component of the Offering, after deducting the total expenses incurred described above, were $56,315,238. From the commencement of the Offering through September 30, 2011, we used $29,357,400 to originate real estate debt investments, $2,720,000 to purchase a real estate security and $292,149 was paid to our Advisor as acquisition fees in connection with the loan originations.

Item 6.	Exhibits
(a) Exhibits

Exhibit
Number		Description
3.1
Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2		Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

4.1		Form of Subscription Agreement (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.1
Advisory Agreement dated as of March 17, 2010 by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.2
Amendment No. 1 to Advisory Agreement, dated February 24, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference)

10.3
Amended and Restated Distribution Support Agreement dated as of August 11, 2011, by and between NorthStar Real Estate Income Trust, Inc. and NorthStar Realty Finance Corp (filed as Exhibit 10.7 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

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

**101.INS
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity as of September 30, 2011 (unaudited) and December 31, 2010; (iv) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
Date: November 10, 2011	By:	/s/ David T. Hamamoto
David T. Hamamoto
Chief Executive Officer

	By:	/s/ Debra A. HESS
Debra A. Hess
Chief Financial Officer