Form 10-K
period 2011-12-31
NorthStar Real Estate Income Trust, Inc.
filed 2012-03-02
CIK 1455650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-157688

NORTHSTAR REAL ESTATE INCOME TRUST, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	26-4141646
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 18th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

The Company has one class of common stock, par value $0.01 per share, 20,584,842 shares outstanding as of February 28, 2012.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs and the effects of our current strategies. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate finance industry;

•	our ability to successfully complete a continuous public offering;

•	our ability to deploy capital quickly and successfully;

•	access to debt capital;

•	our liquidity;

•	our ability to make distributions to our stockholders;

•	the effect of paying distributions to our stockholders from sources other than cash flow from operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and sponsor;

•	the lack of a public trading market for our shares;

•	the limited operating history of us and our dealer manager;

•	the effect of economic conditions on the valuations of our investments;

•

the impact of economic conditions on the borrowers of the commercial real estate debt we originate and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;

•	tenant or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	regulatory requirements with respect to our business and the related cost of compliance;

•	competition for investment opportunities;

•	the impact of any conflicts arising among us and our sponsor;

•	changes in laws or regulations governing various aspects of our business and non-listed REITs generally;

•	the loss of our exemption from the definition of “investment company” under the Investment Company Act of 1940, as amended;

•	the effectiveness of our risk management systems;

•	failure to maintain effective internal controls;

•	compliance with the rules governing REITs; and

•	the factors described in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 8. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1.	Business

References to “we,” “us” or “our” refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.

Overview

NorthStar Real Estate Income Trust, Inc. is an externally managed commercial real estate, or CRE, finance company that was formed in January 2009 to originate, invest in and asset manage a diversified portfolio of CRE debt, CRE securities and select CRE equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. NS Real Estate Income Trust Advisor, LLC, or our Advisor, is our external manager, and is an affiliate of our sponsor, NorthStar Realty Finance Corp., or our Sponsor.

Our primary business objectives are to originate and acquire real estate-related investments in order to produce attractive risk-adjusted returns and generate stable cash flows for distribution to our stockholders. We believe that our Sponsor has a platform that derives a competitive advantage from the combination of CRE credit underwriting and capital markets expertise, which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital.

On March 4, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in our continuous public offering, of which 100,000,000 shares can be offered pursuant to our primary offering, or our Primary Offering, and 10,526,315 shares could be offered pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. The SEC declared our registration statement effective on July 19, 2010, and we retained NorthStar Realty Securities, LLC to serve as our dealer manager of our Primary Offering. Our Dealer Manager is an affiliate of our Sponsor and was formerly known as NRF Capital Markets, LLC. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering.

On October 18, 2010, we completed a merger, accounted for as a reverse merger and recapitalization, or the Merger Transaction, with NorthStar Income Opportunity REIT I, Inc., or NSIO REIT, an entity also sponsored by our Sponsor. We were the surviving legal entity in the Merger Transaction and NSIO REIT was considered the accounting acquirer and the surviving accounting entity. As the surviving accounting entity, NSIO REIT’s financial information is presented in these consolidated financial statements on a historical carryover basis.

Our priorities are to continue to raise capital through our Offering for our principal businesses of debt origination and security investing. In 2011, our capital raising efforts picked up significant momentum. From inception through December 31, 2011, we raised gross proceeds of $155.6 million from our Offering and the Merger Transaction, herein collectively referred to as Total Capital Raised.

We conduct our operations so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Our Investments

The following describes the major CRE asset classes in which we invest and continue to actively manage to maximize stockholder value and to preserve our capital. For financial information regarding our reportable segments, refer to Note 11, Segment Reporting, in our accompanying Consolidated Financial Statements for the year ended December 31, 2011 included in Part II, Item 8 “Financial Statements and Supplementary Data.”

The following is a summary of our investments as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Weighted Average
		Principal	Carrying		Current	Yield to
Asset Type:	Number	Amount	Value	Coupon (1)	Yield	Maturity (2)

CRE Debt
First mortgage loans	5	$68,307,400	$68,436,947	8.21%	8.28%	9.17%
Mezzanine loans	1	4,500,000	4,500,369	15.00%	15.15%	16.80%

Total CRE Debt	6	72,807,400	72,937,316	8.63%	8.70%	9.64%

CRE Securities
CMBS	3	32,856,000	34,745,604	5.53%	8.94%	12.80%

Total CRE Securities	3	32,856,000	34,745,604	5.53%	8.94%	12.80%

Total/Weighted average	9	$105,663,400	$107,682,920	7.67%	8.78%	10.62%

(1)	All CRE debt investments are floating-rate but subject to a fixed minimum LIBOR rate, or floor, with a weighted average floor of 3.37% at December 31, 2011. All CMBS are fixed-rate.
(2)

For CRE debt investments, based on initial maturity and fees received or expected to be received from our borrower and excludes any acquisition fees paid to our Advisor. For CRE securities, represents the leveraged yield based on cash flows through expected repayment/sale dates.

Commercial Real Estate Debt

Our CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans. We emphasize direct origination of our debt investments as this allows us a greater degree of control in structuring, the potential for future modification or restructuring negotiations and provides us the opportunity to create subordinate interests in the loan, if desired, that meet our risk return objectives, allows us to maintain a more direct relationship with our borrowers and provides us an opportunity to earn origination and other fees. We believe that the continued limited availability of debt capital for commercial real estate along with the challenging U.S. and global economic conditions present opportunities for us to obtain attractive terms from both new directly-originated loans and from pre-existing loans acquired from third-party originators, who may be motivated to sell due to liquidity needs or who are exiting the business.

Our CRE debt investments typically have many of the following characteristics: (i) terms of two to ten years inclusive of any extension options; (ii) collateral in the form of a first mortgage or a subordinate interest in a first mortgage on real property, a pledge of ownership interests in a real estate owning entity or a preferred equity investment in a real estate owning entity; (iii) investment amounts of $5 million to $50 million; (iv) floating interest rates priced at a spread over LIBOR or fixed interest rates; (v) an interest rate floor or other hedge to protect against interest rate volatility; and (vi) an intercreditor agreement. The intercreditor agreement outlines our rights relative to other investors in the capital structure of the transaction and typically provides us with a right to cure any defaults on those tranches senior to us and, under certain circumstances, to purchase senior tranches.

Commercial Real Estate Securities

Our CRE securities business is focused on investing in and asset managing a wide range of CRE securities, including commercial mortgage-backed securities, or CMBS, and may include unsecured REIT debt, collateralized debt obligation notes, or CDO notes, primarily backed by CRE securities and debt and other securities. Substantially all of our CRE securities have explicit credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Service, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and Kroll, generally referred to as rating agencies) and are typically originally rated investment grade.

We seek to mitigate credit risk through fundamental CRE credit analysis, subordination and diversification. Some of our CMBS investments may be junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. While the expected yield on our securities is sensitive to the performance of the underlying assets, the more subordinated securities, in the case of certain of our CMBS, and the issuer’s underlying equity, in the case of REIT debt, are designed to bear the first risk of default and loss. In addition to diversification by issuer and security within our CRE securities portfolio, the underlying real estate portfolio represented by each such security are further diversified by number of properties, property type, geographic location and tenant composition.

A summary of the various types of CRE securities we may invest in is as follows.

CMBS: CMBS are commercial first priority or senior mortgages pooled in a trust and are principally secured by real property or interests therein having a multifamily or commercial use and located in the United States. Underlying property types include regional malls, neighborhood shopping centers, office buildings, industrial or warehouse properties, hotels, apartment buildings, self-storage and healthcare facilities.

Unsecured REIT Debt: Unsecured REIT debt consists of non-amortizing senior unsecured notes issued by equity REITs. REITs own a variety of property types with a large number of companies focused on the office, retail, multifamily, industrial, healthcare and hotel sectors. Unsecured REIT debt typically incorporates protective financial covenants and have credit ratings issued by one or more rating agencies. We may also invest in junior unsecured debt, preferred equity or common equity of REITs.

CDO Notes: CDO notes are obligations typically collateralized by a combination of CMBS and unsecured REIT debt, and may also include real estate first mortgage loans, subordinate mortgage interests and other asset-backed securities as part of their underlying collateral. These assets are held within a special-purpose vehicle that issues rated securities and equity in private securities offerings.

Financing Strategy

We employ leverage as a part of our investment strategy. Although we have a maximum leverage level for our portfolio, we do not have a targeted debt-to-equity ratio, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our assets and we do not employ leverage to speculate on changes in interest rates. When we employ leverage, we will generally seek to match-fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. We may pursue a variety of financing arrangements such as credit facilities, securitized arrangements and other term borrowings.

Risk Management

Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. These include frequent dialogue with borrowers and inspections of our collateral which are effective processes for identifying issues early. Some of our debt investments may require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property.

Our Advisor conducts comprehensive credit reviews that generally include day-to-day oversight by the portfolio management team, weekly management meetings and a quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by these credit reviews. During the quarterly credit reviews, or more frequently if necessary, investments may be put on highly-monitored status and identified for possible impairment based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment.

Each of our investments, while primarily backed by CRE collateral, is unique and requires customized asset management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting the supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral properties. Our Advisor has an experienced asset management team that monitors those factors on our behalf.

Independent Director’s Review of Our Policies

As required by our charter, our independent directors have reviewed our policies and determined that they are in the best interests of our stockholders. Our key policies that provide the basis for such determination are summarized herein.

Regulation

We are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other fees we can charge our customers; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE debt.

We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have been, and intend to continue to rely on current interpretations of the staff of the SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize, see “Item 1A—Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations.” Further, we intend to continue to operate our business consistent with our original business strategy which we believe will not require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act.

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Competition

Our ability to produce income that will allow us to pay our targeted distribution depends on our ability to originate or acquire investments at our targeted returns. In originating or acquiring these investments, we compete with other REITs, specialty finance companies, savings and loan associations, commercial banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, private funds, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous REITs with investment objectives similar to ours and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our investment volume and returns for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Employees

As of December 31, 2011, we have no employees. Our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors, or our Board, consists of a majority of independent directors. The Audit Committee of our Board is composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of ethics, which delineate our standards for our officers and directors.

Our internet address is www.northstarreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our Audit Committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics as defined in the code.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flows and liquidity could be materially adversely affected.

Risks Related to an Investment in our Company

The CRE finance industry has been and may continue to be adversely affected by economic conditions in the U.S. and the global financial markets generally.

Our business and operations are dependent on the CRE finance industry generally, which in turn is dependent upon broad economic conditions in the U.S and abroad. Despite some recent improvements, the U.S. economy is continuing to experience relatively high unemployment and slow growth. A worsening of economic conditions would likely have a negative impact on the CRE finance industry generally and on our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of the Euro-zone debt crisis, regional conflict or otherwise, may also have a negative impact on the CRE market domestically. Adverse conditions in the CRE finance industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and otherwise negatively impacting our operations.

Challenging economic and financial market conditions could significantly reduce the amount of income we earn and further reduce the value of our investments.

Challenging economic and financial market conditions may cause us to experience an increase in the number of CRE debt investments that result in delinquencies, foreclosures and non-performing assets and a decrease in the value of the property or other collateral which secures our CRE debt and securities, all of that could adversely affect our results of operations. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, loan loss reserves. The decrease in interest income resulting from a loan default may continue for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal amount, accrued interest and default interest due on a defaulted CRE debt investment. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming and may not result in the recovery of our principal. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.

No public trading market for our shares currently exists, and as a result, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, you may not sell your shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our common stock, unless exempted by our Board, which may inhibit large investors from purchasing your shares. We have adopted a share repurchase program, or our Share Repurchase Program, that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our Board. In its sole discretion, our Board could amend, suspend or terminate our Share Repurchase Program upon ten-days prior written notice to stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon ten-business days prior written notice. Further, our Share Repurchase Program includes numerous restrictions that would limit your ability to sell your shares. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, you should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

Our Offering is a blind pool offering and our stockholders will not have the opportunity to evaluate the majority of our investments before we make them, which makes an investment in our stock more speculative.

Because we have not yet acquired or identified the majority of the investments that we may make, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any future investments that we may make, except for investments that may be described in supplements to our prospectus for our Offering. We will seek to invest substantially all of our Offering proceeds available for investment, after the payment of fees and expenses, in CRE debt, CRE securities and select CRE equity investments. However, because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, our stockholders will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our Board will have broad discretion in implementing policies regarding borrower creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers. These factors increase the speculative nature of an investment in our common stock.

Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on your investment.

We rely upon our Advisor, which utilizes our Sponsor’s real estate and debt finance professionals, including Messrs. Hamamoto, Gilbert and Tylis, to identify suitable investments. Our Sponsor and other NorthStar entities also rely on Messrs. Hamamoto, Gilbert and Tylis for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we will hold the proceeds from this Offering in an interest-bearing account or invest the proceeds in short-term assets. Our management team may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. To the extent that our Sponsor’s real estate and debt professionals, who perform services for us on behalf of our Advisor, face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution. Further, the more money we raise in this Offering, the more difficult it will be to invest our net Offering proceeds promptly and on attractive terms. Therefore, the large size of this Offering increases the risk of delays in investing our net Offering proceeds. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor.

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements.

You must rely entirely on the management abilities of our Advisor and the oversight of our Board. Additionally, we and our Sponsor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Sponsor’s real estate and debt professionals, who are utilized by our Advisor, might encounter in allocating investment opportunities among us, our Sponsor and any affiliates of our Sponsor, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to our stockholders at presently contemplated levels, if at all.

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Pursuant to a distribution support agreement, in certain circumstances where our distributions exceed our modified funds from operations, or MFFO, our Sponsor has agreed to purchase up to $10,000,000 of shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders and has, in fact, purchased $2.3 million of shares of our common stock as of December 31, 2011. The sale of these shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

We may be unable to obtain financing required to originate or acquire debt or properties as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions to our stockholders.

We expect to fund a portion of our CRE debt, CRE securities and select CRE equity investments with financing. Despite recently obtaining a $100 million credit facility, or our Credit Facility, from Wells Fargo Bank, National Association, or Wells Fargo, to finance CRE debt we cannot assure you that additional financing will be available on acceptable terms, if at all, or that we will be able to satisfy the covenants and conditions precedent required to utilize our Credit Facility, and we may be required to use a greater proportion of the net proceeds from our Offering to make originations or acquisitions, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our net interest income. Turmoil in the credit and financial markets has greatly reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions to our stockholders.

If we raise substantial Offering proceeds in a short period of time, we may not be able to invest all of our Offering proceeds promptly, which may cause our distributions and your investment returns to be lower than they otherwise would be.

The more shares we sell in our Offering, the greater our challenge will be to invest all of our net Offering proceeds. The large size of our Offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of this Offering may be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

The amount of proceeds we raise in our Offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio.

There is no assurance that we will be successful in raising funds in our Offering and the amount of funds we raise in our Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise significant additional funds from our Offering, our ability to achieve our investment objectives could be hindered, which could result in a lower return on our stockholders’ investments and higher risk as a result of less diversification.

Because we are dependent upon our Advisor and its affiliates to conduct our operations and we are also dependent upon our Dealer Manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on your investment.

We are dependent on our Advisor and its affiliates to manage our operations and our portfolio and we are also dependent upon our Dealer Manager and its affiliates to raise capital. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the origination, acquisition, management and sale of assets to conduct its operations. Our Dealer Manager also depends upon the fees that it receives from us in connection with our Offering. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with our Dealer Manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

Any adverse changes in our Sponsor’s financial health or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on our stockholders’ investments.

We have engaged our Advisor to manage our operations and our portfolio of CRE debt, CRE securities and select CRE equity investments. Our Advisor has no employees, and utilizes our Sponsor’s personnel to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s real estate and debt finance professionals in the identification and origination or acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities.

Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms. In addition, our Sponsor has committed to purchase an aggregate of $10,000,000 of shares of our common stock during the two-year period following commencement of this Offering under certain circumstances in which our distributions exceed our MFFO in order to provide additional cash to support distributions to stockholders. The two-year period during which our Sponsor can purchase our common stock to support distributions to stockholders will end on July 19, 2012, unless extended. Our Sponsor has no obligation to extend the distribution support agreement and may determine not to do so. As of December 31, 2011, our Sponsor has purchased $2.3 million of shares to support distributions to stockholders. If our Sponsor cannot satisfy this commitment to us, or in the event that a NorthStar affiliate no longer serves as our Advisor, which would result in the termination of our Sponsor’s share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to obtain key real estate and debt finance professionals at our Sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investments.

Our success depends to a significant degree upon the contributions of Messrs. Hamamoto, Gilbert and Tylis, each of whom would be difficult to replace. While these individuals have employment agreements with our Sponsor, neither we nor our Advisor have employment agreements with these individuals. If any of these persons were to cease their association with us or our Sponsor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.

Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.

Our Advisor utilizes our Sponsor’s personnel to perform services on its behalf for us and we rely on such personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. In addition, we may target investments for our portfolio that we believe our Sponsor’s resources and experience, could greatly benefit their respective operational results. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources after our Offering, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.

Our Dealer Manager has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our Offering, which makes an investment in us more speculative.

We have retained our Dealer Manager to conduct our Offering and this is the first offering for which it has served as a Dealer Manager. The success of our Offering, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. The network of broker-dealers that our Dealer Manager develops to sell our shares may sell shares of competing REIT products, including some products with areas of focus nearly identical to ours, which they may choose to emphasize to their clients. If our Dealer Manager is not successful in establishing, operating and managing an active, broad network of broker-dealers, our ability to raise proceeds through our Offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

We may change our targeted investments and investment guidelines without stockholder consent.

Our Board may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus for our Offering. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce the amounts that we and our stockholders recover against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, we and our stockholders may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce the amount that we and our stockholders recover from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

If we do not successfully implement a liquidity transaction, our stockholders may have to hold their investments for an indefinite period.

Our charter does not require our Board to pursue a transaction providing liquidity to our stockholders. If our Board does determine to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and could suffer losses on their investments in our shares.

We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name “NorthStar.” Under this license, we have a right to use the “NorthStar” name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the “NorthStar” name. We will be unable to preclude our Sponsor from licensing or transferring the ownership of the “NorthStar” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. Furthermore, in the event the license is terminated, we will be required to change our name and cease using the “NorthStar” name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2011, our Sponsor has only invested $3.5 million in us through the purchase by its subsidiary of 391,069 shares of our common stock at a weighted average price of $8.96 per share, including amounts related to its obligation under the distribution support agreement. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our organization and offering costs, our Sponsor will have limited exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

If we internalize our management functions, our stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.

Our Board may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel of our Sponsor that our Advisor utilizes to perform services on its behalf for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. In addition, once released by the escrow agent, the shares our Advisor receives as consideration for an internalization transaction may not be traded for a period of 180 days commencing on the date they are released by the escrow agent. The payment of such consideration could result in dilution of the interests of our stockholders and could reduce the earnings per share and funds from operations per share attributable to our common stock.

Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under the advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that are presently borne by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, as well as incur the compensation and benefits costs of our officers and other employees and consultants that are presently paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease our net income and modified funds from operations and may further dilute our stockholders’ investments. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and modified funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of our Advisor but may instead remain employees of our Sponsor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.

Risks Related to Our Financing Strategy

We expect to use leverage in connection with our investments, which increases the risk of loss associated with our investments.

We expect to finance the origination and acquisition of a portion of our investments with credit facilities, mortgages and other borrowings, which may include repurchase agreements, such as our new Credit Facility to finance CRE debt. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy will depend on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt investments, on terms that will parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to you, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we originate or acquire.

Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the fair value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. Our new Credit Facility contains an unrestricted cash covenant that requires our subsidiary that is party to the Credit Facility to maintain at least $5 million and contains provisions that may obligate us to post additional collateral to secure our obligations thereunder. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies, and our ability to incur additional borrowings. Financing agreements that we may enter into may contain covenants that limit our ability to further incur borrowings, restrict distributions to our stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Our new Credit Facility contains financial covenants, including a minimum unrestricted cash covenant. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to our stockholders.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.

Our operating results will depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings.

Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.

We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.

We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent credit crisis and, despite some improvements in 2011, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of your investment.

Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments. Further, we can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of your investment.

We may use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.

We may use credit facilities to finance some of our investments. To the extent these credit facilities contain mark-to-market provisions, if the fair value of the CRE debt pledged by us declines in value due to credit quality deterioration, we may be required our lenders to provide additional collateral or pay down a portion of the funds advanced. In a weakening economic environment, we would generally expect credit quality and the value of the CRE debt that serve as collateral for our credit facilities to decline, and in such a scenario, it is likely that the terms of our credit facilities would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.

Our Credit Facility contains recourse obligations and any default could materially adversely affect our business, liquidity and financial condition.

In February 2012, we, through a wholly-owned subsidiary, obtained our $100 million Credit Facility structured as a repurchase agreement. In connection with our Credit Facility, we executed a limited guaranty agreement with our lender, Wells Fargo, pursuant to which we guaranteed certain obligations of the borrower. The documentation governing our Credit Facility contains numerous covenants, including financial covenants that require the borrower to maintain at least $5 million and a maximum of $15 million in unrestricted cash or cash equivalents at all times during the term of our Credit Facility. Pursuant to the terms of our Credit Facility, we are required to maintain: (i) total equity equal to $109 million subject to increases equal to 80% of aggregate net proceeds raised up to a maximum of $250 million; (ii) ratio of EBITDA (as defined in the limited guaranty agreement) to fixed charges of not less than 1.4x; and (iii) ratio of total borrowings to total equity not greater than 300%. Further, we are subject to numerous conditions precedent before Wells Fargo is obligated to fund any amounts under our Credit Facility, including that at least two of Messrs. Hamamoto, Gilbert and Tylis remain in the employ of our Sponsor and its affiliates unless replaced by persons acceptable to Wells Fargo. We may be unable to satisfy those conditions precedent and therefore be unable to access the financing that we anticipate obtaining. We may also be obligated to post additional collateral, known as satisfying a margin call, to secure our obligations under our Credit Facility and we may have insufficient liquidity to do so at such time. If we do not comply with the extensive terms of our Credit Facility, including upon the happening of certain events that are outside of our control, we may default under our obligations and our business, liquidity and financial condition could be materially adversely affected.

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

Our organizational documents do not prevent us from selling assets to affiliates or from paying our Advisor a disposition fee related to such a sale.

If we sell an asset to an affiliate, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than an affiliate. Our charter only requires that our Board, including a majority of our independent directors, determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to an affiliate. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or our stockholders.

Our executive officers and our Sponsor’s key real estate and debt finance professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our Company.

Our executive officers and our Sponsor’s key real estate and debt professionals, who are utilized by our Advisor to perform services on our behalf, are also officers, directors, managers and key professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. Our Advisor and its affiliates will receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Sponsor who perform services for our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•	public offerings of equity by us, which entitle our Dealer Manager to dealer manager fees and will likely entitle our Advisor to increased acquisition fees and asset management fees;

•

originations and acquisitions of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from other NorthStar entities, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

•	sales of investments, which entitle our Advisor to disposition fees;

•	borrowings to originate or acquire debt investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle NorthStar OP Holdings, LLC, as the holder of special units, or the special unit holder, to have its interest in our operating partnership redeemed;

•

whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Sponsor’s real estate and debt professionals performing services for us on behalf of our Advisor for consideration that would be negotiated at that time and may result in these real estate and debt professionals receiving more compensation from us than they currently receive from our Sponsor; and

•	whether and when we seek to sell our company or its assets, which would entitle the special unit holder to a subordinated distribution.

The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Sponsor’s key personnel performing services on behalf of our Advisor to recommend riskier transactions to us. Additionally, after the termination of our Primary Offering, our Advisor has agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our Primary Offering. As a result, our Advisor may decide to extend our Offering to avoid or delay the reimbursement of these expenses.

Our Sponsor’s real estate and debt finance professionals acting on behalf of our Advisor will face competing demands relating to their time and this may cause our operations and our stockholders’ investments to suffer.

Our Advisor has no employees and relies on the real estate and debt finance professionals of our Sponsor to perform services for us on behalf of our Advisor, including Messrs. Hamamoto, Gilbert and Tylis, for the day-to-day operation of our business. Messrs. Hamamoto, Gilbert and Tylis are also executive officers of our Sponsor and other NorthStar entities. As a result of their interests in other NorthStar entities and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, Messrs. Hamamoto, Gilbert and Tylis will face conflicts of interest in allocating their time among us, our Sponsor and other NorthStar entities and other business activities in which they are involved. These conflicts of interest could result in declines in the returns on our investments and the value of our common stock.

Our executive officers and our Sponsor’s key real estate and debt finance professionals who perform services for us on behalf of our Advisor face conflicts of interest related to their positions and interests in our Advisor and its affiliates, including our Dealer Manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Our executive officers and our Sponsor’s key real estate and debt finance professionals who perform services for us on behalf of our Advisor are also executive officers, directors, managers and key professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the special unit holder, to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Sponsor will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce the overall investment return to our stockholders.

Our investment strategy is very similar to that of our Sponsor and therefore many investment opportunities that are suitable for us may also be suitable for other NorthStar entities. When our Sponsor’s real estate professionals direct an investment opportunity to our Sponsor, its affiliates or the investment vehicles it sponsors and us, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable in accordance with the investment allocation policy adopted by our Board. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Sponsor’s real estate professionals may consider include the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available; and

•	the expected holding period of the investment and the remaining term of the NorthStar entity, if applicable.

If, after consideration of the relevant factors, our Sponsor determines that an investment is equally suitable for itself or another NorthStar entity, including us, the investment will be allocated among each of the NorthStar entities, including us, on a rotating basis. If, after an investment has been allocated, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Sponsor’s real estate professionals, more appropriate for another NorthStar entity to purchase the investment, they may determine to reallocate the investment to such other entity. In certain situations, our Sponsor may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment and this could create additional conflicts of interest.

Our Sponsor has only approved its investment allocation policy allowing us access on a rotating basis to investments that are equally suitable to other NorthStar entities through the end of 2012. There is no assurance this policy will be renewed. In addition, our Sponsor may sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Sponsor, thereby reducing the number of investment opportunities available to us.

The decision of how any potential investment should be allocated among us, our Sponsor and other NorthStar entities for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by our Sponsor. You may not agree with the determination. Our right to participate in the investment allocation process described above will terminate once we have fully invested the proceeds of this Offering or if we are no longer advised by an affiliate of our Sponsor.

Risks Related to Our Investments

Our CRE debt, the CRE loans underlying our CRE securities and select CRE equity investments will be subject to the risks typically associated with commercial real estate.

Our CRE debt and CRE securities will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our CRE debt and CRE loans underlying our CRE securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our debt securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the security and reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of our debt and security investments. Our CRE equity investments (including potential investments in real property) may be similarly affected by real estate property values. Therefore, our CRE debt, CRE securities and select CRE equity investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including, without limitation:

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses.

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

The CRE debt we originate and invest in and the CRE loans underlying the CRE securities we invest in could be subject to delinquency, foreclosure and loss, which could result in losses to us.

Mortgage loans are secured by real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, among other things:

•	macroeconomic and local economic conditions;

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	effects on a particular industry applicable to the property, such as hotel vacancy rates;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	branding, marketing and operational strategies;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses;

•	acts of God;

•	social unrest and civil disturbances;

•	terrorism; and

•	increases in costs associated with renovation and/or construction.

Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

Delays in liquidating defaulted CRE debt investments could reduce our investment returns.

If we originate or acquire CRE debt investments and there are defaults under those debt investments, we may not be able to repossess and sell the properties securing the CRE debt investment quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on our return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our assets in the defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any foreclosed properties for a substantial period of time, which could be a distraction for our management team and may require significant expenditures by us.

Any subordinate CRE debt that we originate or acquire may expose us to greater losses.

We intend to originate or acquire subordinate CRE debt, including subordinate mortgage and mezzanine loans and participations in such loans. These types of investments may involve a higher degree of risk than first mortgage loans secured by real property. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy the first mortgage loan and our subordinate debt investment. If a borrower defaults on our subordinate debt or on debt senior to ours, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt is paid in full. Where debt senior to our debt investment exists, the presence of intercreditor arrangements may limit our ability to amend our debt agreements, assign our debt, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to our borrowers. As a result, we may not recover some or all of our investment. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest.

We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.

Our CRE debt portfolio may include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE loan due to declining real estate values. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our CRE debt if the developer is unable to sell the project or refinance our CRE debt investment.

Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to foreclose on the property or to realize the obligation secured by the property by obtaining a deficiency judgment.

In the event of any default under our CRE debt investments and in the loans underlying our CRE securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our CRE debt and CRE securities is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the real property security for such obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to foreclose on the property or to realize the obligation secured by the property.

Our investments in CRE debt and CRE securities are subject to changes in credit spreads.

Our investments in CRE debt and CRE securities are subject to changes in credit spreads. When credit spreads widen, the economic value of such investments decrease. Even though such investment may be performing in accordance with its terms and the underlying collateral has not changed, the economic value of the investment may be negatively impacted by the incremental interest foregone from the widened credit spread.

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

Insurance may not cover all potential losses on CRE properties which may impair our security and harm the value of our assets.

We will generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might impair our security and decrease the value of the property.

Investments that are not insured involve greater risk of loss than insured investments.

We may originate and acquire uninsured loans and assets as part of our investment strategy. Such loans and assets may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and CRE securities. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. To the extent we suffer such losses with respect to our uninsured investments, the value of our Company and the value of our common stock may be adversely affected.

We invest in CMBS, including subordinate securities, which entails certain risks.

We invest in a variety of CMBS, including subordinate securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be adversely affected by payment defaults, delinquencies and losses on the underlying CRE loans, which began to increase significantly toward the end of 2008 and are expected to continue into 2012. Furthermore, if the rental and leasing markets do not continue to improve, including by increasing occupancy rates and increasing market rental rates, it could reduce cash flow from the loan pools underlying our CMBS investments. The CMBS market is dependent upon liquidity for refinancing and will be negatively impacted by a slowdown in the new issue CMBS market.

Additionally, CMBS is subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related CRE loan, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying CRE loans (including litigation expenses) and expenses of protecting the properties securing the CRE loans may be substantial. Consequently, in the event of a default or loss on one or more CRE loans contained in a securitization, we may not recover a portion or all of our investment.

The CMBS in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Due to our investment in subordinate CMBS, we are also subject to several risks created through the securitization process. Our subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are senior and generally more highly rated.

We may not control the special servicing of the mortgage loans underlying the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

Overall control over the special servicing of the underlying mortgage loans of our CMBS may be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of such CMBS. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interests.

With respect to certain mortgage loans included in our CMBS, the properties that secure the mortgage loan backing the CMBS may also secure one or more related mortgage loans that are not in the securitized pool, which may conflict with our interests.

Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the CMBS) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause).

We may invest in CDO notes and such investments involve significant risks.

We may invest in CDO notes which are multiple class debt securities secured by pools of assets, such as CMBS, subordinate mortgage and mezzanine loans and REIT debt. Like typical securities structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying CRE loans. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior debt securities and its expenses. However, there will be little or no income or principal available to the holders of CDO equity securities if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

We have no established investment criteria limiting the geographic concentration of our investments in CRE debt, CRE securities and select CRE equity investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Certain CRE debt, CRE securities and select CRE equity investments in which we invest may be secured by a single property or properties in one geographic location. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.

We have no established investment criteria limiting the industry concentration of our investments in CRE debt and securities and select CRE equity investments. If our investments are concentrated in an industry that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Certain CRE debt and security investments and select CRE equity investments in which we invest may be secured by a single property or properties serving a particular industry, such as hotel, office or otherwise. These investments may carry the risks associated with significant industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain industries, and we may experience losses as a result. A worsening of economic conditions in an industry in which we are concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.

Adjustable-rate mortgage loans may entail greater risks of default to lenders than fixed-rate mortgage loans.

Adjustable-rate mortgage loans we originate or acquire or that collateralize our CRE securities may have higher delinquency rates than fixed-rate loans. Borrowers with adjustable-rate mortgage loans may be exposed to increased monthly payments if the related mortgage interest rate adjusts upward from the initial fixed-rate or a low introductory rate, as applicable, in effect during the initial period of the mortgage loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed-rate period, may result in significantly increased monthly payments for borrowers with adjustable-rate mortgage loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.

Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

We may invest in fixed-rate CMBS and other fixed-rate investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We will also invest in floating-rate investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in fair value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

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

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Our investments in securities, which may include preferred and common equity, will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

Our investments in securities, which may include preferred and common equity, will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this report on Form 10-K. Issuers that are finance companies are subject to the inherent risks associated with structured financing investments also discussed in this report. Furthermore, securities, including preferred and common equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in securities, including preferred and common equity, are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred and common equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.

Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.

Many of our investments are illiquid. As a result, our ability to sell properties, securities or CRE debt in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or Dodd-Frank, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.

On July 21, 2010, Dodd-Frank became law in the United States. Title VII of Dodd-Frank contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in Dodd-Frank or by subsequent rulemaking. While the full impact of Dodd-Frank on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of Dodd-Frank. The occurrence of any of the foregoing events may have an adverse effect on our business.

Declines in the fair value of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Most of our security investments will be classified for accounting purposes as “available-for-sale.” These securities will be carried at estimated fair value and temporary changes in the fair value of those assets will be directly charged or credited to equity with no impact on our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on our statements of operations, which will reduce our income in the period recognized.

A decline in the fair value of our assets may adversely affect us particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the asset. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our income and, in turn, cash available for distribution to stockholders.

Further, lenders may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would chose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

The fair value of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of our investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of our investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Competition with third parties in originating and acquiring investments may reduce our profitability and the return on our common stock.

We have significant competition with respect to our origination and acquisition of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on more generous terms than our competitors, our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investments.

Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.

Before making an investment, we will assess the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entity. Even if we conduct extensive due diligence on a particular investment, we cannot assure you that this diligence will uncover all material issues relating to such investment, or that factors outside of our control will not later arise. If our due diligence fails to identify issues specific to investment, we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

We will depend on borrowers for a substantial portion of our revenue, and, accordingly, our revenue and our ability to make distributions to you will be dependent upon the success and economic viability of such borrowers.

The success of our origination or acquisition of CRE debt investments and our acquisition of CRE securities significantly depends on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of CRE properties. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of a default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.

With respect to commercial properties, options and other purchase rights may affect value or hinder recovery in the event of a foreclosure.

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

Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We will value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the mortgaged property included in the securitization’s pools or select CRE equity investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

The leases on the properties underlying our investments may not be renewed on favorable terms.

The properties underlying our investments could be negatively impacted by the deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenant’s ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely effected.

Both our borrowers’ and tenants’ forms of entities may cause special risks or hinder our recovery.

Most of the borrowers for our CRE loan investments and our tenants in the real estate that we own will most likely be legal entities rather than individuals. As a result, our risk of loss may be greater than originators of mortgage loans made to or leases with individuals. Unlike individuals involved in bankruptcies, these legal entities generally do not have personal assets and creditworthiness at stake. As a result, the bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.

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

Real estate debt restructurings may reduce our net interest income.

Although our CRE debt investments are relatively new and the CRE market has exhibited signs of recovery, we may need to restructure our CRE debt investments if the borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on our CRE debt investments in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the time to maturity and make other concessions with the goal of increasing overall value but there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure in an effort to increase value.

We may be unable to restructure loans in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.

In the current environment, in order to maximize value we may be more likely to extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure a loan in a manner that we believe would maximize value.

Provision for loan losses are difficult to estimate in a challenging economic environment.

Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which have been, and may continue to be, difficult to determine given the challenges arising from the U.S. economic conditions and recent disruptions in the global markets. While CRE fundamentals have begun to improve, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

We may not be able to realize the benefits of any guarantees we may receive which could harm our ability to preserve our capital upon a default.

We sometimes obtain personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy” events. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of the recent economic recession and persisting market conditions, many borrowers and guarantors face financial difficulties and may be unable to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

We may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.

Our CRE debt portfolio may include loans that require us to advance future funds. Future funding obligations subject us to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, in order to repay our CRE loan due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action.

While we expect to align the maturities of our liabilities with the maturities on our assets, we may not be successful in that regard which could harm our operating results and financial condition.

Our general financing strategy will include the use of “match-funded” structures. This means that we will seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded structure with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded structures, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

We plan on utilizing short-term borrowings to finance our CRE debt and security investments, which may expose us to increased risks associated with decreases in the fair value of the underlying collateral and could cause an adverse impact on our results of operations.

Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements, if we were to use that type of facility, economically resemble short-term, floating-rate financing and may require the maintenance of specific loan-to-collateral value ratios. If the fair value of the assets subject to our credit facilities decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. Our new Credit Facility provides for an unrestricted cash covenant of at least $5 million. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet the collateral obligations in our short-term financing arrangements, our financial condition could deteriorate rapidly.

If our risk management systems are ineffective, we may be exposed to material unanticipated losses.

We continue to refine our risk management techniques, strategies and assessment methods. However, our risk management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

The use of estimates and valuations may be different from actual results, which could have a material adverse effect on our consolidated financial statements.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Although the credit and equity markets have seen some signs of improvement, continued market volatility makes it extremely difficult to value certain of our assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.

Our dividend policy is subject to change.

Our Board determines an appropriate common stock dividend based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon any one or more of the risk factors set forth in this Form 10-K, as well as other factors that our Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.

We may not be effective originating and managing our debt investments.

We originate and generally manage our debt investments. Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers that hold properties meeting our underwriting standards. Managing these debt investments requires significant resources, adherence to internal policies and attention to detail. Managing may also require significant judgment and, despite our expectations, we may make decisions that result in losses. If we are unable to successfully originate debt investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.

We may invest in properties in the healthcare industry, which is heavily regulated and could expose us to increased risk of loss.

Certain of our CRE debt investments may consist of loans to borrowers engaged in various aspects of the healthcare industry. The healthcare industry is heavily regulated by federal, state and local governmental bodies. Healthcare facility operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our borrowers that operate healthcare facilities to satisfy their obligations to us and our ability to make distributions to our stockholders.

If we enter into joint ventures, our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of our outstanding shares of common stock or more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our shares of common stock.

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our Board may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Additionally, our Board may amend our charter to increase the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.

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

In addition, the special unit holder in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The holder of the special units will only become entitled to the compensation after our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8% cumulative, non-compounded annual pretax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 8%.

The investment return of our stockholders may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we could not continue our business.

Neither we nor our operating partnership nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

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

We expect that we will not fall under the definition of, and will therefore not be required to register as, an investment company. We intend to make investments and conduct our operations so that we are not required to register as an investment company. Our Company is organized as a holding company that conducts its businesses primarily through our operating partnership. Both we and our operating partnership intend to conduct our operations so that each of us comply with the 40% test. The securities issued to our operating partnership by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities the operating partnership may own, may not have a value in excess of 40% of the value of the operating partnership’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.

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

We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur. We expect that the aggregate value of our operating partnership’s interests in subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of our operating partnership’s (and, therefore, our Company’s) total assets on an unconsolidated basis.

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

To ensure that neither we nor any of our subsidiaries, including our operating partnership, are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Our Advisor is not registered and intends not to register as an investment adviser under the Investment Advisers Act, which could impact the types of investments that it recommends we make and cause us not to invest in opportunities that meet our investment criteria. If our Advisor is required to register, it could also hinder our operating performance and negatively impact your return on your investment.

Our Advisor is not currently required to register as an investment adviser under the Investment Advisers Act. Furthermore, we believe if our Advisor manages our business consistent with the strategy adopted by our Board, our Advisor will not be required to register under the Investment Advisers Act even as a result of changes to the Investment Advisers Act implemented by Dodd-Frank, which becomes effective in March 2012. Given the changes being instituted by Dodd-Frank, an investment adviser can be required to register with SEC as an investment adviser even if it has a single client, depending on the nature of the applicable investments. If our investments were, for example, to constitute a “securities portfolio” under the Investment Advisers Act in March 2012 or thereafter, then our Advisor could be required to register. Specifically, our Advisor believes that our assets will not constitute a securities portfolio if at least a majority of our assets consist of loans we originate and cash and that our assets do not currently constitute a securities portfolio. Our Advisor intends to manage our investments, consistent with our strategy, so that they do not constitute a securities portfolio in the future. In so doing, it is possible that our Advisor could determine not to seek and recommend certain real estate debt and real estate securities available on the secondary market that we might otherwise consider. In such a scenario, we may not invest in opportunities that could improve our operating performance and positively impact your return on your investment. If our Board determines to modify our strategy in such a way as to make it likely that our Advisor would be required to register under the Investment Advisers Act and our Advisor were required to register, it could also negatively impact our business because our Advisor would have to devote significant additional management time to such effort and would incur substantially greater costs to manage its business. This additional management time could distract our Advisor from managing our business and our Advisor may also seek reimbursement of such additional costs from us, which could decrease your return on your investment in us.

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies. We are subject to regulation by the SEC, the Financial Industry Regulatory Authority, Inc., or FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to substantial penalties and our business and operations could be materially adversely affected. We also have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have also established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. While we have designed policies to appropriately operate our business, these policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.

Our Board determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders are limited in their ability to sell their shares of common stock pursuant to our Share Repurchase Program. Our stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.

Our Share Repurchase Program may provide our stockholders with an opportunity to have their shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our Board. In addition, our Board reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon 10 business days prior written notice. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and our stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.

The price of our shares in our Offering was not established on an independent basis; the actual value of our stockholders’ investments may be substantially less than what they pay. Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share in our Offering as the estimated value of our shares. Even when determining the estimated value of our shares from and after 18 months after completion of our offering stage, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

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

We intend to have our Advisor prepare an annual report of the estimated value of our shares and to include this information in our annual reports on Form 10-K. Until 18 months after we have completed our offering stage, our Advisor has indicated that it intends to use the price paid to acquire a share in our Offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares. This approach to valuing our shares may bear little relationship and will likely exceed what our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We will consider our offering stage complete when we are no longer publicly offering equity securities in a continuous offering, whether through our current Offering or follow-on public offerings. If our Board determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our current public Offering. Our charter does not restrict our ability to conduct offerings in the future.

When determining the estimated value of our shares from and after 18 months after completion of our offering stage, our Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. We do not currently anticipate obtaining appraisals for our investments and, accordingly, the estimates should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

Because our Dealer Manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

Our Dealer Manager is one of our affiliates. While third parties do perform due diligence on us when considering entering into selling agreements with our Dealer Manager, because our Dealer Manager is an affiliate, its due diligence review and investigation of us and our prospectus for our Offering cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Non-listed REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-listed REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.

Our securities, like other non-listed REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

In March 2009, the Enforcement Division of FINRA commenced a review of broker-dealer sale and promotion activities of non-listed REITs and in connection with the review, requested information from broker-dealers with respect to sales practices. Subsequent to that review, FINRA has announced that it had filed a complaint against a broker-dealer firm, charging it with soliciting investors to purchase shares in a non-listed REIT without conducting a reasonable investigation to determine whether it was suitable for those investors, and with providing misleading information on its website regarding distributions to investors.

The above-referenced FINRA allegations have resulted in increased regulatory scrutiny from the SEC regarding non-listed REITs. Furthermore, in 2011, FINRA issued Regulatory Notice 11-44, which contained proposals that, if implemented without modification, may significantly affect the manner in which non-listed REITs, such as our Company, raise capital. The proposals contained in Regulatory Notice 11-44 may cause a reduction in capital raised by non-listed REITs, which may cause a negative impact on our ability to achieve our business plan and to successfully complete our Offering.

As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-listed REITs, and accordingly we may face increased difficulties in raising capital in our Offering. Should we be unable to raise substantial funds in our Offering, the number and type of investments we may make will be curtailed, and we may be unable to achieve the desired diversification of our investments. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. It also subjects us to the risks of any one investment, and as a result our returns may be more volatile and your capital could be at increased risk. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting our management.

The interest of our stockholders in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Potential investors in our Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our Board may amend our charter to increase the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After a stockholder’s purchase of our common stock, our board may elect to: (i) sell additional shares in our Offering or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; or (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional equity interests after a stockholder’s purchase of our common stock, the stockholder’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, our stockholders may also experience dilution in the book value and fair value of their shares.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

Our Advisor and its affiliates will perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our common stock and will reduce the amount of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our Board and other limitations in our charter, which would further dilute our stockholders’ investments and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our Offering and assuming a $10.00 purchase price for shares sold in our Primary Offering and a $9.50 purchase price for shares sold under our DRP, we estimate that we will use only 88% to 89% of our gross Offering proceeds, and possibly less, for investments and the repurchase of shares of our common stock under our Share Repurchase Program.

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

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our Offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Although we will not currently be afforded the protection of certain provisions of the MGCL relating to deterring or defending hostile takeovers, our Board could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder and thereafter may only be approved by two supermajority votes of our stockholders. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Our Board has adopted a resolution opting out of these provisions. Should our Board opt into the business combination statute in the future, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by the affirmative vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. The control share acquisition statute does not apply to shares of stock acquired in a merger or consolidation or on a stock exchange if the corporation is a party to the transaction or to acquisitions approved or exempted by the charter or bylaws of the corporation. As permitted by the MGCL, we have provided in our bylaws that the control share provisions of the MGCL will not apply to any acquisition by any person of shares of our stock, but our Board retains the discretion to opt into these provisions in the future. If the resolution opting out of the business combination provisions is rescinded and, if the provision in our bylaws opting out of the control share provisions is rescinded, these provisions may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the MGCL could provide similar anti-takeover protection.

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

Federal Income Tax Risks

Our failure to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to our stockholders.

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

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

Stockholders who participate in our DRP will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, these stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to market value. As a result, unless a stockholder is a tax-exempt entity, the stockholder may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

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

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by a REIT subsidiary, or TRS.

•

Any TRS of ours will be subject to federal corporate income tax on its income, and non-arm’s-length transactions, for example, excessive rents charged to a TRS, between us and any TRSs could be subject to a 100% tax.

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

The prohibited transactions tax may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. If we securitize loans in a manner that is, for federal income tax purposes, treated as a sale of the loans we may be subject to the prohibited transaction tax. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through TRSs. However, to the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full corporate income tax.

We also will not be able to use securitization structures that would create taxable mortgage pools, other than in a TRS.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate; or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and CMBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs.

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

Our acquisition of debt instruments may cause us to recognize taxable income even though no cash payments have been received on the debt instruments.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt instruments provide for “payment-in-kind,” or PIK, interest, we may recognize “original issue discount” for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with original issue discount to the extent the market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain debt that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the original issue discount at the time it was modified.

In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. We may need to borrow at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to you during such year. As a stockholder, you will be taxed on your allocable share of our taxable income whether or not you actually receive cash distributions from us.

Dividends paid by REITs do not qualify for the reduced tax rates that apply to other corporate dividends.

The maximum tax rate for “qualified dividends” paid by corporations to individuals is 15% through 2012. Dividends paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 35% through 2012), rather than the 15% preferential rate. The more favorable rates applicable to regular corporate dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Adverse legislative or regulatory tax changes could reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder.

Employee Benefit Plan and IRA Risks

If you fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act, or ERISA, or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of the ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If you are investing the assets of any Benefit Plan, you should satisfy yourself that:

•	your investment is consistent with the your fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	your investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•

your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity of the Benefit Plan;

•	your investment will not produce unrelated business taxable income for the Benefit Plan;

•	you will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	your investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary of the Benefit Plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in our shares may lose its tax-exempt status.

Governmental plans, church plans and foreign plans that are not subject to ERISA or the prohibited transaction rules of the Internal Revenue Code, may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should satisfy themselves that an investment in our shares satisfies both applicable law and is permitted by the governing plan documents.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

None.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.00 per share in our “best efforts” Primary Offering and a $9.50 purchase price for shares sold under our DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our Board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our Board does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.

In order for members of the FINRA and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholders

As of February 28, 2012, we had 4,681 stockholders of record.

Distributions

The following summarizes distributions declared for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,
	Distributions
Period	Cash	DRP	Total
2011
First Quarter	$527,087	$161,612	$688,699
Second Quarter	716,660	286,407	1,003,067
Third Quarter	1,034,925	458,231	1,493,156
Fourth Quarter	1,606,664	864,100	2,470,764

2010
First Quarter	70,939	10,503	81,442
Second Quarter	208,524	63,838	272,362
Third Quarter	582,762	—	582,762
Fourth Quarter	529,655	103,354	633,009

Distribution Reinvestment Plan

We have adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once we establish an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. The offering stage will be considered complete when we are no longer publicly offering equity securities—whether through our Offering or follow-on public offerings—and have not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The Board of our Company may amend or terminate the DRP for any reason upon ten-days’ notice to participants. For the period commencing

October 18, 2010 and ending December 31, 2011, we issued 159,404 shares totaling $1,514,340 of gross offering proceeds pursuant to the DRP. At December 31, 2011, we recorded in distribution payable $359,364 related to the approved December cash distribution which was reinvested pursuant to the DRP in January 2012.

Share Repurchase Program

We have adopted a Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our Board. For the year ended December 31, 2011, we repurchased 14,748 shares on behalf of an estate of a deceased investor, for a total of $147,480, or $10.00 per share. We did not repurchase any shares in the fourth quarter of 2011.

Use of Proceeds from Registered Securities

On July 19, 2010, our registration statement on Form S-11 (File No. 333-157688), covering our Offering of up to 110,526,315 shares of common stock, of which 100,000,000 shares of common stock would be offered pursuant to our Primary Offering and 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers, and 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100 million, or $9.50 per share.

As of December 31, 2011, excluding proceeds raised from the Merger Transaction, we sold the following securities in our Offering:

•	12,758,003 shares, equal to $127,087,970 of aggregate gross proceeds pursuant to our Primary Offering; and

•	159,404 shares, equal to $1,514,340 of aggregate gross proceeds pursuant to our DRP.

In the aggregate, as of December 31, 2011, we sold 12,917,407 shares in our Offering resulting in gross proceeds of $128,602,310.

For the year ended December 31, 2011, we repurchased 14,748 shares for a total of $147,480, or $10.00 per share.

As of December 31, 2011, we incurred the following costs in connection with the issuance and distribution of the registered securities:

September 30,
Type of Cost	Amount
Offering costs to related parties (1)	$13,884,649

(1)	Comprised of $8.5 million in selling commissions, $3.8 million in dealer manager fees and $1.6 million in other offering costs. $9.4 million of these costs have been reallowed to third parties.

From the commencement of our Offering through December 31, 2011, the net proceeds to us from our Primary Offering, after deducting the total expenses incurred described above, were $113,203,321. From the commencement of our Offering through December 31, 2011, we used net proceeds of $72,807,400 principal amount to originate CRE debt investments, $631,224 to pay our Advisor acquisition fees and $2,720,000 to purchase a CRE security.

Item 6.	Selected Financial Data

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, each included elsewhere in this Form 10-K.

	September 30,	September 30,	September 30,
			For the Period
			from January 26,
			2009 (inception) to
	Year Ended December 31,		December 31,
	2011	2010	2009
Statement of Operations Data:

Revenues
Interest income	$3,092,289	$1,484,691	$94,795

Total revenues	3,092,289	1,484,691	94,795
Expenses
Interest expense	902,482	799,911	—
Advisory fees—related party	265,403	53,760	—
Auditing and professional fees	224,306	238,059	—
General and administrative expenses	834,209	687,282	—

Total expenses	2,226,400	1,779,012	—
Income (loss) from operations	865,889	(294,321)	94,795
Realized gain on investments and other	—	199,604	—
Unrealized gains (losses) on investments and other	732,231	1,724,637	587,096

Net income	1,598,120	1,629,920	681,891
Less: net income attributable to non-controlling interests	103	328	1,361

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,598,017	$1,629,592	$680,530

Net income per share of common stock, basic / diluted	$0.22	$0.77	$5.98

Common stock distributions declared per share	$0.79	$0.75	$—
Weighted average number of shares of common stock outstanding	7,118,918	2,104,915	113,828

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Balance Sheet Data:

Assets
Cash	$53,859,334	$20,404,832	$55,630
Real estate securities, available for sale	34,745,604	31,264,331	1,620,000
Real estate debt investments, net	72,937,316	—	—
Total assets	169,365,048	52,077,933	3,498,914

Liabilities
Borrowings	24,061,212	24,061,212	—
Distribution payable	996,287	208,594	—
Total liabilities	33,458,494	24,525,680	1,815,023

Equity
Stockholders’ equity	135,902,207	27,548,019	1,680,530
Non-controlling interests	4,347	4,234	3,361
Total equity	135,906,554	27,552,253	1,683,891

	September 30,	September 30,	September 30,
			For the Period
			from January 26,
			2009 (inception) to
	Year Ended December 31,		December 31,
	2011	2010	2009
Other Data:
Cash flow provided by (used in):
Operating activities	$1,175,030	$(105,907)	$53,630
Investing activities	(75,527,400)	(27,763,765)	(1,000,000)
Financing activities	107,806,872	48,218,874	1,002,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. References to “we,” “us,” or “our” refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries (collectively, our Company) unless context specifically requires otherwise.

Introduction

We are an externally managed CRE finance company that was formed in January 2009 to originate, invest in and asset manage a diversified portfolio of CRE debt, CRE securities and select CRE equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. NS Real Estate Income Trust Advisor, LLC is our external manager and is an affiliate of our Sponsor. Our primary business lines are as follows:

•	Commercial Real Estate Debt – Includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans.

•	Commercial Real Estate Securities – Primarily includes CMBS and may include unsecured REIT debt, collateralized debt obligations and other securities.

•	Commercial Real Estate Equity Investments – Includes select CRE equity investments.

We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on real estate fundamentals.

We generate revenue from interest income on our CRE debt investments and our CRE securities. Our income is primarily derived through the difference between revenues and the cost at which we are able to finance our investments.

Profitability and Performance Metrics

We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.

Outlook and Recent Trends

In the first half of 2011, liquidity began to return to the commercial real estate finance markets and corporate capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $30 billion in multi-borrower CMBS transactions that were completed during 2011. However, credit started to contract in mid-2011 as the European debt woes began to unfold resulting in severe market volatility.

We expect that the commercial real estate finance markets will continue to be challenged in 2012 by a slow U.S. economy and the euro-zone debt crisis, along with the risk of maturing CRE loans that will have difficulties refinancing. It is currently estimated that $1.0 trillion of CRE loans will mature through 2014 and $2.0 trillion will mature through 2017. Many of these loans will not be able to be refinanced, exacerbating slowing growth and contracting credit. With that, many industry experts are predicting $35 billion total CMBS issuance in 2012 even though actual issuance could fall significantly below expectations.

Virtually all CRE property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. During 2011, the U.S. economy was recovering but at a slow pace and continued to be challenged by various factors beyond our control, including high unemployment, a weak residential housing market, political atrophy and the euro-zone debt crises. Despite the difficult U.S. and global economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and in certain asset types such as apartments. Into 2012, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because our originations and acquisitions of CRE debt, CRE securities and select CRE equity investments will reflect valuations that have already adjusted to post-recession pricing and we will not be otherwise distracted dealing with legacy portfolio issues.

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

Our Strategy

Our primary business objectives are to originate and acquire real estate-related investments in order to produce attractive risk-adjusted returns and generate stable cash flows for distribution to our stockholders. We believe that our Advisor has a platform that derives a competitive advantage from the combination of CRE credit underwriting and capital markets expertise, which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital.

We currently expect to use the net proceeds from our Offering and proceeds from other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.

Risk Management

A description of our Advisor’s portfolio management system is described in detail in Part I, Item 1. “Business – Risk Management.”

As of December 31, 2011, all of our CRE debt investments were performing in accordance with the terms of the loan agreements. However, there can be no assurance that these loans will continue to perform in accordance with the terms of the loan agreements and may, in the future, record reserves if required for these loans.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of our Company and its subsidiaries, which are majority-owned and controlled by our Company and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

Commercial Real Estate Debt Investments

CRE debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, acquisition fees, discounts, and unfunded commitments unless such loan or investment is deemed to be impaired. Real estate debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve. Interest income is recorded on the accrual basis and discounts, premiums, origination costs and fees on originated assets are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations.

Commercial Real Estate Securities

All of our CRE securities are classified as available for sale on the acquisition date, which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in our consolidated statements of operations. Interest income on CRE securities is recognized using the effective interest method with any purchased premium or discount accreted through income based upon a comparison of actual and expected cash flows, through the expected maturity date of the security. Depending upon the nature of the investment, changes to expected cash flows may result in a change to yield which is then applied prospectively to recognize interest income.

Credit Losses and Impairment on Investments

Commercial Real Estate Debt Investments

We will maintain a loan loss reserve on our CRE debt investments, if appropriate. A provision will be established when we believe a loan is impaired, which is when we deem it probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment of ours is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date.

Income recognition is suspended for the loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and legally discharged.

Commercial Real Estate Securities

CRE securities for which the fair value option is not elected are periodically evaluated for other-than-temporary impairment, or OTTI. A security where the fair value is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

CRE securities for which the fair value option was elected are not evaluated for OTTI as changes in fair value are recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to the realized gains (losses) on investments and other as losses occur.

Fair Value Measurements

We categorize financial instruments in accordance with U.S. GAAP based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Real Estate Securities

Real estate securities are generally valued using a third-party pricing service or broker quotations. These quotations are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain real estate securities that may be valued based on a single broker quote or an internal pricing model, and have less observable pricing will be classified as Level 3 of the fair value hierarchy. For real estate securities using an internal pricing model, inputs include assumptions related to the timing and amount of expected future cash flows, the discount rate, estimated prepayments and projected losses.

Results of Operations

The following discussion is based upon the consolidated financial statements of our Company for the year ended December 31, 2011 and the historical carryover financial statements of NSIO REIT for the year ended December 31, 2010 and for the period from the Inception Date to December 31, 2009.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Increase (decrease)
	2011	2010	Amount	%

Revenues
Interest income	$3,092,289	$1,484,691	$1,607,598	108.3%

Total revenues	3,092,289	1,484,691	1,607,598	108.3%
Expenses
Interest expense	902,482	799,911	102,571	12.8%
Advisory fees—related party	265,403	53,760	211,643	393.7%
Auditing and professional fees	224,306	238,059	(13,753)	(5.8%)
General and administrative expenses	834,209	687,282	146,927	21.4%

Total expenses	2,226,400	1,779,012	447,388	25.1%
Income (loss) from operations	865,889	(294,321)	1,160,210	394.2%
Realized gain on investments and other	—	199,604	(199,604)	(100.0%)
Unrealized gains (losses) on investments and other	732,231	1,724,637	(992,406)	(57.5%)

Net income	1,598,120	1,629,920	(31,800)	(2.0%)
Less: net income attributable to non-controlling interests	103	328	(225)	(68.6%)

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,598,017	$1,629,592	$(31,575)	(1.9%)

Revenues

Interest Income

Interest income increased $1,607,598, primarily attributable to interest income earned on the six loans originated in 2011.

Expenses

Interest Expense

Interest expense increased $102,571, related to a full period of interest expense in 2011 related to borrowings used to finance two CRE securities acquired in January 2010 and February 2010.

Advisory Fees — Related Party

Advisory fees — related party increased $211,643, related to increased capital raising and investment activity in 2011.

Auditing and Professional Fees

Auditing and professional fees decreased $13,753, primarily attributable to higher professional fees incurred in 2010 related to the Merger Transaction.

General and Administrative Expenses

General and administrative expenses include director fees, organization and other costs associated with operating our Company. The increase in 2011 was primarily attributable to an increase in director fees and director and officer insurance.

Realized Gain on Investments and Other

We had no realized gain on investments and other for the year ended December 31, 2011. Realized gain on investments and other for the year ended December 31, 2010 was the result of the sale of one CRE security on June 30, 2010.

Unrealized Gains (Losses) on Investments and Other

The decrease in unrealized gains (losses) on investments and other is related to the change in fair value on CRE securities for which the fair value option was elected.

Comparison of the Year Ended December 31, 2010 to the Period from the Inception Date to December 31, 2009

	September 30,	September 30,	September 30,	September 30,
		Period from
		January 26, 2009
	Year Ended	(inception) to	Increase (decrease)
	December 31, 2010	December 31, 2009	Amount	%

Revenues
Interest income	$1,484,691	$94,795	$1,389,896	1466.2%

Total revenues	1,484,691	94,795	1,389,896	1466.2%
Expenses
Interest expense	799,911	—	799,911	N/A
Advisory fees—related party	53,760	—	53,760	N/A
Auditing and professional fees	238,059	—	238,059	N/A
General and administrative expenses	687,282	—	687,282	N/A

Total expenses	1,779,012	—	1,779,012	N/A
Income (loss) from operations	(294,321)	94,795	(389,116)	(410.5%)
Realized gain on investments and other	199,604	—	199,604	N/A
Unrealized gains (losses) on investments and other	1,724,637	587,096	1,137,541	193.8%

Net income	1,629,920	681,891	948,029	139.0%
Less: net income attributable to non-controlling interests	328	1,361	(1,033)	(75.9%)

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,629,592	$680,530	$949,062	139.5%

Revenues

Interest Income

Interest income increased $1,389,896, related to the acquisition of two CRE securities in January 2010 and February 2010, partially offset by the sale of a CRE security on June 30, 2010.

Expenses

Interest Expense

Interest expense totaled $799,911 for the year ended December 31, 2010 and related to borrowings used to finance two CRE securities acquired in January 2010 and February 2010. We had no interest expense for the period from the Inception Date to December 31, 2009.

Advisory Fees — Related Party

The advisory fees — related party was attributable to asset management fees paid to our Advisor for the year ended December 31, 2010. We had no advisory fees — related party for the period from the Inception Date to December 31, 2009.

Auditing and Professional Fees

The auditing and professional fees for the year ended December 31, 2010 consisted of audit, tax, legal and consulting fees related to our registration statements and other filings related to the Merger Transaction. We had no auditing and professional fees for the period from the Inception Date to December 31, 2009.

General and Administrative Expenses

General and administrative expenses include director fees, organization and other costs associated with operating our Company. The general and administrative expenses for the year ended December 31, 2010 included organizational expenses, transfer agent fees, director and officer insurance and other costs. We had no general and administrative expenses for the period from the Inception Date to December 31, 2009.

Realized Gain on Investments and Other

Realized gain on investments and other for the year ended December 31, 2010 was the result of the sale of one CRE security on June 30, 2010. We had no realized gain on investments and other for the period from the Inception Date to December 31, 2009.

Unrealized Gains (Losses) on Investments and Other

The increase in unrealized gains (losses) on investments and other is related to the change in fair value on CRE securities for which the fair value option was elected.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to originate and acquire CRE debt investments, CRE securities and select CRE equity investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. For the year ended December 31, 2011, we sold 12,660,726 shares in our Offering generating gross proceeds of $126,046,968. From inception through December 31, 2011, Total Capital Raised was $155.6 million. As of December 31, 2011, we held $53,859,334 of unrestricted cash available for investments.

If we are unable to continue to raise funds in our Offering, we will be unable to make new investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly-offered REIT, regardless of whether we are able to continue to raise funds in our Offering. Our inability to continue to raise funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our offering stage. Our charter limits us from incurring borrowings that would exceed 75% of our tangible assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. As of December 31, 2011, our leverage was 30%, which is well below the maximum allowed by our charter.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Dealer Manager and our Advisor for reimbursement of certain organization and offering costs. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our Board.

We elected to be taxed as a REIT and to operate as a REIT commencing with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.

Cash Flows

The following discussion is based upon the consolidated financial statements of our Company for the year ended December 31, 2011 and the historical carryover financial statements of NSIO REIT for the year ended December 31, 2010 and for the period from the Inception Date to December 31, 2009.

Year ended December 31, 2011 compared to year ended December 31, 2010

Net cash provided by operating activities was $1,175,030 for the year ended December 31, 2011 and related to net interest income generated from our investments offset by fees paid to our Advisor for the acquisition and management of our investments. Net cash (used in) operating activities was $105,907 for the year ended December 31, 2010 and related to net interest income generated from our investments offset by professional fees paid in connection with the Merger Transaction.

Net cash (used in) investing activities was $75,527,400 for the year ended December 31, 2011 and related to the origination of six loans and the acquisition of a CRE security. Net cash (used in) investing activities was $27,763,765 for the year ended December 31, 2010 and related to the acquisition of two CRE securities offset by the sale of one CRE security.

Net cash provided by financing activities was $107,806,872 for the year ended December 31, 2011 and related to the net proceeds from the issuance of common stock through our Offering offset by distributions paid on our common stock and a common stock share repurchase. Net cash provided by financing activities was $48,218,874 for the year ended December 31, 2010 and related to net proceeds from the issuance of common stock through our Offering and borrowings incurred under two Term Asset-Backed Securities Loan Facilities, or TALF, agreements offset by a common stock share repurchase and distributions paid on our common stock.

Year ended December 31, 2010 compared to period from the Inception Date to December 31, 2009

Net cash (used in) operating activities was $105,907 for the year ended December 31, 2010 and related to net interest income generated from our investments offset by professional fees paid in connection with the Merger Transaction. Net cash provided by operating activities was $53,630 for the period from the Inception Date to December 31, 2009 and related to interest income generated from our investments.

Net cash (used in) investing activities was $27,763,765 for the year ended December 31, 2010 and related to the acquisition of two CRE securities offset by the sale of one CRE security. Net cash (used in) investing activities was $1,000,000 for the period from the Inception Date to December 31, 2009, relating to the acquisition of a CRE security.

Net cash provided by financing activities was $48,218,874 for the year ended December 31, 2010 and related to net proceeds from the issuance of common stock through our Offering and borrowings incurred under two TALF agreements offset by a common stock share repurchase and distributions paid on our common stock. Net cash provided by financing activities was $1,002,000 for the period from the Inception Date to December 31, 2009 and principally related to the net proceeds from the issuance of common stock.

Contractual Obligations

As of December 31, 2011, we had the following contractual obligations:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	1 year or less	2-3 years	4-5 years	After 5 years
Contractual Obligations:
Borrowings	$24,061,212	$—	$—	$24,061,212	$—
Estimated asset management fees (1)	10,137,850	1,013,785	2,027,570	2,027,570	5,068,925
Estimated interest payments (2)	2,776,837	891,901	1,783,802	101,134	—

Total contractual obligations	$36,975,899	$1,905,686	$3,811,372	$26,189,916	$5,068,925

(1)	Estimated asset management fees were calculated for the next ten years and assumes no additional investments.
(2)	All borrowings are fixed-rate and estimated interest payments are calculated through maturity.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of us. For such services, our Advisor receives fees and compensation from us. Below is a summary of the fees due our Advisor.

We are obligated to reimburse our Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from our Primary Offering. For the year ended December 31, 2011, we raised gross proceeds of $124,591,660 from our Primary Offering and, accordingly, were obligated to reimburse up to a total of $1,846,305 of organization and offering costs, which was allocated $246,112 to organization and $1,600,193 to offering costs. For the period from October 18, 2010 to December 31, 2010, we were obligated to reimburse up to a total of $60,000 of organization and offering costs, which was allocated $42,151 to organization and $17,849 to offering costs.

Our Advisor and certain affiliates of our Advisor are entitled to receive reimbursement for operating costs incurred by our Advisor in connection with services provided to our Company. We will reimburse our Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. For the year ended December 31, 2011, operating costs were allocated $224,306 to auditing and professional fees and $331,781 to general and administrative expenses. For the year ended December 31, 2010, operating costs were allocated $47,408 to auditing and professional fees and $45,489 to general and administrative expenses.

Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of our investments in joint ventures, including acquisition fees, origination and acquisition expenses and any debt attributable to such investments, less any principal repaid by borrowers on our debt investments (or our proportionate share thereof in the case of debt investments made through joint ventures). For the years ended December 31, 2011 and 2010, our Company incurred $265,403 and $53,760, respectively, in asset management fees.

Our Advisor also receives an acquisition fee equal to 1.0% of the amount funded by us to originate or acquire CRE debt or the amount invested in the case of other real estate investments including any origination and acquisition expenses and any borrowings attributable to such investments. For the year ended December 31, 2011, we incurred $728,074 in acquisition fees to our Advisor related to the origination of CRE debt investments. We did not incur any asset acquisition fees for the year ended December 31, 2010.

Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross offering proceeds, all of which are reallowed by our Dealer Manager to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of 3.0% of gross offering proceeds, a portion of which may be reallowed by our Dealer Manager to participating broker-dealers. For the years ended December 31, 2011 and 2010, we incurred $12,023,777 and $2,475,920, respectively, in selling commissions and dealer manager fees.

Our Sponsor has committed to purchase up to $10 million of shares of our common stock during the two-year period following commencement of the our Offering if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. On November 8, 2011, we and our Sponsor entered into a Second Amended and Restated Distribution Support Agreement, pursuant to which our Sponsor’s purchase commitment is based upon MFFO effective for the three months ended September 30, 2011. For the year ended December 31, 2011, our Sponsor purchased 253,202 shares of our common stock at a price of $9.00 per share related to this arrangement for a price of $2.3 million. For the year ended December 31, 2010 and for the period from Inception Date to December 31, 2009, our Sponsor did not purchase any common stock related to this arrangement.

Recent Developments

Offering Proceeds

For the period from January 1, 2012 to February 28, 2012, we sold 4,756,858 shares of common stock pursuant to our Offering generating gross proceeds of $47,446,972.

Distributions

On February 29, 2012, our Board approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended June 30, 2012. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on May 1, 2012, June 1, 2012 and July 2, 2012.

Sponsor Purchase of Common Stock

On February 29, 2012, our Board approved the sale of 117,055 shares of our common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a subsidiary of our Sponsor, at a price of $9.00 per share. In connection with this commitment and including our Sponsor purchase of shares approved on February 29, 2012, our Sponsor has purchased 370,257 shares for $3.3 million.

Share Repurchase Program

We adopted a Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our Board. On January 17, 2012, we repurchased 17,927 shares for a total of $165,825 or $9.25 per share.

Credit Facility

On February 29, 2012, NSREIT WF Loan, LLC, or NSREIT WF, an indirect wholly-owned subsidiary, entered into our Credit Facility with Wells Fargo.

Advances under our Credit Facility accrue interest at per annum rate ranging from LIBOR plus 2.5% to 3.0%, with advance rates of up to 75%, depending on asset type, subject to adjustment. The initial maturity date of our Credit Facility is February 28, 2014, with two, one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions set forth in our Credit Facility.

In connection with our Credit Facility, we entered into a Limited Guaranty, or our Guaranty, under which we guaranty the obligations under our Credit Facility and NorthStar Real Estate Income Trust Operating Partnership, LP provided a Pledge and Security Agreement, or our Pledge, over its interest in NSREIT WF.

Our Credit Facility, our Guaranty and our Pledge contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types, and our Credit Facility contains financial covenants that require NSREIT WF to maintain at least $5 million and a maximum of $15 million in unrestricted cash or cash equivalents at all times during the term of our Credit Facility. In addition, we must maintain: (i) total equity equal to $109 million, subject to increases equal to 80% of aggregate net proceeds raised up to a maximum of $250 million; (ii) a ratio of EBITDA, as defined in our Guaranty, to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%. In addition, Wells Fargo may stop making advances under our Credit Facility and the extension options may not be available if any two of Messrs. Hamamoto, Gilbert or Tylis are no longer employed by our Sponsor and are not replaced by persons acceptable to Wells Fargo.

The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to our Credit Facility, our Guaranty and our Pledge, which will be filed as exhibits to the our quarterly report on Form 10-Q for the period ended March 31, 2012.

New Investments

The following summarizes our Company’s CRE debt investments originated subsequent to December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Investment Date	Maturity Date	Principal Amount	Coupon (1)	Current Yield	Yield to Maturity (2)
Asset Type:
First mortgage loan	January 6, 2012	January 6, 2015	$12,050,000	9.00%	9.09%	10.25%
First mortgage loan	January 18, 2012	January 18, 2015	13,500,000	9.75%	9.85%	11.09%

Total/Weighted average			$25,550,000	9.40%	9.49%	10.69%

(1)	All new first mortgage loans are floating-rate with a weighted average LIBOR floor of 3.53%.
(2)	Based on initial maturity and fees received or expected to be received from our borrower and excludes any acquisition fees paid to our Advisor.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of our Company in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. NAREIT recently clarified its computation of FFO to exclude impairment charges on depreciable property owned directly or indirectly. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations.

We compute MFFO in accordance with the definition established by the Investment Program Association, or IPA. Our computation of MFFO may not be comparable to other REIT’s that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

•	acquisition fees and expenses;

•	straight-line rent and amortization of above or below intangible lease assets and liabilities;

•	amortization of discounts, premiums and fees on debt investments;

•	non-recurring impairment of real estate-related investments;

•	realized gains (losses) from the early extinguishment of debt;

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

We believe that MFFO is helpful to management and investors in assessing our future operating performance and the sustainability of our distributions, especially when our acquisition and offering stage is complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and fees and expenses that are incurred as part of our investment activities. However, MFFO has certain limitations. For instance, the effect of any accretion or amortization on investments originated or acquired at a discount or premium, respectively, will not be reported in MFFO.

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

Set forth below is a reconciliation of FFO and MFFO to net income attributable to our common stockholders:

	September 30,	September 30,	September 30,
			Period from
			January 26, 2009
	Year Ended December 31,		(inception) to
	2011	2010	December 31, 2009
Funds from Operations:

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,598,017	$1,629,592	$680,530

Funds from Operations	$1,598,017	$1,629,592	$680,530

Modified Funds from Operations:
Funds from Operations	$1,598,017	$1,629,592	$680,530
Amortization of premiums, discounts and fees on investments	85,198	43,675	(32,904)
Realized gain on investments and other	—	(199,604)	—
Unrealized (gains) losses from fair value adjustments	(732,231)	(1,724,637)	(587,096)

Modified Funds from Operations	$950,984	$(250,974)	$60,530

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our CRE debt and security investments bear interest at either a floating or fixed-rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR, and typically reprice every 30 days based on LIBOR in effect at the time. Currently, all of our CRE debt investments have a fixed minimum LIBOR rate. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.

Changes in interest rates could affect the value of our fixed-rate CRE debt and security investments. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate assets in order to adjust their yields to current market levels.

As of December 31, 2011, all of our floating-rate investments had LIBOR floors and all of our CRE securities and borrowings were fixed-rate, so a hypothetical 100 basis point increase in interest rates would have no impact on our earnings.

Credit Spread Risk

The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed and floating-rate assets decrease and vice versa. The fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate debt investments are valued based on a market credit spread over LIBOR. Excessive supply of these investments combined with reduced demand will generally cause the market to require a higher yield on these investments, resulting in the use of a higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.

Credit Risk

Credit risk in our CRE debt and security investments relates to each individual’s borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

For the year ended December 31, 2011, two of our CRE security investments and one of our CRE debt investments contributed more than 10% of our total revenue.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of NorthStar Real Estate Income Trust, Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s reports thereon are included in this Item 8.

INDEX TO FINANCIAL STATEMENTS

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

September 30,
Page
Reports of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets as of December 31, 2011 and 2010	58
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009	59
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009	60
Consolidated Statements of Equity for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009	61
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009	62
Notes to Consolidated Financial Statements	63
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2011	78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NorthStar Real Estate Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the Index at Item 15 of the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

March 2, 2012

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,	December 31,
	2011	2010

Assets
Cash	$53,859,334	$20,404,832
Restricted cash	6,699,481	—
Real estate securities, available for sale	34,745,604	31,264,331
Real estate debt investments, net (see Note 7)	72,937,316	—
Interest receivable	323,782	128,287
Subscriptions receivable, net	763,895	234,267
Deferred financing costs, net	35,636	46,216

Total assets	$169,365,048	$52,077,933

Liabilities
Borrowings	$24,061,212	$24,061,212
Accounts payable and accrued expenses (see Note 7)	1,701,514	255,874
Escrow deposits payable	6,699,481	—
Distribution payable	996,287	208,594

Total liabilities	33,458,494	24,525,680

Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 15,846,892 and 3,193,414 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	158,468	31,934
Additional paid-in capital	138,967,790	26,775,538
Retained (deficit) earnings	(3,317,122)	740,547
Accumulated other comprehensive income	93,071	—

Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	135,902,207	27,548,019
Non-controlling interests	4,347	4,234

Total equity	135,906,554	27,552,253

Total liabilities and equity	$169,365,048	$52,077,933

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
			Period from
			January 26, 2009
	Year Ended		(inception) to
	December 31, 2011	December 31, 2010	December 31, 2009

Revenues
Interest income	$3,092,289	$1,484,691	$94,795

Total revenues	3,092,289	1,484,691	94,795
Expenses
Interest expense	902,482	799,911	—
Advisory fees—related party	265,403	53,760	—
Auditing and professional fees	224,306	238,059	—
General and administrative expenses	834,209	687,282	—

Total expenses	2,226,400	1,779,012	—
Income (loss) from operations	865,889	(294,321)	94,795
Realized gain on investments and other	—	199,604	—
Unrealized gains (losses) on investments and other	732,231	1,724,637	587,096

Net income	1,598,120	1,629,920	681,891
Less: net income attributable to non-controlling interests	103	328	1,361

Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,598,017	$1,629,592	$680,530

Net income per share of common stock, basic / diluted	$0.22	$0.77	$5.98

Weighted average number of shares of common stock outstanding	7,118,918	2,104,915	113,828

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,
			Period from
			January 26, 2009
	Year Ended		(inception) to
	December 31, 2011	December 31, 2010	December 31, 2009
Net income	$1,598,120	$1,629,920	$681,891

Other comprehensive income:
Unrealized gain on real estate securities, available for sale	93,081	—	—

Total other comprehensive income	93,081	—	—

Comprehensive income	1,691,201	1,629,920	681,891
Less:
Net income attributable to non-controlling interests	103	328	1,361
Other comprehensive income attributable to non-controlling interests	10	—	—

Comprehensive income attributable to NorthStar Real Estate Income Trust, Inc.	$1,691,088	$1,629,592	$680,530

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Accumulated Other Comprehensive
			Additional Paid-in			Total Company’s Stockholders’
	Common Stock				Retained		Non-controlling	Total
	Shares	Amount	Capital	Income	Earnings	Equity	Interests	Equity
Balance, January 26, 2009
(Date of Inception)	—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	113,828	1,138	998,862	—	—	1,000,000	—	1,000,000
Non-controlling interest contributions	—	—	—	—	—	—	2,000	2,000
Net income	—	—	—	—	680,530	680,530	1,361	681,891

Balance, December 31, 2009	113,828	$1,138	$998,862	$—	$680,530	$1,680,530	$3,361	$1,683,891

Activity prior to the merger:
Proceeds from issuance of common stock	3,669,919	36,699	35,032,407	—	—	35,069,106	—	35,069,106
Cost of capital	—	—	(3,459,410)	—	—	(3,459,410)	—	(3,459,410)
Proceeds from DRP	7,915	79	74,262	—	—	74,341	—	74,341
Distributions paid	—	—	—	—	(1,075,268)	(1,075,268)	—	(1,075,268)
Shares redeemed for cash	(893,968)	(8,939)	(8,233,445)	—	—	(8,242,384)	—	(8,242,384)

Balance, October 18, 2010	2,897,694	$28,977	$24,412,676	$—	$(394,738)	$24,046,915	$3,361	$24,050,276

Shares of the accounting acquiree (1)	39,039	390	62,326	—	—	62,716	545	63,261
Proceeds from issuance of common stock	250,467	2,505	2,493,805	—	—	2,496,310	—	2,496,310
Cost of capital	—	—	(260,678)	—	—	(260,678)	—	(260,678)
Proceeds from DRP	6,214	62	58,970	—	—	59,032	—	59,032
Distributions declared	—	—	—	—	(494,307)	(494,307)	—	(494,307)
Amortization of equity-based compensation	—	—	8,439	—	—	8,439	—	8,439
Net income	—	—	—	—	1,629,592	1,629,592	328	1,629,920

Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$—	$740,547	$27,548,019	$4,234	$27,552,253

Proceeds from issuance of common stock	12,507,536	125,075	124,466,585	—	—	124,591,660	—	124,591,660
Cost of capital	—	—	(13,623,971)	—	—	(13,623,971)	—	(13,623,971)
Shares redeemed for cash	(14,748)	(148)	(147,332)	—	—	(147,480)	—	(147,480)
Proceeds from DRP	153,190	1,532	1,453,776	—	—	1,455,308	—	1,455,308
Distributions declared	—	—	—	—	(5,655,686)	(5,655,686)	—	(5,655,686)
Issuance and amortization of equity-based compensation	7,500	75	43,194	—	—	43,269	—	43,269
Other comprehensive income	—	—	—	93,071	—	93,071	10	93,081
Net income	—	—	—	—	1,598,017	1,598,017	103	1,598,120

Balance, December 31, 2011	15,846,892	$158,468	$138,967,790	$93,071	$(3,317,122)	$135,902,207	$4,347	$135,906,554

(1)

NorthStar Real Estate Income Trust, Inc., the surviving legal entity, issued 24,039 shares for its initial capitalization and 15,000 shares to its Board of Directors prior to the merger with NorthStar Income Opportunity REIT I, Inc.

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
			Period from January 26, 2009
	Year Ended		(inception) to
	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income	$1,598,120	$1,629,920	$681,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and fees on investments	85,198	43,675	(32,904)
Amortization of deferred financing costs	10,580	9,071	—
Realized gain on investments and other	—	(199,604)	—
Unrealized (gains) losses on investments and other	(732,231)	(1,724,637)	(587,096)
Equity-based compensation	43,269	8,439	—
Changes in assets and liabilities:
Real estate debt investment fees, net	(151,074)	—	—
Interest receivable	(204,724)	(120,026)	(8,261)
Accounts payable and accrued expenses	525,892	247,255	—

Net cash provided by (used in) operating activities	1,175,030	(105,907)	53,630

Cash flows from investing activities:
Origination of real estate debt investments	(72,807,400)	—	—
Acquisition of real estate securities	(2,720,000)	(29,616,265)	(1,000,000)
Sale of real estate security	—	1,852,500	—

Net cash provided by (used in) investing activities	(75,527,400)	(27,763,765)	(1,000,000)

Cash flows from financing activities:
Non-controlling interest contributions	—	—	2,000
Proceeds from accounting acquiree	—	63,261	—
Proceeds from issuance of common stock	124,020,190	37,294,866	1,000,000
Proceeds from DRP	1,455,308	133,373	—
Redemption of common stock	(147,480)	(8,242,384)	—
Cost of capital	(12,653,153)	(3,675,186)	—
Distributions paid on common stock	(4,867,993)	(1,360,981)	—
Borrowings under secured term loans	—	24,089,417	—
Repayment of secured term loans	—	(28,205)	—
Payment of deferred financing costs	—	(55,287)	—

Net cash provided by (used in) financing activities	107,806,872	48,218,874	1,002,000

Net increase (decrease) in cash	33,454,502	20,349,202	55,630
Cash—beginning of period	20,404,832	55,630	—

Cash—end of period	$53,859,334	$20,404,832	$55,630

Supplemental disclosure of cash flow information:
Cash paid for interest	$891,887	$749,267	$—

Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$6,699,481	$—	$—
Distribution payable	996,287	208,594	—
Accrued cost of capital	1,015,723	44,902	—
Subscriptions receivable, gross	842,020	270,550	—

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Organization

NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed on January 26, 2009 (the “Inception Date”) and elected to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. The Company was organized primarily to originate, acquire and asset manage portfolios of commercial real estate (“CRE”) debt, CRE securities and select CRE equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans. CRE securities will primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured REIT debt, collateralized debt obligations (“CDO”) notes and other securities. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the “Advisor”) and has no employees.

Substantially all of the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests in the consolidated balance sheets as of December 31, 2011 and 2010. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.

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

On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares can be offered pursuant to the Company’s primary offering (the “Primary Offering”), and 10,526,315 shares could be offered pursuant to the Company’s distribution reinvestment plan (the “DRP”), and are herein collectively referred to as the Offering. The SEC declared the Company’s registration statement effective on July 19, 2010, and the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly known as NRF Capital Markets, LLC and an affiliate of the Company, to serve as the dealer manager of the Primary Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Primary Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of CRE debt, CRE securities and select CRE equity investments.

On October 18, 2010, the Company completed a merger, accounted for as a reverse merger and recapitalization, with NorthStar Income Opportunity REIT I, Inc. (“NSIO REIT”) also sponsored by the Sponsor (the “Merger Transaction”). The Company was considered the surviving legal entity and NSIO REIT (the “Accounting Acquirer”) was considered the accounting acquirer and the surviving accounting entity. As the surviving accounting entity, NSIO REIT’s financial information is presented in these consolidated financial statements on a historical carryover basis.

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

In 2011, the Company’s capital raising efforts picked up significant momentum. From inception through December 31, 2011, the Company has raised gross proceeds of $155.6 million from the Offering and the Merger Transaction, herein collectively referred to as Total Capital Raised.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

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

Cash

The Company considers all highly-liquid investments with a remaining maturity date of three months or less to be cash. Cash may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions and, to date, the Company has not experienced any losses on cash.

Restricted Cash

Restricted cash consists of escrow deposits for future debt service payments, taxes, insurance, tenant improvements and other costs collected in connection with first mortgage loan originations.

Variable Interest Entities

A variable interest entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. The Company evaluates its investments and financings to evaluate if it is a VIE based on: (1) the sufficiency of the entity’s equity investment at risk to finance its activities without additional subordinated financial support provided by any parties, including the equity holders; (2) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity’s economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

The Company has evaluated its CRE debt and security investments to determine whether they are a VIE. The Company monitors these investments and, to the extent it has determined that it owns a majority of the current controlling class, analyzes them for potential consolidation. The Company will continue to analyze future investments and liabilities, as well as reconsideration events, including a modified loan deemed to be a troubled debt restructuring, if any, pursuant to the

VIE requirements. These analyses require considerable judgment in determining the primary beneficiary of a VIE since they involve estimated probability weighting of subjectively determined possible cash flow scenarios. This could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise have been consolidated.

Real Estate Debt Investments

CRE debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized origination fees, acquisition fees, discounts and unfunded commitments unless such loan or investment is deemed to be impaired. Real estate debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve. Interest income is recorded on the accrual basis and related discounts, premiums, origination costs and fees on investments are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations.

Real Estate Securities

All of the Company’s CRE securities are classified as available for sale on the acquisition date, which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in the Company’s consolidated statements of operations. Interest income on CRE securities is recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon a comparison of actual and expected cash flows, through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to yield which is then applied prospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

The Company will maintain a loan loss reserve on its CRE debt investments, if appropriate. A provision will be established when the Company believes a loan is impaired, which is when it is deemed probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date.

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

Real Estate Securities

CRE securities for which the fair value option is not elected are periodically evaluated for other-than-temporary impairment (“OTTI”). A security where the fair value is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

CRE securities for which the fair value option was elected are not evaluated for OTTI as changes in fair value are recorded in the Company’s consolidated statements of operations. Realized losses on such securities are reclassified to the realized gains (losses) on investments and other as losses occur.

Organization and Offering Costs

The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period to the extent Primary Offering proceeds are raised based upon an allocation determined by the Company’s expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.

Comprehensive Income

The Company reports consolidated statements of comprehensive income in separate statements consecutive to the consolidated statements of operations. Comprehensive income is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”). The Company’s principal component of OCI is unrealized gain (loss) on real estate securities for which the fair value option of accounting was not elected.

Equity-Based Compensation

The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the award’s vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally will not be subject to U.S. federal income tax so long as the Company distributes 90% of its taxable income to stockholders and other income and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company has assessed its tax positions for all open tax years and concluded there were no material uncertainties to be recognized. As of December 31, 2011, only the tax years ended December 31, 2011 and 2010 remain subject to examination by major tax jurisdictions.

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

In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included on the statement of operations or an additional statement of other comprehensive income immediately follow the statement of operations. The update does not change the components of other comprehensive income that must be reported but it eliminates the option to present other comprehensive income on the statement of equity. In December 2011, the FASB issued an accounting update to defer the requirement to present the reclassification adjustments to OCI by component and are currently redeliberating this requirement. The remaining requirements of the accounting update are effective for the Company the first quarter 2012 and should be applied retrospectively to all periods reported after the effective date. There is no impact as the Company currently complies with this update.

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

Real Estate Securities

Real estate securities are generally valued using a third-party pricing service or broker quotations. These quotations are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain real estate securities that may be valued based on a single broker quote or an internal pricing model, and have less observable pricing will be classified as Level 3 of the fair value hierarchy. For real estate securities using an internal pricing model, inputs include assumptions related to the timing and amount of expected future cash flows, the discount rate, estimated prepayments and projected losses.

Fair Value Hierarchy

Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 by level within the fair value hierarchy:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate securities
CMBS	$—	$34,745,604	$—	$34,745,604	$—	$31,264,331	$—	$31,264,331

At December 31, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

Fair Value Option

The Company will generally not elect the fair value option of accounting for its financial assets and liabilities. However, the Company may elect to apply the fair value option of accounting to certain of its CRE security investments at the time of initial recognition of the investments. As of December 31, 2011, the fair value option of accounting was elected for two real estate securities assumed as a result of the Merger Transaction.

Changes in fair value for assets and liabilities for which the election is made will be recognized in income as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The following table sets forth fair value of the Company’s financial instruments for which the fair value option was elected and the aggregate contractual amounts of those real estate securities as of December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010
Real estate securities (1)
CM BS, at fair value	$31,866,439	$31,264,331
CM BS, contractual amount due up on maturity	28,856,000	28,856,000

Difference	$3,010,439	$2,408,331

(1)	December 31, 2011 excludes one security with a principal amount of $4.0 million for which the fair value option was not elected.

The following table summarizes the net unrealized gains (losses) from the change in fair value of financial assets for which the fair value option was elected. These amounts are recorded as unrealized gains (losses) on investments and other in the Company’s consolidated statements of operations.

September 30,
Year ended December 31, 2011	732,231
Year ended December 31, 2010	1,724,637
Period from January 26, 2009 (inception) to December 31, 2009	587,096

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

The following table shows the principal amount, carrying value and fair value of the Company’s financial assets and liabilities at December 31, 2011:

	September 30,	September 30,	September 30,
	December 31 , 2011
	Principal Amount	Carrying Value	Fair Value
Financial assets:
Cash (1)	$53,859,334	$53,859,334	$53,859,334
Restricted cash (1)	6,699,481	6,699,481	6,699,481
Real estate securities, available for sale (2)	32,856,000	34,745,604	34,745,604
Real estate debt investments, net	72,807,400	72,937,316	72,807,400
Interest receivable (1)	323,782	323,782	323,782
Subscriptions receivable, net (1) (3)	763,895	763,895	763,895

Financial liabilities:
Borrowings	24,061,212	24,061,212	25,451,764
Accounts payable and accrued expenses (1)	1,701,514	1,701,514	1,701,514
Escrow deposits payable (1)	6,699,481	6,699,481	6,699,481
Distribution payable (1)	996,287	996,287	996,287

(1)	Carrying value approximates fair value due to short-term maturities of these items.
(2)	Refer to the “Determination of Fair Value” above for a discussion of methodologies used to determine fair value.
(3)	Subscriptions receivable were received on January 3, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to management at the time. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

4. Real Estate Securities

CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following is a summary of the Company’s CRE securities as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Cumulative
				Unrealized		Weighted Average
		Principal	Amortized	Gain (Loss) on	Fair		Current	Yield to
CMBS:	Number	Amount	Cost	Investments	Value	Coupon (1)	Yield	Maturity (2)
December 31, 2011	3	$32,856,000	$32,195,653	$2,549,951	$34,745,604	5.53%	8.94%	12.80%
December 31, 2010	2	$28,856,000	$29,539,693	$1,724,638	$31,264,331	5.55%	9.62%	11.68%

(1)	All CMBS are fixed-rate.
(2)	Represents the leveraged yield based on cash flows through expected repayment/sale dates.

For the year ended December 31, 2011, the Company had an unrealized gain of $93,081 on one CRE security that is recorded in other comprehensive income.

At December 31, 2011, the contractual maturities of the CRE securities averaged 33 years with a weighted average expected life of 3.8 years.

On June 30, 2010, the Company sold a CRE security for proceeds of $1,852,500. In connection with the sale, the Company recorded a realized gain on investments and other for $199,604 in its consolidated statements of operations. There were no sales for the year ended December 31, 2011 and for the period from Inception Date to December 31, 2009.

For the year ended December 31, 2011, two of the Company’s CRE security investments contributed more than 10% of the Company’s total revenue.

5. Real Estate Debt Investments

The following is a summary of the Company’s CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Weighted Average			Floating Rate as
		Principal	Carrying		Current	Yield to	Initial	% of Principal
Asset Type:	Number	Amount	Value	Coupon (1)	Yield	Maturity (2)	Maturity	Amount
First mortgage loans	5	$68,307,400	$68,436,947	8.21%	8.28%	9.17%	Sep-14	100.0%
Mezzanine loans	1	4,500,000	4,500,369	15.00%	15.15%	16.80%	Dec-16	100.0%

Total/Weighted average	6	$72,807,400	$72,937,316	8.63%	8.70%	9.64%	Nov-14	100.0%

(1)	All loans are subject to a LIBOR floor. At December 31, 2011, the weighted average LIBOR floor for all loans was 3.37%.
(2)	Based on initial maturity and fees received or expected to be received from the Company’s borrowers and excludes any acquisition fees paid to the Company’s Advisor.

The Company did not own any CRE debt investments as of December 31, 2010.

Maturities of principal amount of CRE debt investments at December 31, 2011 are as follows:

	September 30,	September 30,
		Maturity
	Initial	Including
Years Ending December 31:	Maturity	Extensions
2012	$—	$—
2013	—	—
2014	68,307,400	—
2015	—	—
2016	4,500,000	68,307,400
Thereafter	—	4,500,000

Total	$72,807,400	$72,807,400

Credit Quality Monitoring

The Company’s CRE debt investments are typically first mortgage loans secured by liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its debt investments principally based upon whether the collateral is currently paying contractual debt service and whether the Company believes it will be able to do so in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. Those debt investments for which the Company expects to receive full payment of contractual principal and interest payments are categorized as “performing.” The Company will group weaker credit quality debt investments that are currently performing, but for which it believes future collection of all principal and interest is in doubt, into a category called “performing with a credit reserve.” The Company will group its weakest credit quality debt investments, those that are in maturity default and/or is past due at least 90 days on its contractual debt service payments as “non-performing loans.”

As of December 31, 2011, all of the Company’s real estate debt investments were performing in accordance with the terms of the loan agreements and were categorized as performing loans. For the year ended December 31, 2011, one of the Company’s CRE debt investments contributed more than 10% of the Company’s total revenue. As of December 31, 2011, the Company’s CRE debt investments were collateralized by properties in Virginia (41%), Florida (26%), California (21%) and Texas (13%), based on principal amount.

6. Borrowings

The following is a summary of the Company’s Term Asset-Backed Securities Loan Facility (“TALF”) as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Final Stated	Contractual	Principal	Carrying
Secured term loans:	Type	Maturity	Interest Rate	Amount	Value
TALF I	Non-recourse	Jan-15	3.73%	$11,629,213	$11,629,213
TALF II	Non-recourse	Feb-15	3.69%	12,431,999	12,431,999

Weighted average/Total		Jan-15	3.71%	$24,061,212	$24,061,212

The TALF borrowings were used to finance two of the Company’s CMBS investments with a fair value of $31,866,439 as of December 31, 2011.

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

Organization and Offering Costs

The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the independent directors determine are not fair and commercially reasonable to the Company.

As of December 31, 2011, the Advisor had unreimbursed organization and offering costs of $2,499,593 which it has incurred on behalf of and has not yet allocated to the Company. For the year ended December 31, 2011, the Company raised gross proceeds of $124,591,660 from the Primary Offering and, accordingly, was obligated to reimburse up to a total of $1,846,305 of organization and offering costs, which was allocated $246,112 to organization and $1,600,193 to offering costs. As of December 31, 2011, $961,111 of organization and offering costs are recorded in accounts payable and accrued expenses in the consolidated balance sheets.

For the period from October 18, 2010 to December 31, 2010, the Company was obligated to reimburse up to a total of $60,000 of organization and offering costs, which was allocated $42,151 to organization and $17,849 to offering costs.

Prior to the Merger Transaction, organization and offering costs (other than selling commissions and the dealer manager fee) of the Accounting Acquirer were being paid by the Advisor or its affiliates, subject to reimbursement. These fees were reimbursable up to a maximum of $1,000,000, which is 1.0% of the maximum gross offering proceeds of $100,000,000 or a minimum of $60,000. For the period from January 1, 2010 to October 17, 2010, the Accounting Acquirer incurred organization and offering costs of $351,428, which was allocated to organization costs. No organization and offering costs were incurred for the period from Inception Date to December 31, 2009.

Operating Costs

The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for operating costs incurred by the Advisor in connection with services provided to the Company. The Company will reimburse the Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Guidelines”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

The Company calculates the expense reimbursement quarterly and trues-up the calculation at the end of the twelve-month period. As of December 31, 2011, the Advisor has incurred unreimbursed operating expenses of $1,754,351 on behalf of the Company, of which $1,523,366 has not been allocated pursuant to the 2%/25% Guidelines. For the year ended December 31, 2011, operating costs were allocated $224,306 to auditing and professional fees and $331,781 to general and administrative expenses. For the year ended December 31, 2010, operating costs were allocated $47,408 to auditing and professional fees and $45,489 to general and administrative expenses. No operating costs were incurred for the period from Inception Date to December 31, 2009. As of December 31, 2011, $230,985 of operating costs is recorded in accounts payable and accrued expenses in the consolidated balance sheets.

Advisory Fees

Asset Management Fee

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of the Company’s investments in joint ventures, including acquisition fees, origination and acquisition expenses and any debt attributable to such investments, less any principal repaid by borrowers on the Company’s debt investments (or the Company’s proportionate share thereof in the case of debt investments made through joint ventures). For the year ended December 31, 2011, the Company incurred and paid $265,403 in asset management fees, which was recorded in advisory fees—related party in the consolidated statements of operations.

Prior to the Merger Transaction, the Accounting Acquirer paid the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the cost of all investments. For the year ended December 31, 2010, the Company incurred $53,760 in asset management fees, which was recorded in advisory fees—related party in the consolidated statements of operations. The Company did not incur any asset management fees for the period from Inception Date to December 31, 2009.

Asset Acquisition Fee

The Advisor also receives an acquisition fee equal to 1.0% of the amount funded by the Company to originate or acquire CRE debt or the amount invested in the case of other real estate investments including any origination and acquisition expenses and any borrowings attributable to such investments. For the year ended December 31, 2011, the Company incurred $728,074 in acquisition fees to the Advisor related to the origination of CRE debt investments, which are included in real estate debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investments using the effective interest method. The Company did not incur any asset acquisition fees for the year ended December 31, 2010 and for the period from Inception Date to December 31, 2009. During the fourth quarter 2011, the Company capitalized fees incurred to its Advisor of $728,074 in connection with the origination of CRE debt investments in accordance with accounting standards for loan originations. The deferred CRE debt investment origination costs are amortized as an adjustment to yield using the effective interest rate method. Such fees were previously expensed. The majority of the Company’s CRE debt investments were originated in the fourth quarter 2011.

Asset Disposition Fee

For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1.0% of the contract sales price of each CRE debt, CRE security or select CRE equity investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a loan or other debt-related investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. The Company did not incur any asset disposition fees to the Advisor for the years ended December 31, 2011 and 2010 and for the period from Inception Date to December 31, 2009.

NorthStar Realty Securities, LLC

Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds, all of which are reallowed by the Dealer Manager to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3.0% of gross offering proceeds, a portion of which may be reallowed by the Dealer Manager to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For the years ended December 31, 2011 and 2010, the Company incurred $12,023,777 and $2,475,920 respectively, in selling commissions and dealer manager fees, which are recorded as a cost of capital in the consolidated statements of equity. The Company did not incur any selling commissions or dealer manager fees for the period from Inception Date to December 31, 2009.

Sponsor Purchase of Common Stock

The Sponsor has committed to purchase up to $10 million of shares of the Company’s common stock during the two-year period following commencement of the Company’s Offering if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. For the year ended December 31, 2011, the Sponsor purchased 253,202 shares of the Company’s common stock at a price of $9.00 per share related to this arrangement for a price of $2.3 million. For the year ended December 31, 2010 and for the period from Inception Date to December 31, 2009, the Sponsor did not purchase any common stock related to this arrangement.

8. Stockholders’ Equity

Common Stock

For the year ended December 31, 2011, the Company sold 12,507,536 shares of common stock pursuant to its Primary Offering, generating gross proceeds of $124,591,660. For the year ended December 31, 2011, the ratio of Offering costs to Total Capital Raised was 11%. For the year ended December 31, 2010, the Company sold 3,920,386 shares of common stock pursuant to its Primary Offering, generating gross proceeds of $37,565,416. For the period from Inception Date to December 31, 2009, the Company sold 113,828 shares of common stock generating gross proceeds of $1,000,000.

Distribution Reinvestment Plan

The Company has adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offerings, and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days’ notice to participants. For the years ended December 31, 2011 and 2010, the Company issued 153,190 and 14,129 shares, respectively, totaling $1,455,308 and $133,373, respectively, of proceeds pursuant to the DRP. The Company did not issue any shares pursuant to the DRP for the period from Inception Date to December 31, 2009.

Distributions

Distributions to stockholders are approved by the Company’s board of directors and are paid based on a daily amount of $.002191781 per share. The following summarizes distributions for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,
	Distributions
Period	Cash	DRP	Total
2011
First Quarter	$527,087	$161,612	$688,699
Second Quarter	716,660	286,407	1,003,067
Third Quarter	1,034,925	458,231	1,493,156
Fourth Quarter	1,606,664	864,100	2,470,764

2010
First Quarter	70,939	10,503	81,442
Second Quarter	208,524	63,838	272,362
Third Quarter	582,762	—	582,762
Fourth Quarter	529,655	103,354	633,009

There were no distributions declared for the period from Inception Date to December 31, 2009.

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

9. Equity-Based Compensation

Directors Shares

On July 19, 2010, each of the Company’s three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. On June 7, 2011, each of the Company’s three independent directors were re-elected to the board and received 2,500 shares of restricted stock in connection with their re-election. The non-vested stock will generally vest over four years; provided, however, that the non-vested stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. Total equity-based compensation cost recognized in connection with the granting of the non-vested stock is $202,500, which will be recorded in income ratably over the four-year vesting period.

For the years ended December 31, 2011 and 2010, the Company recognized $43,269 and $15,243 of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2010, $6,804 was recognized prior to the Merger Transaction and $8,439 was recognized subsequent to the Merger Transaction. The Company did not recognize any equity-based compensation expense for the period from Inception Date to December 31, 2009. As of December 31, 2011 and 2010, $143,988 and $119,757, respectively, of equity-based compensation expense related to non-vested stock has not been recognized. As of December 31, 2011 and 2010, there were 16,875 and 14,063 shares, respectively, of non-vested stock outstanding.

Long-Term Incentive Plan

The Company adopted a long-term incentive plan (the “Plan”), which it uses to attract and retain qualified directors. The Plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under the Plan.

The Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Company’s operating partnership, other stock-based awards and cash-based awards to directors of the Company. Stock options granted under the Plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the Plan will have an exercise price or base price that is not less than the fair value of the Company’s common stock on the date of grant.

The Company’s board of directors, or a committee of the board, administers the Plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grants, vesting or settlement of awards may be subject to the attainment of one or more performance goals.

10. Non-controlling Interests

Operating Partnership

Non-controlling interests represent the aggregate limited partnership interests in the OP held by limited partners. Income allocated to the non-controlling interests is based on the limited partners’ ownership percentage of the OP. Income allocated to the operating partnership non-controlling interests for the years ended December 31, 2011 and 2010 and for the period from Inception Date to December 31, 2009 was $103, $328 and $1,361, respectively.

11. Segment Reporting

The Company conducts its business through the following segments:

•

The real estate debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans.

•	The real estate securities business is focused on investing in and asset managing CRE securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

The following summarizes segment reporting for the years ended December 31, 2011 and 2010 and for the period from Inception Date to December 31, 2009:

	September 30,	September 30,	September 30,	September 30,
	Real Estate	Real Estate
Year Ended December 31, 2011	Debt	Securities	Unallocated (1)	Total
Revenues
Interest income	$1,447,243	$1,645,046	$—	$3,092,289

Total revenues	1,447,243	1,645,046	—	3,092,289
Expenses
Interest expense	—	902,482	—	902,482
Advisory fees—related party	—	—	265,403	265,403
Auditing and professional fees	—	—	224,306	224,306
General and administrative expenses	8,342	4,317	821,550	834,209

Total expenses	8,342	906,799	1,311,259	2,226,400
Income (loss) from operations	1,438,901	738,247	(1,311,259)	865,889
Unrealized gains (losses) on investments and other	—	732,231	—	732,231

Net income (loss)	1,438,901	1,470,478	(1,311,259)	1,598,120
Less: net income attributable to non-controlling interests	93	95	(85)	103

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,438,808	$1,470,383	$(1,311,174)	$1,598,017

Total assets as of December 31, 2011	$80,880,851	$35,429,729	$53,054,468	$169,365,048

(1)	Unallocated includes corporate level and general and administrative expenses.

	September 30,	September 30,	September 30,	September 30,
	Real Estate	Real Estate
Year Ended December 31, 2010	Debt	Securities	Unallocated (1)	Total
Revenues
Interest income	$—	$1,484,691	$—	$1,484,691

Total revenues	—	1,484,691	—	1,484,691
Expenses
Interest expense	—	799,911	—	799,911
Advisory fees—related party	—	—	53,760	53,760
Auditing and professional fees	—	—	238,059	238,059
General and administrative expenses	—	8,208	679,074	687,282

Total expenses	—	808,119	970,893	1,779,012
Income (loss) from operations	—	676,572	(970,893)	(294,321)
Realized gain on investments and other	—	199,604	—	199,604
Unrealized gains (losses) on investments and other	—	1,724,637	—	1,724,637

Net income (loss)	—	2,600,813	(970,893)	1,629,920
Less: net income attributable to non-controlling interests	—	523	(195)	328

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$—	$2,600,290	$(970,698)	$1,629,592

Total assets as of December 31, 2010	$—	$32,184,668	$19,893,265	$52,077,933

Period from January 26, 2009 (inception) to December 31, 2009	Real Estate Debt	Real Estate Securities	Unallocated (1)	Total
Revenues
Interest income	$—	$94,795	$—	$94,795

Total revenues	—	94,795	—	94,795
Expenses
Interest expense	—	—	—	—
Advisory fees—related party	—	—	—	—
Auditing and professional fees	—	—	—	—
General and administrative expenses	—	—	—	—

Total expenses	—	—	—	—
Income (loss) from operations	—	94,795	—	94,795
Unrealized gains (losses) on investments and other	—	587,096	—	587,096
Net income (loss)	—	681,891	—	681,891
Less: net income attributable to non-controlling interests	—	1,361	—	1,361

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$—	$680,530	$—	$680,530

Total assets as of December 31, 2009	$—	$3,498,914	$—	$3,498,914

(1)	Unallocated includes corporate level and general and administrative expenses.

For all periods presented above, all revenues were generated from external customers located in the United States.

12. Subsequent Events

Offering Proceeds

For the period from January 1, 2012 to February 28, 2012, the Company sold 4,756,858 common shares pursuant to its Offering generating gross proceeds of $47,446,972.

Distributions

On February 29, 2012, the Company’s board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended June 30, 2012. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution May 1, 2012, June 1, 2012 and July 2, 2012.

Sponsor Purchase of Common Stock

On February 29, 2012, the Company’s board of directors approved the sale of 117,055 shares of the Company’s common stock to NRFC Sub-REIT Corp., a subsidiary of the Sponsor, at a price of $9.00 per share. In connection with this commitment and including the Sponsor’s purchase of shares approved on February 29, 2012, the Sponsor has purchased 370,257 shares for $3.3 million.

Share Repurchase Program

On January 17, 2012, the Company repurchased 17,927 shares for a total of $165,825 or $9.25 per share.

Credit Facility

On February 29, 2012, NSREIT WF Loan, LLC (“NSREIT WF”), an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Facility provides up to $100 million to finance first mortgage loans secured by commercial real estate, as described in more detail in the Credit Facility.

Advances under the Credit Facility accrue interest at per annum rates ranging from LIBOR plus 2.5% to 3.0%, with advance rates of up to 75%, depending on asset type, subject to adjustment. The initial maturity date of the Credit Facility is February 28, 2014, with two, one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions set forth in the Credit Facility.

In connection with the Credit Facility, the Company entered into a Limited Guaranty (the “Guaranty”), under which the Company guaranty the obligations under the Credit Facility and the OP provided a Pledge and Security Agreement (the “Pledge”) over its interests in NSREIT WF.

The Credit Facility, the Guaranty and the Pledge contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types, and the Credit Facility contains financial covenants that require NSREIT WF to maintain at least $5.0 million and a maximum of $15.0 million in unrestricted cash or cash equivalents at all times during the term of the Credit Facility. In addition, the Company must maintain: (i) total equity equal to $108.7 million, subject to increases equal to 80% of aggregate net proceeds raised up to a maximum of $250.0 million; (ii) a ratio of EBITDA, as defined in the Guaranty, to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%. In addition, Wells Fargo may stop making advances under the Credit Facility and the extension options may not be available if any two of Messrs. Hamamoto, Gilbert or Tylis are no longer employed by the Sponsor and are not replaced by persons acceptable to Wells Fargo.

The foregoing summary does not purport to be a complete description and is qualified in its entirety by reference to the Credit Facility, the Guaranty and the Pledge, which will be filed as exhibits to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012.

New Investments

The following summarizes the Company’s CRE debt investments originated subsequent to December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Principal		Current	Yield to
Asset Type:	Investment Date	Maturity Date	Amount	Coupon (1)	Yield	Maturity (2)
First mortgage loan	January 6, 2012	January 6, 2015	$12,050,000	9.00%	9.09%	10.25%
First mortgage loan	January 18, 2012	January 18, 2015	13,500,000	9.75%	9.85%	11.09%

Total/Weighted average			$25,550,000	9.40%	9.49%	10.69%

(1)	All new first mortgage loans are floating-rate with a weighted average LIBOR floor of 3.53%.
(2)	Based on initial maturity and fees received or expected to be received from the Company’s borrowers and excludes any acquisition fees paid to the Company’s Advisor.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Asset Type:	Description	Location	Number	Interest Rate (1)	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Principal Amount	Carrying Value

First mortgage loans:
Borrower A	Multifamily	San Marcos, TX	1	8.00%	3/30/2014	I/O	$—	$4,750,000	$4,755,408
Borrower B	Office	San Mateo, CA	1	8.00%	5/2/2014	I/O	—	15,107,400	15,227,818
Borrower C	Retail	Bradenton, FL	1	8.25%	9/28/2014	I/O	—	9,500,000	9,500,000
Borrower D	Hotel	Various	1	8.25%	12/15/2014	I/O	—	29,750,000	29,753,576
Borrower E	Hotel	Panama City, FL	1	8.50%	12/29/2014	I/O	—	9,200,000	9,200,145

Total/Weighted average			5	8.21%	9/28/2014		—	68,307,400	68,436,947

Mezzanine loans:
Borrower F	Healthcare	El Paso, TX	1	15.00%	12/9/2016	I/O	16,500,000	4,500,000	4,500,369

Total/Weighted average			1	15.00%	12/9/2016		16,500,000	4,500,000	4,500,369

			6				$16,500,000	$72,807,400	$72,937,316

(1)	All loans are floating-rate but subject to a fixed minimum LIBOR rate, or floor. The interest rate shown is the coupon as of December 31, 2011.
(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.
(3)	Interest Only, or I/O; principal amount due in full at maturity.

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at beginning of period	$—	$—	$—
Additions:
Principal amount of originated loans	72,807,400	—	—
Acquisition fees incurred on new loans	728,074	—	—
Origination fees received on new loans	(577,000)	—	—
Deductions:
Amortization of origination, acquisition and other fees, net	(21,158)	—	—

Balance at end of period	$72,937,316	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended December 31, 2011 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

General

Our Board presently consists of four members: Messrs. David T. Hamamoto, Jonathan T. Albro, Charles W. Schoenherr and Jack F. Smith, Jr. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. Set forth below are each director’s name and age as of the date of this Form 10-K and his principal occupation, business history and public company directorships held during the past five years. Each of our directors currently serves on our Board and was initially appointed to our Board on January 12, 2010, with the exception of Mr. Hamamoto, who has served as one of our directors since our incorporation on January 26, 2009.

Current Directors

September 30,
Name	Age
David T. Hamamoto	52
Jonathan T. Albro	49
Charles W. Schoenherr	52
Jack F. Smith, Jr.	60

David T. Hamamoto. David T. Hamamoto is our Chairman and Chief Executive Officer. Mr. Hamamoto has served as Chairman of our Sponsor since October 2007, its Chief Executive Officer since October 2004 and its President from October 2004 to April 2011. In July 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., or NorthStar Capital, the predecessor company to our Sponsor, for which he served as Co-Chief Executive Officer until October 2004. From July 1983 to July 1997, Mr. Hamamoto worked for Goldman, Sachs & Co., or Goldman Sachs, where he was co-head of the Real Estate Principal Investment Area and a general partner of the firm between February 1994 and June 1997. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto currently serves as Executive Chairman of the Board of Directors of Morgans Hotel Group Co. (NYSE: MHGC), a publicly-traded global hotel management and ownership company focused on the boutique sector. Mr. Hamamoto holds a Bachelor of Science from Stanford University in Palo Alto, California and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania in Philadelphia, Pennsylvania.

Our Board believes that Mr. Hamamoto’s broad and extensive experience in the real estate investment and finance industries and his service as President and Chief Executive Officer for our Sponsor and its predecessor for over 11 years supports his appointment to our Board.

Jonathan T. Albro. Jonathan T. Albro is one of our independent directors and a member of our Audit Committee. He is Chief Executive Officer and Managing Partner of Penn Square Real Estate Group, LLC, which he founded in September 2006. At Penn Square Real Estate Group, LLC, he is responsible for strategy, operations, marketing, finance and fundraising. From April 2005 to August 2006, Mr. Albro served as Executive Vice President, National Sales Manager of Cole Capital Markets, Inc., or CCM, and Senior Vice President of Cole Capital Corporation, or CCC. He was responsible for the growth and management of CCM, a distribution company focused on Cole’s suite of real estate offerings in addition to serving on CCC’s executive committee. From September 2001 to April 2005, Mr. Albro served as Executive Vice President and National Sales Manager of MetLife Investors, Inc., a wholly-owned subsidiary of MetLife, Inc. He was responsible for sales and distribution of MLI Retirement products through financial intermediaries. In all, Mr. Albro has over 16 years of experience in the broker-dealer industry. Mr. Albro holds a Bachelor of Science from State University of New York in Fredonia, New York.

Our Board believes that Mr. Albro’s knowledge of and nearly 16 years of experience in the broker-dealer industry supports his appointment to our Board.

Charles W. Schoenherr. Charles W. Schoenherr is one of our independent directors and a member of our Audit Committee. Mr. Schoenherr serves as Chief Investment Officer of Broadway Partners Fund Manager, LLC, a position he has held since January 2011. Broadway Partners Fund Manager, LLC is a private real estate investment and management firm that invests in real estate across the U.S. Mr. Schoenherr is responsible for sourcing acquisition opportunities and overseeing property management. From June 2009 until January 2011, Mr. Schoenherr served as President of Scout Real Estate Capital, LLC, a full service real estate firm that focuses on acquiring, developing and operating hospitality assets, where he was responsible for managing and developing the company’s properties and originating new acquisition and asset management opportunities. Mr. Schoenherr also serves on the Board of Trustees of Iona College and is on its Finance Committee. In addition, he serves on the University of Connecticut’s Real Estate Council. Prior to joining Scout Real Estate Capital, LLC, Mr. Schoenherr was the managing partner of Elevation Capital, LLC, where he advised real estate clients on debt and equity restructuring and performed due diligence and valuation analysis on new acquisitions between November 2008 and June 2009. Between September 1997 and October 2008, Mr. Schoenherr served as Senior Vice President and Managing Director of Lehman Brothers’ Global Real Estate Group. As Managing Director, he was responsible for originating debt, mezzanine and equity transactions on all major property types throughout the United States. During his career he has also held senior management positions with GE Capital Corporation, GE Investments, Inc. and KPMG LLP, where he also practiced as a certified public accountant. Mr. Schoenherr holds a Bachelor of Business Administration in Accounting from Iona College in New Rochelle, New York and a Master of Business Administration in Finance from the University of Connecticut in Stamford, Connecticut.

Our Board believes that Mr. Schoenherr’s knowledge of the real estate investment and finance industries, including extensive experience originating debt, mezzanine and equity transactions supports his appointment to our Board.

Jack F. Smith, Jr. Jack F. Smith, Jr. is one of our independent directors and the chairman and financial expert of our Audit Committee. Mr. Smith was a partner with Deloitte & Touche LLP from June 1984 until August 2009. He served as the head of the firm’s real estate industry practice for Atlanta, Georgia and the Southeast from June 1996 to June 2007. Mr. Smith began his career as an accountant with Deloitte & Touche LLP in 1973, where his responsibilities included audit, due diligence on acquisitions and mergers, business and accounting advice and assistance in problem resolution. During the course of his career, Mr. Smith has served clients of varying sizes in many different industries, including public and private REITs, real estate developers, merchant builders, real estate investment funds, real estate operating companies and hotels. Mr. Smith is a member of the American Diabetes Association Leadership Council of Georgia, the Tennessee Technological University College of Business Foundation, the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. Mr. Smith holds a Bachelor of Science in Accounting from Tennessee Technological University in Cookeville, Tennessee and a Masters of Business Administration from Emory University in Atlanta, Georgia.

Our Board believes that Mr. Smith’s 25 years of experience as a partner with Deloitte & Touche LLP and his service as the head of the firm’s real estate industry practice in Atlanta and the Southeast supports his appointment to our Board.

Executive Officers

Our executive officers are appointed annually by our Board and serve at the discretion of our Board. Set forth below is information, as of the date of this Form 10-K, regarding our current executive officers:

	September 30,	September 30,
Name	Age	Position
David T. Hamamoto(1)	52	Chairman and Chief Executive Officer
Daniel R. Gilbert	42	President and Chief Investment Officer
Debra A. Hess	47	Chief Financial Officer and Treasurer
Albert Tylis	38	Chief Operating Officer
Ronald J. Lieberman	42	General Counsel and Secretary

(1)	Biographical information is provided above under “Current Directors.”

Daniel R. Gilbert. Daniel R. Gilbert has been our Chief Investment Officer since inception and our President since March 2011. Mr. Gilbert has served as Co-President of our Sponsor since April 2011, Chief Investment Officer of our Sponsor since January 2009 and as an Executive Vice President of our Sponsor since its initial public offering in October 2004 until April 2011. From October 2010 until March 2012, Mr. Gilbert also served as Chief Investment Officer of NorthStar Senior Care Trust, Inc., or NorthStar Senior Care, and its advisor and has served as Chief Executive Officer of NorthStar Senior Care since April 2011.

Mr. Gilbert, together with Mr. Tylis, is primarily responsible for the strategic management of our Sponsor, NorthStar Senior Care and us, with a focus on our investment, asset management and our dealer manager activities. From July 2004 until October 2004, Mr. Gilbert served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital, which included responsibility for the oversight of NorthStar Funding, LLC, a joint venture with a single institutional investor organized for the purpose of making investments in real estate-related mezzanine debt. From September 1994 to June 2004, Mr. Gilbert held a number of positions with Merrill Lynch & Co., or Merrill Lynch, in its Global Principal Investments and Commercial Real Estate Department. At Merrill Lynch, he was responsible for making principal investments in real estate opportunity funds, mortgage loans, subordinated notes, mezzanine loans, preferred equity, distressed debt and related commercial mortgage-backed securities. Prior to joining Merrill Lynch, he held accounting and legal related positions at Prudential Securities Incorporated between October 1991 and June 1994. Mr. Gilbert received a Bachelor of Arts from Union College in Schenectady, New York.

Debra A. Hess. Debra A. Hess has been our Chief Financial Officer and Treasurer since October 2011. Ms. Hess has served as Chief Financial Officer of our Sponsor since July 2011. Ms. Hess most recently served as Chief Financial Officer and Chief Compliance Officer for H/2 Capital Partners, where she was employed from August 2008 to June 2011. From March 2003 to July 2008, Ms. Hess was a Managing Director at Fortress Investment Group, where she also served as Chief Financial Officer of Newcastle Investment Corp., a Fortress portfolio company and a NYSE-listed alternative investment manager. From 1993 to 2003, Ms. Hess served in various positions at Goldman Sachs, including as a Vice President in Goldman Sachs’s Principal Finance Group and as a Manager of Financing Reporting in Goldman Sachs’s Finance Division. Prior to 1993, Ms. Hess was employed by Chemical Banking Corporation in the corporate credit policy group and by Arthur Andersen & Company as a supervisory senior auditor. Ms. Hess holds a Bachelor of Science in Accounting from the University of Connecticut in Storrs, Connecticut and a Master of Business Administration in Finance from New York University in New York, New York.

Ronald J. Lieberman. Ronald J. Lieberman has been our General Counsel and Secretary since October 2011. Mr. Lieberman has served as General Counsel and Assistant Secretary of our Sponsor since April 2011. Mr. Lieberman also has served as General Counsel and Secretary of NorthStar Senior Care since April 2011. Prior to joining our Sponsor, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams LLP from September 2000 until March 2011 where he advised numerous REITs, including mortgage REITs, and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters. Prior to joining Hunton & Williams LLP, Mr. Lieberman was the Associate General Counsel at Entrade, Inc., during which time Entrade, Inc. was a public company listed on the NYSE. Mr. Lieberman began his legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman holds a Bachelor of Arts, Master of Business Administration and Juris Doctor, each from the University of Michigan in Ann Arbor, Michigan.

Albert Tylis. Albert Tylis is our Chief Operating Officer. Mr. Tylis has served as the Co-President of our Sponsor since April 2011, the Chief Operating Officer of our Sponsor since January 2010 and the Secretary of our Sponsor since January 2007. Mr. Tylis has also served as General Counsel of our Sponsor from April 2006 to April 2011 and as one of our Sponsor’s Executive Vice Presidents from January 2007 to April 2011. In addition, Mr. Tylis has served as General Counsel and Secretary of NorthStar Senior Care from October 2010 until April 2011 and, in April 2011, Mr. Tylis began serving as Chairman of NorthStar Senior Care. Mr. Tylis, together with Mr. Gilbert, is primarily responsible for the strategic management of our Sponsor, NorthStar Senior Care and us, with a focus on the real estate securities investment activities of our Sponsor, NorthStar Senior Care and us. Prior to joining our Sponsor in August 2005, Mr. Tylis was the Director of Corporate Finance and General Counsel of ASA Institute and from September 1999 through February 2005, Mr. Tylis was a senior attorney at the law firm of Bryan Cave LLP, where he was a member of the Corporate Finance and Securities Group, the Transactions Group, the Banking, Business and Public Finance Group, and supported the firm’s Real Estate Group. Mr. Tylis holds a Bachelor of Science from the University of Massachusetts at Amherst and a Juris Doctor from Suffolk University Law School in Boston, Massachusetts.

Corporate Governance Profile

We are committed to good corporate governance practices and, as such, we have adopted our formal code of ethics discussed below to enhance our effectiveness.

Code of Ethics

We have adopted a code of ethics relating to the conduct of our business by our Chief Executive Officer, Chief Financial Officer, Treasurer and other Senior Financial Officers and Board. We intend to maintain high standards of honest and ethical business practices and compliance with all laws and regulations applicable to our business. Specifically, among other things, our code of ethics prohibits providing gifts, meals or anything of value to government officials or employees or members of their families without prior approval from the General Counsel. Our code of ethics is available on our website at www.northstarreit.com under the heading “Investor Relations — Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income Trust, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel. Within the time period required by the rules of the SEC, we will post on our website any amendment to, or waiver from, our code of ethics.

Our Audit Committee

Our Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee’s primary function is to assist our Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process.

Our Audit Committee acts under a written charter adopted by our Board that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under our Audit Committee charter, our Audit Committee will always be comprised solely of independent directors. A copy of our Audit Committee charter is available on our website at www.northstarreit.com under the heading “Investor Relations — Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income Trust, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Our Audit Committee held six meetings in 2011. Each director then serving attended at least 75% of the aggregate number of meetings of our Audit Committee. Our Board has determined that each member of our Audit Committee is independent within the meaning of the applicable SEC rules. Even though our shares are not listed on the NYSE, our Board has also determined that all of the independent members of our Board are independent under the NYSE rules. The members of our Audit Committee are Messrs. Albro, Schoenherr and Smith. Our Board has determined that director Mr. Smith, who chairs our Audit Committee, is an “audit committee financial expert,” as that term is defined by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2011 pursuant to Section 16(a).

Item 11. Executive Compensation

We currently have no employees. Our day-to-day management functions are performed by our Advisor and related affiliates. Our executive officers are all employees of our Sponsor or its affiliates and are utilized by our Advisor to provide management, acquisition, advisory and certain administrative services for us. We do not pay any of these individuals for serving in their respective positions. See “Certain Relationships and Related Transactions” below for a discussion of fees paid to our Advisor and other affiliated companies.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.

Director Compensation

Independent Directors

Each of our independent directors is paid an annual director’s fee of $65,000. The independent director who serves as our Audit Committee chairperson is paid an additional fee of $10,000 per year. Directors who are our officers, including the chairman of our Board, do not receive compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board.

Pursuant to the independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan, we automatically granted to each of our independent directors 5,000 shares of restricted common stock in connection with the commencement of our Offering. We will also automatically grant to any person who becomes an independent director 5,000 shares of restricted common stock on the date such independent director is appointed or elected to our Board. In addition, on the date following an independent director’s re-election to our Board, he or she will receive 2,500 shares of restricted stock. In 2011, each independent director received 2,500 shares of restricted common stock when they were re-elected to our Board. The restricted stock will generally vest quarterly over four years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control. We reserve the right to modify the nature of the equity grant to our directors from restricted stock to other forms of stock-based incentive awards, such as units in our operating partnership structured as profit interests.

Director Compensation for 2011

The following table provides information concerning the compensation of our independent directors for 2011.

	September 30,	September 30,	September 30,
Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Jonathan T. Albro	$65,000	$22,500	$87,500
Charles W. Schoenherr	65,000	22,500	87,500
Jack F. Smith	75,000	22,500	97,500

Total	$205,000	$67,500	$272,500

(1)	Amounts include annual cash retainers.
(2)

On June 7, 2011, each of our independent directors received 2,500 shares of restricted stock, which vest quarterly over a four-year period beginning on such date. As of December 31, 2011, each of our independent directors held 1,875 vested shares and 5,625 unvested shares of restricted stock.

In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2012, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, in each case, based solely on, and as of the date of, such person’s filing of a Schedule 13D or Schedule 13G with the SEC. As of February 28, 2012, there were no beneficial owners of more than 5% of our outstanding common stock. The percentages of common stock beneficially owned are based on 20,584,842 shares of our common stock outstanding as of February 28, 2012.

	September 30,	September 30,
Name and Address of Beneficial Owner (1)(2)	Amount	Percentage
Directors and Executive Officers
David T. Hamamoto	—	—
Daniel R. Gilbert	—	—
Debra A. Hess	—	—
Albert Tylis	—	—
Ronald J. Lieberman	—	—
Jonathan T. Albro (3) (4)	7,500	—
Charles W. Schoenherr (3) (4)	7,500	—
Jack F. Smith (3) (4)	7,500	—

All directors and officers as a group	22,500	—

(1)

Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares (i) “voting power,” which includes the power to vote or to direct the voting of such security; or (ii) “investment power,” which includes the power to dispose of or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	The address of each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022.
(3)

Includes 5,000 shares of restricted stock that were granted under our independent director stock plan in connection with the commencement of our Offering and 2,500 shares of restricted stock that were granted when re-elected to our Board on June 7, 2011.

(4)	Percentage of ownership is less than 1%.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to “Note 9. Equity-Based Compensation” of Item 8. “Financial Statements and Supplementary Data” for additional information surrounding our equity compensation plans.

	September 30,	September 30,	September 30,
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders (1)	—	—	1,977,500
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A

Total	—	—	1,977,500

(1)

NorthStar Real Estate Income Trust, Inc. Long-Term Incentive Plan. The maximum allowed to be issued under the Long-Term Incentive Plan is 10% of the outstanding shares of the Company’s common stock on the date of the grant.

Item 13. Certain Relationships and Related Transactions and Directors Independence

The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2011 and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Ownership Interests

On February 4, 2009, NRF Sub-REIT Corp., a wholly-owned subsidiary of our Sponsor, purchased 24,039 shares of common stock for an aggregate of $200,004 and was admitted as our initial stockholder. On March 17, 2010, we formed our operating partnership. On March 17, 2010, we, our Advisor and the Special Unit Holder, an affiliate of our Advisor, made initial capital contributions to our operating partnership of $200,004, $1,000 and $1,000, respectively. We used the proceeds from our sale of stock to our initial stockholder to make our capital contribution to our operating partnership.

The Special Unit Holder’s ownership interest in our operating partnership entitles it to a subordinated participation interest in addition to its right to subordinated participation with other limited partners in distributions to limited partners. The subordinated participation interest entitles our Advisor to receive a cash distribution in the event of: (i) the listing of our common stock on a national securities exchange; or (ii) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that the Special Unit Holder would have been entitled to receive had our operating partnership disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption, provided that our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8% cumulative, non-compounded annual pre-tax return on such invested capital. If the event triggering the redemption is: (i) a listing of our shares on a national securities exchange, the enterprise valuation will be calculated based on the average share price of our shares for a specified period; or (ii) an underwritten public offering, the enterprise value will be based on the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event is the termination or non-renewal of the advisory agreement other than for cause, the enterprise valuation will be calculated based on an appraisal of our assets.

To date, we have not paid any distributions to our Advisor pursuant to its subordinated participation interest.

Pursuant to a distribution support agreement, in certain circumstances where our distributions exceed our MFFO, our Sponsor has agreed to purchase up to $10,000,000 of shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders. As of December 31, 2011, our Sponsor has purchased $2.3 million of shares of our common stock under such agreement.

Advisor

Our Advisor provides management, acquisition, advisory and certain administrative services for us, subject to oversight by our Board. Our Advisor was formed on January 26, 2009 and is a wholly-owned subsidiary of our Sponsor. All of our officers are officers of our Advisor and our Sponsor.

We pay our Advisor the following pursuant to an advisory agreement:

•

We pay our Advisor monthly asset management fees equal to one-twelfth of 1.25% of the sum of the cost of all investments made and of our investments in joint ventures, including acquisition fees, acquisition and origination expenses and any debt attributable to such investments, less any principal repaid by borrowers on our debt investments (or our proportionate share thereof in the case of debt investments made through joint ventures). For the year ended December 31, 2011, we incurred and paid $265,403 of asset management fees to our Advisor.

•

We pay our Advisor an acquisition fee of 1% of the amount funded by us to acquire or originate commercial real estate loans or the amount invested in the case of other real estate investments including any acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2011, we incurred $728,074 in acquisition fees to our Advisor, of which $631,224 was paid during 2011.

•

We reimburse organization and offering costs up to 15% of the gross proceeds from our Primary Offering (not to exceed actual expenses incurred by our Advisor), which include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our Offering, including our legal, accounting, printing, mailing and filing fees, charges of our escrow agent and transfer agent, charges of our Advisor for administrative services related to our formation and our Offering, reimbursement of bona fide due diligence expenses of broker-dealers, reimbursement of our Advisor for costs in connection with preparing supplemental sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with our Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers. As of December 31, 2011, our Advisor incurred $3,444,788 of organization and offering costs on our behalf and we have reimbursed our Advisor $945,195 of such costs.

•

We reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to the us, subject to the limitation that the we will not reimburse the our Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of its average invested assets or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly and true-up the calculation at the end of the twelve month period. For the four consecutive fiscal quarters ended December 31, 2011, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 119% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. As of December 31, 2011, our Advisor incurred operating expenses of $2,172,351 on our behalf and we have reimbursed our Advisor $418,000 of such costs.

•

We reimburse our Advisor for acquisition expenses actually incurred in connection with the selection, acquisition or origination of an investment, whether or not we ultimately acquire or originate the investment. As of December 31, 2011, our Advisor had not incurred any acquisition expenses on our behalf.

The aggregate amount of advisory fees paid to our Advisor for the year ended December 31, 2011 was $896,627. The aggregate amount of other fees paid to our Advisor for the year ended December 31, 2011 was $1,363,195.

Our average invested assets for any specified period are equal to the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests in real estate and loans before reserves for depreciation or loan losses or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period. Our net income for any specified period is equal to our total revenues applicable to such period, less the total expenses applicable to such period excluding additions to reserves for depreciation, loan losses or other similar non-cash reserves; provided, however, net income for purposes of calculating total operating expenses pursuant to the 2%/25% Guidelines shall exclude the gain from the sale of our assets.

Within 60 days after the end of any expense year for which total operating expenses exceed the 2%/25% Guidelines, we will send our stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. During the year ended December 31, 2011, our operating expenses, including general and administrative expenses incurred on our behalf, did not exceed the 2%/25% Guidelines.

Dealer Manager

The dealer manager for our Offering of common stock is NorthStar Realty Securities, LLC, or our Dealer Manager, a wholly-owned subsidiary of our Sponsor. Our Dealer Manager is a licensed broker-dealer registered with FINRA.

As the dealer manager for our Offering, our Dealer Manager is entitled to certain dealer manager fees, selling commissions and reimbursements relating to our Offering. Our dealer manager agreement with our Dealer Manager provides for the following compensation:

•

Selling Commissions—7% of gross proceeds from the sale of our shares in the Primary Offering, all of which are reallowed to participating broker-dealers. For the year ended December 31, 2011, we incurred selling commissions of $8,349,565 to our Dealer Manager, all of which has been reallowed to third parties.

•

Dealer Manager Fee—3% of gross proceeds from the sale of our shares in the Primary Offering, a portion of which may be reallowed to participating broker-dealers. For the year ended December 31, 2011, we incurred dealer manager fees of $3,674,212 to our Dealer Manager.

Borrowing Policies

We may not make any loans to our Sponsor, directors, our Advisor or any of their affiliates nor may we borrow money from our Sponsor, directors, our Advisor or any of their affiliates.

Policies Governing Related Person Transactions

In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsor, our Advisor, our directors or their respective affiliates. The types of transactions covered by these policies include the compensation paid to our Advisor, decisions to renew our advisory agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsor, Advisor or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants and repurchase of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.

In addition to the provisions in our charter restricting related-party transactions, our Board has adopted the following policies prohibiting us from entering into certain types of transactions with our directors, our Advisor, our Sponsor or any of their affiliates in order to further reduce the potential for conflicts inherent in transactions with affiliates. Pursuant to these conflicts of interest policies, we will not sell or lease any investments to, or acquire or lease any investments from, our directors, our Advisor, our sponsor or any of their affiliates. We may, however, purchase an investment from our sponsor or its affiliate in the event that our Sponsor or its affiliate initially acquires an investment that is suitable for us at a time when we are unable to do so, with the intention of providing us the opportunity to acquire the investment at a later date when we are able to acquire the investment. As required by our charter, we will not purchase investments from our Sponsor or its affiliate in these circumstances without a determination by a majority of our Board (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our Sponsor or its affiliate. In addition, pursuant to these conflicts of interest policies, we will neither make any loans to our directors, our Sponsor, our Advisor or any of their affiliates nor borrow money from our directors, our Sponsor, our Advisor or any of their affiliates. We will not amend these policies unless a majority of our Board (including a majority of the independent directors) approves the amendment following a determination that the amendment is in the best interests of our stockholders.

We have also adopted a code of ethics that applies to each of our officers and directors and each of the officers, managers, principals and real estate professionals of our Sponsor and our Advisor, whom we refer to as covered persons. Our code of ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Sponsor, our Advisor and their affiliates. Our Audit Committee shall have the sole discretion to approve any deviation or waiver from or amendments to this Code and any such waiver must be promptly disclosed to stockholders. A copy of our code of ethics is available on our website at www.northstarreit.com under the heading “Investor Relations — Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Real Estate Income Trust, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Director Independence

Although our shares are not listed on the NYSE or any other national securities exchange, our Board has affirmatively determined at a meeting held on February 29, 2012, that all of the members of our Board, except Mr. Hamamoto, were independent under the NYSE rules. In determining director independence, our Board reviewed, among other things, whether any transactions or relationships exist currently or, existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, our Board reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. Our Board also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.

In addition, we have determined that all of the members of our Board, except David T. Hamamoto, are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, which we refer to as the NASAA Guidelines. Our charter is available on our website at www.northstarreit.com under the heading “Investor Relations — Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Aggregate fees for professional services rendered for us by Grant Thornton LLP for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009 were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,		Period from January 26, 2009 (inception) to
Type of Fee	2011	2010	December 31, 2009
Audit	$206,150	$159,600	$130,750
Audit-related	—	—	—
Tax	—	—	—
Other	—	—	—

Total	$206,150	$159,600	$130,750

Fees for audit services for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009 include fees associated with the annual audits for such years, including the quarterly review of the Form 10-Qs for the three month periods ended March 31, June 30 and September 30, the examination of our Annual Report on Form 10-K and for other attest services, including issuance of consents and review of our registration statements on Form S-11 and other documents filed by us with the SEC.

Audit Committee Pre-Approval Policy

In accordance with applicable laws and regulations, our Audit Committee reviews and pre-approves any audit and non-audit services to be performed by Grant Thornton LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Our Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. The Audit Committee approved all of the services listed in the table above. In some cases our Audit Committee pre-approves the provision of a particular category or group of services for up to a year, subject to a specified budget.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009
Consolidated Statements of Equity for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009

Notes to the Consolidated Financial Statements

Schedule IV—Mortgage Loans on Real Estate as of December 31, 2011

(a)3. Exhibit Index:

Exhibit Number	Description
3.1	Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2	Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

4.2

Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.2 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.1	Escrow Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.2

Advisory Agreement dated as of March 17, 201, by and among NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.3

Limited Partnership Agreement of NorthStar Real Estate Income Trust Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.4

NorthStar Real Estate Income Trust, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.5

NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.6

Amendment to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 26, 2010 and incorporated herein by reference)

10.7

Second Amended and Restated Distribution Support Agreement dated as of August 11, 2011, by and between NorthStar Real Estate Income Trust, Inc. and NorthStar Realty Finance Corp. (filed as Exhibit 10.7 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.8

Form of Indemnification Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.9

Agreement and Plan of Merger Between NorthStar Real Estate Income Trust, Inc. and NorthStar Income Opportunity REIT I, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2010 and incorporated herein by reference)

10.10

Amendment No. 1 to Advisory Agreement, dated February 24, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp (filed as Exhibit 10.1 to the Company’s Current Report on form 8-K filed on March 2, 2011 and incorporated herein by reference)

10.11

Amendment No. 2 to Advisory Agreement dated November 8, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.12 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.12

Amendment No. 2 to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.13 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333- 157688) and incorporated herein by reference)

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

101**

The following materials from the NorthStar Real Estate Income Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009; (iv) Consolidated Statements of Equity for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from January 26, 2009 (inception) to December 31, 2009; and (vi) Notes to Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 2, 2012.

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

Signature	Title	Date

/s/ DAVID T. HAMAMOTO	Chairman and Chief Executive Officer	March 2, 2012
David T. Hamamoto	(Principal Executive Officer)

/s/ DEBRA A. HESS	Chief Financial Officer and Treasurer	March 2, 2012
Debra A. Hess	(Principal Financial Officer and Principal Accounting Officer)

/s/ JONATHAN ALBRO	Director	March 2, 2012
Jonathan Albro

/s/ CHARLES W. SCHOENHERR	Director	March 2, 2012
Charles W. Schoenherr

/s/ JACK F. SMITH, JR.	Director	March 2, 2012
Jack F. Smith, Jr.

SUPPLEMENTAL INFORMATION

We will furnish our definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of the Company to our stockholders after the filing of this Form 10-K and will furnish copies of such material to the SEC at such time.