Form 10-Q
period 2012-03-31
NorthStar Real Estate Income Trust, Inc.
filed 2012-05-15
CIK 1455650

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number: 000-54671

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-4141646 (IRS Employer Identification No.)

399 Park Avenue, 18th Floor New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600
(Registrant's Telephone Number, Including Area Code)

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

        The Company has one class of common stock, par value $0.01 per share, 28,008,126 shares outstanding as of May 14, 2012.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
QUARTERLY REPORT
For the Three Months Ended March 31, 2012

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "estimate," "believe," "could," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs and the effects of our current strategies. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. These factors include, but are not limited to:

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

  •
  any failure in our advisor's due diligence to identify all relevant facts in our underwriting process or otherwise;

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

  •
  changes in laws or regulations governing various aspects of our business and non-traded REITs generally;

  •
  the loss of our exemption from the definition of "investment company" under the Investment Company Act of 1940, as amended;

  •
  the effectiveness of our risk management systems;

  •
  failure to maintain effective internal controls;

  •
  compliance with the rules governing REITs;

  •
  the risk factor described in Part II, Item 1A of this Quarterly Report on Form 10-Q; and

  •
  the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading "Risk Factors."

        The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. The factors set forth in these Risk Factor sections could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Cash	$93,497,556	$53,859,334
Restricted cash	16,589,333	6,699,481
Real estate securities, available for sale	35,705,843	34,745,604
Real estate debt investments, net (see Note 7)	98,488,529	72,937,316
Interest receivable	737,967	323,782
Subscriptions receivable, net	1,050,315	763,895
Deferred financing costs, net	584,463	35,636

Total assets	$246,654,006	$169,365,048

Liabilities
Borrowings	$24,061,212	$24,061,212
Accounts payable and accrued expenses (see Note 7)	1,374,685	1,701,514
Escrow deposits payable	16,589,333	6,699,481
Distribution payable	1,502,382	996,287

Total liabilities	43,527,612	33,458,494
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders' Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 23,575,483 and 15,846,892 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	235,755	158,468
Additional paid-in capital	207,535,585	138,967,790
Retained earnings (accumulated deficit)	(5,188,244)	(3,317,122)
Accumulated other comprehensive income (loss)	538,873	93,071

Total NorthStar Real Estate Income Trust, Inc. stockholders' equity	203,121,969	135,902,207
Non-controlling interests	4,425	4,347

Total equity	203,126,394	135,906,554

Total liabilities and equity	$246,654,006	$169,365,048

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Interest income	$2,563,720	$373,466

Total revenues	2,563,720	373,466
Expenses
Interest expense	250,367	222,569
Advisory fees—related party	306,675	17,582
Auditing and professional fees	84,014	46,763
General and administrative expenses	415,482	185,103

Total expenses	1,056,538	472,017
Income (loss) from operations	1,507,182	(98,551)
Unrealized gains (losses) on investments and other	502,068	(4,407)

Net income (loss)	2,009,250	(102,958)
Less: net income (loss) attributable to non-controlling interests	64	(16)

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$2,009,186	$(102,942)

Net income (loss) per share of common stock, basic / diluted	$0.10	$(0.03)

Weighted average number of shares of common stock outstanding	19,551,447	3,494,499
Distributions declared per share of common stock	$0.20	$0.20

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$2,009,250	$(102,958)
Other comprehensive income:
Unrealized gain (loss) on real estate securities, available for sale	445,816	—

Total other comprehensive income (loss)	445,816	—
Comprehensive income (loss)	2,455,066	(102,958)
Less:
Net income (loss) attributable to non-controlling interests	64	(16)
Other comprehensive income (loss) attributable to non-controlling interests	14	—

Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$2,454,988	$(102,942)

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity
			Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$740,547	$—	$27,548,019	$4,234	$27,552,253

Proceeds from issuance of common stock	12,507,536	125,075	124,466,585	—	—	124,591,660	—	124,591,660
Proceeds from DRP	153,190	1,532	1,453,776	—	—	1,455,308	—	1,455,308
Cost of capital	—	—	(13,623,971)	—	—	(13,623,971)	—	(13,623,971)
Shares redeemed for cash	(14,748)	(148)	(147,332)	—	—	(147,480)	—	(147,480)
Issuance and amortization of equity-based compensation	7,500	75	43,194	—	—	43,269	—	43,269
Other comprehensive income (loss)	—	—	—	—	93,071	93,071	10	93,081
Distributions declared	—	—	—	(5,655,686)	—	(5,655,686)	—	(5,655,686)
Net income (loss)	—	—	—	1,598,017	—	1,598,017	103	1,598,120

Balance, December 31, 2011	15,846,892	$158,468	$138,967,790	$(3,317,122)	$93,071	$135,902,207	$4,347	$135,906,554

Proceeds from issuance of common stock (see Note 7)	7,613,351	76,134	75,843,108	—	—	75,919,242	—	75,919,242
Proceeds from DRP	133,167	1,332	1,263,753	—	—	1,265,085	—	1,265,085
Cost of capital (see Note 7)	—	—	(8,386,076)	—	—	(8,386,076)	—	(8,386,076)
Shares redeemed for cash	(17,927)	(179)	(165,646)	—	—	(165,825)	—	(165,825)
Amortization of equity-based compensation	—	—	12,656	—	—	12,656	—	12,656
Other comprehensive income (loss)	—	—	—	—	445,802	445,802	14	445,816
Distributions declared	—	—	—	(3,880,308)	—	(3,880,308)	—	(3,880,308)
Net income (loss)	—	—	—	2,009,186	—	2,009,186	64	2,009,250

Balance, March 31, 2012 (unaudited)	23,575,483	$235,755	$207,535,585	$(5,188,244)	$538,873	$203,121,969	$4,425	$203,126,394

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,009,250	$(102,958)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and fees on investments	8,960	31,925
Amortization of deferred financing costs	28,003	2,648
Interest accretion on investments	(22,528)	—
Unrealized (gains) losses on investments and other	(502,068)	4,407
Equity-based compensation	12,656	8,439
Changes in assets and liabilities:
Interest receivable	(414,185)	(2,927)
Accounts payable and accrued expenses	250,409	200,198

Net cash provided by (used in) operating activities	1,370,497	141,732
Cash flows from investing activities:
Origination of real estate debt investments	(25,550,000)	(4,750,000)

Net cash provided by (used in) investing activities	(25,550,000)	(4,750,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	74,541,522	9,457,057
Proceeds from issuance of common stock, related party	1,053,495	390,953
Proceeds from DRP	1,265,085	140,470
Redemption of common stock	(165,825)	(147,480)
Cost of capital (see Note 7)	(8,925,508)	(950,167)
Distributions paid on common stock	(3,374,214)	(638,608)
Payment of deferred financing costs	(576,830)	—

Net cash provided by (used in) financing activities	63,817,725	8,252,225
Net increase (decrease) in cash	39,638,222	3,643,957
Cash—beginning of period	53,859,334	20,404,832

Cash—end of period	$93,497,556	$24,048,789

Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$16,589,333	$—
Distribution payable	1,502,382	258,684
Accrued cost of capital (see Note 7)	476,292	49,117
Subscriptions receivable, gross	1,166,245	125,000

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation and Organization

        NorthStar Real Estate Income Trust, Inc. (the "Company") was formed on January 26, 2009 and elected to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2010. The Company was organized primarily to originate, acquire and asset manage portfolios of commercial real estate ("CRE") debt, CRE securities and select CRE equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans. CRE securities will primarily consist of commercial mortgage-backed securities ("CMBS") and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the "Advisor") and has no employees. The Advisor uses the real estate and debt finance professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the Company's business. The Sponsor is a real estate finance company publicly traded on the New York Stock Exchange and was formed in October 2003.

        Substantially all of the Company's business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company's operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2012 and December 31, 2011. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.

        The Company's charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share. The Company's board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On February 19, 2009, the Company was initially capitalized through the sale of 24,039 shares of common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of the Sponsor, for $200,004.

        On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares can be offered pursuant to the Company's primary offering (the "Primary Offering"), and 10,526,315 shares can be offered pursuant to the Company's distribution reinvestment plan (the "DRP"), and are herein collectively referred to as the Offering. The SEC declared the Company's registration statement effective on July 19, 2010 and the Company retained NorthStar Realty Securities, LLC (the "Dealer Manager"), formerly known as NRF Capital Markets, LLC and a wholly-owned subsidiary of the Sponsor, to serve as the dealer manager of the Primary Offering. The Dealer Manager is responsible for marketing the Company's shares being offered pursuant to the Primary Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of CRE debt, CRE securities and select CRE equity investments.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Formation and Organization (Continued)

        From inception through March 31, 2012, the Company has raised gross proceeds of $232.8 million from the Offering, including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc. completed on October 18, 2010 as a reverse merger and recapitalization (the "Merger Transaction").

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC.

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

Reclassifications

        During the fourth quarter 2011, the Company capitalized fees incurred to its Advisor in connection with the origination of CRE debt investments in accordance with accounting standards for loan originations. The deferred CRE debt investment origination costs are amortized as an adjustment to yield using the effective interest method. Such fees were previously expensed. The Company's consolidated financial statements contain immaterial reclassifications of prior period amounts to conform with such presentation.

Variable Interest Entities

        A variable interest entity ("VIE") is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and its quantitative analysis on the forecasted cash flows of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

        A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls such entity's significant decisions. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE's purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

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

Real Estate Debt Investments

        CRE debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of March 31, 2012, the Company did not have any impaired CRE debt investments.

Real Estate Securities

        All of the Company's CRE securities are classified as available for sale on the acquisition date, which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the Company's consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in the Company's consolidated statements of operations.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Real Estate Debt Investments

        Interest income is recognized on an accrual basis and any related discount, premium, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the Company's consolidated statements of operations.

Real Estate Securities

        Interest income is recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Changes to expected cash flows may result in a change to the yield which is then used prospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of March 31, 2012, the Company did not have any impaired CRE debt investments.

        Income recognition is suspended for the loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        CRE securities for which the fair value option is not elected are periodically evaluated for other-than-temporary impairment ("OTTI"). CRE securities for which the fair value option was elected are not evaluated for OTTI as changes in fair value are recorded in the Company's consolidated statements of operations. Realized losses on such securities are reclassified to realized gains (losses) on investments and other as losses occur.

Comprehensive Income (Loss)

        The Company reports consolidated statements of comprehensive income (loss) in separate statements consecutive to the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) ("OCI"). The Company's principal component of OCI is unrealized gain (loss) on CRE securities for which the fair value option of accounting was not elected.

Recently Issued Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective in the first interim or annual period beginning after December 15, 2011. The Company adopted this accounting update in the first quarter 2012 and the required disclosures have been incorporated into Note 3 of the consolidated financial statements. The adoption did not have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of other comprehensive income immediately following the statement of operations. The update does not change the components of other comprehensive income that must be reported but it eliminates the option to present other comprehensive income on the statement of equity. In December 2011, the FASB issued an accounting update to defer the requirement to present the reclassification adjustments to OCI by component and are currently redeliberating this requirement. The remaining requirements of the accounting update are effective for the Company the first quarter of 2012 and should be applied retrospectively to all periods reported after the effective date. There is no impact on the Company's consolidated financial statements as the Company currently complies with the update.

3. Fair Value

Fair Value Measurement

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

3. Fair Value (Continued)

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

Real Estate Securities

        CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy.

Fair Value Hierarchy

        Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate securities:
CMBS	$—	$35,705,843	$—	$35,705,843	$—	$34,745,604	$—	$34,745,604

        At March 31, 2012 and December 31, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

Fair Value Option

        The Company will generally not elect the fair value option of accounting for its financial assets and liabilities. However, the Company may elect to apply the fair value option of accounting to certain of its CRE security investments. As of March 31, 2012 and December 31, 2011, the fair value option of accounting was elected for two CRE securities assumed as a result of the Merger Transaction.

        Changes in fair value for assets and liabilities for which the election is made will be recognized in income as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

        The following table sets forth fair value of the Company's financial instruments for which the fair value option was elected and the aggregate contractual amounts of those CRE securities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Real estate securities:(1)
CMBS, at fair value	$32,334,915	$31,866,439
CMBS, contractual amount due upon maturity	28,856,000	28,856,000

Difference	$3,478,915	$3,010,439

(1)
Excludes one security with a principal amount of $4.0 million for which the fair value option was not elected.

        For the three months ended March 31, 2012 and 2011, the Company recorded changes in fair value of $502,068 and ($4,407), respectively, for financial assets for which the fair value option was elected. These amounts are recorded as unrealized gains (losses) on investments and other in the Company's consolidated statements of operations.

Fair Value of Financial Instruments

        In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosures of estimated fair value of financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

        The following table shows the principal amount, carrying value and fair value for the Company's financial assets and liabilities at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$32,856,000	$35,705,843	$35,705,843	$32,856,000	$34,745,604	$34,745,604
Real estate debt investments, net	98,379,928	98,488,529	98,379,928	72,807,400	72,937,316	72,807,400
Financial liabilities:(1)
Borrowings	$24,061,212	$24,061,212	$25,418,594	$24,061,212	$24,061,212	$25,451,764

(1)
The fair value of other financial instruments not included in this table are estimated to approximate their carrying amounts.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Real Estate Debt Investments

        For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might require to purchase such investment. Prices were calculated assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. Fair value of CRE debt investments are generally based on unobservable inputs and are therefore classified as Level 3 of the fair value hierarchy.

Borrowings

        The estimated fair value is based on interest rates available for issuance of debt with similar terms and remaining maturities. These measurements are based on observable inputs and are classified as Level 2 of the fair value hierarchy.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Real Estate Securities

        CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following is a summary of the Company's CRE securities as of March 31, 2012 and December 31, 2011:

						Weighted Average
				Cumulative Unrealized Gain (Loss) on Investments
	Number	Principal Amount	Amortized Cost		Fair Value	Coupon(1)	Current Yield	Yield to Maturity(2)
CMBS:
March 31, 2012	3	$32,856,000	$32,208,008	$3,497,835	$35,705,843	5.53%	8.94%	12.62%
December 31, 2011	3	$32,856,000	$32,195,653	$2,549,951	$34,745,604	5.53%	8.94%	12.33%

(1)
All CMBS are fixed rate.

(2)
Represents the leveraged yield based on cash flows through expected repayment/sale dates.

        For the three months ended March 31, 2012, the Company had an unrealized gain of $445,816 on one CRE security that is recorded in OCI. For the three months ended March 31, 2011, the Company did not have any unrealized gains (losses) recorded in OCI. As of March 31, 2012, the Company had an unrealized gain of $538,897 on one CRE security that is recorded in accumulated OCI.

        At March 31, 2012, the contractual maturities of the CRE securities averaged 33 years with a weighted average expected life of 3.8 years.

5. Real Estate Debt Investments

        The following is a summary of the Company's CRE debt investments, all of which have been directly originated by the Company, as of March 31, 2012:

				Weighted Average
								Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value	Spread over LIBOR(1)	Current Yield	Yield to Maturity(2)	Initial Maturity
Asset Type:
First mortgage loans	7	$93,857,400	$93,966,001	5.20%	8.61%	9.38%	Oct-14	100.0%
Mezzanine loans	1	4,522,528	4,522,528	10.00%	15.15%	16.24%	Dec-16	100.0%

Total/Weighted average	8	$98,379,928	$98,488,529	5.42%	8.90%	9.70%	Dec-14	100.0%

(1)
All loans are subject to a fixed minimum LIBOR rate ("LIBOR floor"). At March 31, 2012, the weighted average LIBOR floor for all loans was 3.41%.

(2)
Based on initial maturity and fees received or expected to be received from the Company's borrowers and excludes any fees paid or expected to be paid to the Company's Advisor.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

        The following is a summary of the Company's CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2011:

				Weighted Average
	Number	Principal Amount	Carrying Value	Spread over LIBOR(1)	Current Yield	Yield to Maturity(2)	Initial Maturity	Floating Rate as % of Principal Amount
Asset Type:
First mortgage loans	5	$68,307,400	$68,436,947	4.95%	8.28%	8.96%	Sep-14	100.0%
Mezzanine loans	1	4,500,000	4,500,369	10.00%	15.15%	16.15%	Dec-16	100.0%

Total/Weighted average	6	$72,807,400	$72,937,316	5.26%	8.70%	9.41%	Nov-14	100.0%

(1)
All loans are subject to a LIBOR floor. At December 31, 2011, the weighted average LIBOR floor for all loans was 3.37%.

(2)
Based on initial maturity and fees received or expected to be received from the Company's borrowers and excludes any fees paid or expected to be paid to the Company's Advisor.

        Maturities of principal amount of CRE debt investments at March 31, 2012 are as follows:

	Initial Maturity	Maturity Including Extensions(1)
Years Ending December 31:
2012	$—	$—
2013	—	—
2014	68,307,400	—
2015	25,550,000	—
2016	4,522,528	68,307,400
Thereafter	—	30,072,528

Total	$98,379,928	$98,379,928

(1)
Maturity Including Extensions assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

Credit Quality Monitoring

        The Company's CRE debt investments are typically first mortgage loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its debt investments principally based upon whether the borrower is currently paying contractual debt service and/or whether the Company believes it will be able to do so in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity. Those debt investments for which the Company expects to receive full payment of

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

contractual principal and interest payments are categorized as "performing." The Company will group weaker credit quality debt investments that are currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called "performing with a loan loss reserve." The Company's weakest credit quality debt investments are non-performing loans ("NPL"). The Company categorizes debt investments as a NPL if it is in maturity default and/or is past due at least 90 days on its contractual debt service payments.

        As of March 31, 2012, all of the Company's CRE debt investments were performing in accordance with the terms of the loan agreements and were categorized as performing loans. For the three months ended March 31, 2012, four CRE debt investments contributed more than 10% of total revenue. As of March 31, 2012, the Company's CRE debt investments were collateralized by properties in Florida (45%), Virginia (30%), California (15%) and Texas (10%), based on principal amount.

6. Borrowings

        The following is a summary of the Company's Term Asset-Backed Securities Loan Facility ("TALF") as of March 31, 2012:

	Type	Final Stated Maturity	Contractual Interest Rate	Principal Amount	Carrying Value
Secured term loans:
TALF I	Non-recourse	Jan-15	3.73%	$11,629,213	$11,629,213
TALF II	Non-recourse	Feb-15	3.69%	12,431,999	12,431,999

Weighted average/Total		Jan-15	3.71%	$24,061,212	$24,061,212

        The TALF borrowings were used to finance two of the Company's CMBS investments with a fair value of $32,334,915 as of March 31, 2012.

        On February 29, 2012, NSREIT WF Loan, LLC ("NSREIT WF"), an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Facility provides up to $100 million to finance first mortgage loans secured by commercial real estate.

        Advances under the Credit Facility accrue interest at per annum rates ranging from LIBOR plus 2.5% to 3.0%, with advance rates of up to 75%, depending on asset type, subject to adjustment. Beginning 90 days from the closing date of the Credit Facility, the Company will be required to pay monthly in arrears a non-utilization fee equal to 0.25% on the unused portion of the Credit Facility, unless the unused portion is less than $30.0 million. The initial maturity date of the Credit Facility is February 28, 2014, with two, one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions set forth in the Credit Facility.

        In connection with the Credit Facility, the Company entered into a Limited Guaranty (the "Guaranty") under which the Company guaranteed certain obligations under the Credit Facility and the OP provided a Pledge and Security Agreement (the "Pledge") over its interests in NSREIT WF.

        The Credit Facility, the Guaranty and the Pledge contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Borrowings (Continued)

of these types, and the Credit Facility contains financial covenants that require NSREIT WF to maintain at least $5.0 million and a maximum of $15.0 million in unrestricted cash or cash equivalents at all times during the term of the Credit Facility. In addition, the Company must maintain: (i) total equity equal to $108.7 million, subject to increases equal to 80% of aggregate net proceeds raised up to a maximum of $250.0 million; (ii) a ratio of EBITDA, as defined in the Guaranty, to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%. The Credit Facility also requires the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of March 31, 2012, the Company was not required to post additional collateral or make cash payments to maintain such ratio. In addition, Wells Fargo may stop making advances under the Credit Facility and the extension options may not be available if any two of Messrs. Hamamoto, Gilbert or Tylis are no longer employed by the Sponsor and are not replaced by persons acceptable to Wells Fargo.

        As of March 31, 2012, the Company had no borrowings outstanding under the Credit Facility and was in compliance with all financial covenants.

7. Related Party Arrangements

NS Real Estate Income Trust Advisor, LLC

        Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, the Advisor receives fees and compensation from the Company. Below is a summary of the fees due the Advisor.

Organization and Offering Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and the dealer manager fee, to exceed $15 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the independent directors determine are not fair and commercially reasonable to the Company.

        As of March 31, 2012, the Advisor had unreimbursed organization and offering costs of $713,130 which it has incurred on behalf of, and has not yet allocated, to the Company. For the three months ended March 31, 2012, the Company raised gross proceeds of $75,919,242 from the Primary Offering and, accordingly, was obligated to reimburse up to a total of $1,138,789 of organization and offering costs, which was allocated $151,801 to organization and $986,988 to offering costs. For the three months ended March 31, 2011, the Company raised gross proceeds of $9,702,460 from the Primary Offering and, accordingly, was obligated to reimburse up to a total of $122,977 of organization and offering costs, which was allocated $86,361 to organization and $36,616 to offering costs. As of March 31, 2012 and December 31, 2011, $415,785 and $961,111, respectively, of organization and

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Arrangements (Continued)

offering costs are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

Operating Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for operating costs incurred by the Advisor in connection with services provided to the Company. The Company reimburses the Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the "2%/25% Guidelines"). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

        The Company calculates the expense reimbursement quarterly and trues-up the calculation at the end of the twelve-month period. As of March 31, 2012, the Advisor has incurred unreimbursed operating costs of $2,000,523 on behalf of the Company, of which $1,725,615 has not yet been allocated pursuant to the 2%/25% Guidelines. For the three months ended March 31, 2012, operating costs were allocated $84,014 to auditing and professional fees and $190,894 to general and administrative expenses. For the three months ended March 31, 2011, operating costs were allocated $46,763 to auditing and professional fees and $32,367 to general and administrative expenses. As of March 31, 2012 and December 31, 2011, $274,908 and $230,985, respectively, of operating costs is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

Advisory Fees

Asset Management Fee

        The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the principal amount of debt originated and the cost of all other investments made less any principal received on the Company's debt and security investments (or the Company's proportionate share thereof in the case of debt investments made through joint ventures). For the three months ended March 31, 2012 and 2011, the Company incurred $306,675 and $17,582, respectively, in asset management fees, which was recorded in advisory fees-related party in the consolidated statements of operations. As of March 31, 2012 and December 31, 2011, $111,097 and $0, respectively, of asset management fees is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

Asset Acquisition Fee

        The Advisor also receives an acquisition fee equal to 1.0% of the principal amount funded by the Company to originate CRE debt or the amount invested in the case of other real estate investments including acquisition expenses and any financings attributable to such investments. For the three months ended March 31, 2012 and 2011, the Company incurred $255,500 and $47,500, respectively, in acquisition fees to the Advisor related to the origination of CRE debt investments, which are included

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Arrangements (Continued)

in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investments using the effective interest method. As of March 31, 2012 and December 31, 2011, $0 and $96,850, respectively, of asset acquisition fees is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1.0% of the contract sales price of each CRE debt, CRE security or select CRE equity investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a loan or other debt-related investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. The Company did not pay any asset disposition fees to the Advisor for the three months ended March 31, 2012 and 2011.

NorthStar Realty Securities, LLC

        Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the Primary Offering, all of which are reallowed by the Dealer Manager to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3.0% of gross offering proceeds from the Primary Offering, a portion of which may be reallowed by the Dealer Manager to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the DRP. For the three months ended March 31, 2012 and 2011, the Company incurred $7,399,088 and $917,764 respectively, in selling commissions and dealer manager fees, which are recorded as a cost of capital in the consolidated statements of equity.

Sponsor Purchase of Common Stock

        The Company is party to a Second Amended and Restated Distribution Support Agreement (the "Distribution Support Agreement") with the Sponsor pursuant to which the Sponsor has committed to purchase up to $10 million of shares of the Company's common stock if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. Subsequent to quarter end, the Distribution Support Agreement was extended until July 13, 2013. For the three months ended March 31, 2012 and 2011, the Sponsor purchased 117,055 and 43,439 shares, respectively, of the Company's common stock at a price of $9.00 per share related to this arrangement for a price of $1,053,495 and $390,953, respectively.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Stockholders' Equity

Common Stock

        For the three months ended March 31, 2012, the Company sold 7,613,351 shares of common stock pursuant to its Primary Offering, generating gross proceeds of $75,919,242. For the year ended December 31, 2011, the Company sold 12,507,536 shares of common stock pursuant to its Primary Offering, generating gross proceeds of $124,591,660. For the period from inception through March 31, 2012 and excluding proceeds raised from the Merger Transaction, the Company sold 20,371,354 shares of common stock pursuant to its Primary Offering, generating gross proceeds of $203,007,212.

Distribution Reinvestment Plan

        The Company has adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its organization and offering stage. The organization and offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offerings, and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days' notice to participants. For the three months ended March 31, 2012, the Company issued 133,167 shares totaling $1,265,085 of proceeds pursuant to the DRP. For the year ended December 31, 2011, the Company issued 153,190 shares totaling $1,455,308 of proceeds pursuant to the DRP. For the period from inception through March 31, 2012 and excluding proceeds raised from the Merger Transaction, the Company issued 292,571 shares totaling $2,779,425 of proceeds pursuant to the DRP.

Distributions

        Distributions to stockholders are declared quarterly by the Company's board of directors and are paid monthly based on a daily amount of $0.002185792 per share. The following summarizes distributions declared for the three months ended March 31, 2012:

	Distributions(1)
Period	Cash	DRP	Total
January	$716,208	$428,126	$1,144,334
February	755,997	477,595	1,233,592
March	905,776	596,606	1,502,382

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Stockholders' Equity (Continued)

Share Repurchase Program

        The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by the board of directors, in its sole discretion, and after receiving written notice from the stockholder. The Company is not obligated to repurchase shares under this share repurchase program. For the three months ended March 31, 2012, the Company repurchased 17,927 shares for a total of $165,825, or $9.25 per share. For the year ended December 31, 2011, the Company repurchased 14,748 shares for a total of $147,480, or $10 per share.

9. Equity-Based Compensation

Director's Shares

        On July 19, 2010, each of the Company's three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. On June 7, 2011, each of the Company's three independent directors were re-elected to the board and received 2,500 shares of restricted stock in connection with their re-election. The restricted stock will generally vest over four years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director's service as a director due to his or her death or disability; or (ii) a change in control of the Company. Total equity-based compensation cost recognized in connection with the granting of the restricted stock is $202,500, which will be recorded in income ratably over the four-year vesting period.

        For the three months ended March 31, 2012 and 2011, the Company recognized $12,656 and $8,439 of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations.

10. Non-controlling Interests

Operating Partnership

        Non-controlling interests represent the aggregate limited partnership interests in the OP held by limited partners. Income (loss) allocated to the non-controlling interests is based on the limited partners' ownership percentage of the OP. Income (loss) allocated to the operating partnership non-controlling interests for the three months ended March 31, 2012 and 2011 was $64 and ($16), respectively.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Segment Reporting

        The Company conducts its business through the following segments:

  •
  The CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans.

  •
  The CRE securities business is focused on investing in and asset managing CRE securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

        The following summarizes selected results of operations by segment for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Real Estate Debt	Real Estate Securities	Unallocated(1)	Total
Total revenues	$2,097,138	$466,582	$—	$2,563,720
Total expenses	34,131	225,116	797,291	1,056,538

Income (loss) from operations	2,063,007	241,466	(797,291)	1,507,182
Unrealized gains (losses) on investments and other	—	502,068	—	502,068

Net income (loss)	$2,063,007	$743,534	$(797,291)	$2,009,250

Three Months Ended March 31, 2011	Real Estate Debt	Real Estate Securities	Unallocated(1)	Total
Total revenues	$2,111	$371,355	$—	$373,466
Total expenses	—	224,261	247,756	472,017

Income (loss) from operations	2,111	147,094	(247,756)	(98,551)
Unrealized gains (losses) on investments and other	—	(4,407)	—	(4,407)

Net income (loss)	$2,111	$142,687	$(247,756)	$(102,958)

(1)
Unallocated includes corporate level and general and administrative expenses.

        For all periods presented above, all revenues were generated from external customers located in the United States.

        The following summarizes total assets by segment as of March 31, 2012 and December 31, 2011:

Total Assets	Real Estate Debt	Real Estate Securities	Unallocated(1)	Total
March 31, 2012	$126,299,147	$36,619,083	$83,735,776	$246,654,006

December 31, 2011	$80,880,851	$35,429,729	$53,054,468	$169,365,048

(1)
Unallocated includes cash and subscriptions receivable.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Subsequent Events

Extension of Offering

        On April 11, 2012, the Company's board of directors elected to extend the term of the Offering until July 19, 2013.

Offering Proceeds

        For the period from April 1, 2012 to May 14, 2012, the Company sold 4,503,718 common shares pursuant to its Offering generating gross proceeds of $44,857,563.

Distributions

        On May 10, 2012, the Company's board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended September 30, 2012. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on August 1, 2012, September 3, 2012 and October 1, 2012.

Sponsor Purchase of Common Stock

        In connection with the extension of the Offering described above, the Company's board of directors approved and the Company entered into the amended Distribution Support Agreement that extends the term of the Distribution Support Agreement until July 19, 2013. On May 10, 2012, the Company's board of directors approved the sale of 95,767 shares of the Company's common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of the Sponsor, at a price of $9.00 per share. In connection with this commitment and including the Sponsor's purchase of shares approved on May 10, 2012, the Sponsor will have purchased 466,024 shares in the aggregate for $4.2 million.

Share Repurchase Program

        The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. However, the Company is not obligated to repurchase shares under this share repurchase program. On April 20, 2012, the Company repurchased 71,075 shares for a total of $684,794 or $9.63 per share.

New Investments

        Since quarter end, the Company executed $71,350,000 principal amount of CRE debt originations and also has a pipeline of potential investment opportunities, including non-binding term sheets in process, that in the aggregate are in excess of the Company's unrestricted cash balance as of March 31, 2012. The Company may not complete any or all of the transactions in its current pipeline.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Subsequent Events (Continued)

        The following summarizes the Company's CRE debt investments originated subsequent to March 31, 2012:

			Weighted Average
								Floating Rate as % of Principal Amount
	Number	Principal Amount	Fixed Rate	Spread over LIBOR(1)	Current Yield	Yield to Maturity(2)	Initial Maturity
Asset Type:
First mortgage loan	1	$19,350,000	N/A	7.18%	9.27%	10.19%	May-15	100.0%
Mezzanine loan(3)	1	52,000,000	11.50%	N/A	11.62%	14.30%	Jan-13	0.0%

Total/Weighted average	2	$71,350,000	11.50%	7.18%	10.98%	13.18%	Aug-13	27.1%

(1)
The first mortgage loan is subject to a LIBOR floor of 2.00%.

(2)
Based on initial maturity and fees received or expected to be received from the Company's borrowers and excludes any fees paid or expected to be paid to the Company's Advisor.

(3)
Includes future funding commitments of $27.0 million which will be funded over the next 18 months.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. References to "we," "us," or "our" refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries (collectively, our Company) unless context specifically requires otherwise.

Introduction

        We are an externally managed commercial real estate, or CRE, finance company that was formed in January 2009 to originate, acquire and asset manage a diversified portfolio of CRE debt, CRE securities and select CRE equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. NS Real Estate Income Trust Advisor, LLC, or our Advisor, is our external manager and is an affiliate of NorthStar Realty Finance Corp., or our Sponsor. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans.

  •
  Commercial Real Estate Securities—Primarily includes commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust debt, collateralized debt obligation notes and other securities.

  •
  Commercial Real Estate Equity Investments—Includes select CRE equity investments.

        We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on real estate fundamentals.

        We generate revenue from interest income on our CRE debt and security investments. Our income is primarily derived through the difference between revenues and the cost at which we are able to finance our investments.

        We conduct our operations so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Our Investments

        The following describes the major CRE asset classes in which we invest and continue to actively manage to maximize stockholder value and to preserve our capital.

Real Estate Debt

        Our CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans. We emphasize direct origination of our debt investments as this allows us a greater degree of control in structuring and modification or restructuring negotiations, and provides us the opportunity to create subordinate interests in the loan, if desired, that meet our risk return objectives and allows us to maintain a more direct relationship with our borrowers and provides us an opportunity to earn origination and other fees.

Real Estate Securities

        Our CRE securities business is focused on investing in and asset managing a wide range of CRE securities, including CMBS and may include unsecured REIT debt, collateralized debt obligation notes, or CDO notes, primarily backed by CRE securities and debt and other securities. Substantially all of our CRE securities have explicit credit ratings assigned by at least one of the major rating agencies (Moody's Investors Service, Standard & Poor's, Fitch Ratings, Morningstar, DBRS and Kroll, generally referred to as rating agencies) and are typically originally rated investment grade.

        The following is a summary of our investments as of March 31, 2012:

				Weighted Average
	Number	Principal Amount	Carrying Value	Fixed Rate(1)	Spread over LIBOR(1)	Current Yield	Yield to Maturity(2)
Asset Type:
CRE Debt
First mortgage loans	7	$93,857,400	$93,966,001	—	5.20%	8.61%	9.61%
Mezzanine loans	1	4,522,528	4,522,528	—	10.00%	15.15%	16.90%

Total CRE Debt	8	98,379,928	98,488,529	—	5.42%	8.90%	9.94%
CRE Securities
CMBS	3	32,856,000	35,705,843	5.53%	N/A	8.94%	12.83%

Total CRE Securities	3	32,856,000	35,705,843	5.53%	N/A	8.94%	12.83%

Total/Weighted average	11	$131,235,928	$134,194,372	5.53%	5.42%	8.91%	10.67%

(1)
All CMBS are fixed rate. All CRE debt investments are floating-rate but subject to a fixed minimum LIBOR rate, or LIBOR floor, with a weighted average LIBOR floor of 3.41% at March 31, 2012.

(2)
For CRE debt investments, based on initial maturity and fees received or expected to be received from our borrowers and excludes any fees paid or expected to be paid to our Advisor. For CRE securities, represents the leveraged yield based on cash flows through expected repayment/sale dates.

Profitability and Performance Metrics

        We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see "Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations" for a description of these metrics), to evaluate the profitability and performance of our business.

        We also evaluate our performance by comparing the expected current yield generated on our committed equity to our current distribution rate of 8% (see "Liquidity and Capital Resources").

Outlook and Recent Trends

        In the first half of 2011, liquidity began to return to the commercial real estate finance markets and corporate capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30 billion in multi-borrower CMBS transactions that were completed during 2011. Credit started to contract in mid-2011 as the European debt woes began to unfold resulting in severe market volatility.

        Strains in the global financial markets started to ease in early 2012, however, we expect that the commercial real estate finance markets will continue to be volatile in 2012 due to the moderate U.S. economic growth, improving but continued high levels of unemployment and global market risk, along with the risk of maturing CRE debt that will have difficulties being refinanced. It is currently estimated that $1.2 trillion of CRE debt will mature in the next three years and $2.0 trillion will mature through 2017. Many of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. With that, capital markets continue to make slow gains and many industry experts are predicting approximately $35 billion total CMBS issuance in 2012 even though actual issuance could fall significantly below expectations.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. During 2011, the U.S. economy was recovering but at a slow pace and continued to be challenged by various factors beyond our control, including high unemployment, a weak residential housing market, political atrophy and the euro-zone debt crisis. Despite the difficult U.S. and global economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. In 2012, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because our originations and acquisitions of CRE debt, CRE securities and select CRE equity investments will reflect valuations that have already adjusted to post-recession pricing and we will not be otherwise distracted dealing with legacy portfolio issues.

        Due to the market conditions described above and our Advisor's expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.

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

        We expect to use the net proceeds from our continuous, public offering of a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock, of which 100,000,000 shares can be offered pursuant to our primary offering, or our Primary Offering, and 10,526,315 shares can be offered pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering, and proceeds from other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.

Financing Strategy

        We employ leverage as a part of our investment strategy. Although we have a maximum leverage level for our portfolio, we do not have a targeted debt-to-equity ratio, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our assets and we do not employ leverage to speculate on changes in interest rates. When we employ leverage, we will generally seek to match-fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. We may pursue a variety of financing arrangements such as credit facilities, securitized arrangements and other term borrowings. In the first quarter of 2012, we entered into a credit facility to finance up to $100 million of first mortgage loans secured by commercial real estate. As of March 31, 2012, we had no borrowings outstanding under our credit facility.

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

        Our Advisor conducts comprehensive credit reviews that generally include frequent oversight by the portfolio management team, weekly management meetings and a quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor's review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by these credit reviews. During the quarterly credit reviews, or more frequently if necessary, investments may be put on highly-monitored status and identified for possible impairment based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment.

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

Critical Accounting Policies

Real Estate Debt Investments

        CRE debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of March 31, 2012, we did not have any impaired CRE debt investments.

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

Revenue Recognition

Real Estate Debt Investments

        Interest income is recognized on an accrual basis and any related discount, premium, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations.

Real Estate Securities

        Interest income is recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Changes to expected cash flows may result in a change to the yield which is then used prospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of ours is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of March 31, 2012, we did not have any impaired CRE debt investments.

        Income recognition is suspended for the loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

        CRE securities for which the fair value option is not elected are periodically evaluated for other-than-temporary impairment, or OTTI. CRE securities for which the fair value option was elected are not evaluated for OTTI as changes in fair value are recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gains (losses) on investments and other as losses occur.

Other

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a full discussion of our critical accounting policies.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

	Three Months Ended March 31,		Increase (decrease)
	2012	2011	Amount	%
Revenues
Interest income	$2,563,720	$373,466	$2,190,254	586.5%

Total revenues	2,563,720	373,466	2,190,254	586.5%
Expenses
Interest expense	250,367	222,569	27,798	12.5%
Advisory fees—related party	306,675	17,582	289,093	1644.3%
Auditing and professional fees	84,014	46,763	37,251	79.7%
General and administrative expenses	415,482	185,103	230,379	124.5%

Total expenses	1,056,538	472,017	584,521	123.8%
Income (loss) from operations	1,507,182	(98,551)	1,605,733	1629.3%
Unrealized gains (losses) on investments and other	502,068	(4,407)	506,475	11492.5%

Net income (loss)	2,009,250	(102,958)	2,112,208	2051.5%
Less: net income (loss) attributable to non-controlling interests	64	(16)	80	506.9%

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$2,009,186	$(102,942)	$2,112,128	2051.8%

Revenues

Interest Income

        Interest income increased $2,190,254, primarily attributable to an increase in investments in the first quarter 2012 compared to first quarter 2011.

Expenses

Interest Expense

        Interest expense increased $27,798, primarily attributable to amortization of deferred finance costs incurred in connection with our credit facility entered into in the first quarter 2012.

Advisory Fees—Related Party

        Advisory fees—related party increased $289,093, related to increased capital raising and investment activity.

Auditing and Professional Fees

        Auditing and professional fees increased $37,251, primarily attributable to increased capital raising and investment activity.

General and Administrative Expenses

        General and administrative expenses include director fees, organization and other costs associated with operating our Company. The increase in 2012 was primarily attributable to an increase in organization and other costs associated with operating our Company.

Unrealized Gains (Losses) on Investments and Other

        The increase in unrealized gains (losses) on investments and other is related to the change in fair value on CRE securities for which the fair value option was elected.

Liquidity and Capital Resources

        We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to originate and acquire CRE debt investments, CRE securities and select CRE equity investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. For the three months ended March 31, 2012, we sold 7,746,518 shares in our Offering generating gross proceeds of $77,184,327. From inception through March 31, 2012, we have raised gross proceeds of $233 million from our Offering, including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc., or the Merger Transaction. As of March 31, 2012, we held $93,497,556 of unrestricted cash available for investments. Since quarter end, we have executed $71,350,000 principal amount of CRE debt originations and also have a pipeline of potential investment opportunities, including non-binding term sheets with seven borrowers with a principal amount of $180,580,000, that in the aggregate is in excess of our unrestricted cash balance as of March 31, 2012. The weighted average yield to maturity for all such investments is in excess of 10%. We may not complete any or all of the transactions in our current pipeline of investment opportunities.

        On February 29, 2012, we entered into a Master Repurchase and Securities Contract, or our Credit Facility, with Wells Fargo Bank, National Association, or Wells Fargo. Our Credit Facility provides up to $100 million to finance first mortgage loans secured by commercial real estate. Borrowings under our Credit Facility accrue interest at per annum rates ranging from LIBOR plus 2.5% to 3.0%, with advance rates of up to 75%, depending on asset type, subject to adjustment. Beginning 90 days from the closing date of our Credit Facility, we will be required to pay monthly in arrears a non-utilization fee equal to 0.25% on the unused portion of our Credit Facility, unless the unused portion is less than $30.0 million. The initial maturity date of our Credit Facility is February 28, 2014, with two, one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions set forth in our Credit Facility.

        In connection with our Credit Facility, we entered into a Limited Guaranty, or the Guaranty, under which we guaranteed certain obligations under our Credit Facility and NorthStar Real Estate Income Trust Operating Partnership, LP, or the OP, provided a Pledge and Security Agreement, or the Pledge, over its interest in NSREIT WF Loan, LLC, or NSREIT WF.

        Our Credit Facility, our Guaranty and our Pledge contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types, and our Credit Facility contains financial covenants that require NSREIT WF to maintain at least $5 million and a maximum of $15 million in unrestricted cash or cash equivalents at all times during the term of our Credit Facility. In addition, we must maintain: (i) total equity equal to $109 million, subject to increases equal to 80% of aggregate net proceeds raised up to a maximum of $250 million; (ii) a ratio of EBITDA, as defined in our Guaranty, to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%. Our Credit Facility also requires the maintenance of a loan-to-collateral value ratio that may require us to provide additional collateral or make cash payments. As of March 31, 2012, we were not required to post additional collateral or make cash payments to maintain such ratio. In addition, Wells Fargo may stop making advances under our Credit Facility and the extension options may not be available if any two of Messrs. Hamamoto, Gilbert or Tylis are no longer employed by our Sponsor and are not replaced by persons acceptable to Wells Fargo. As of March 31, 2012, we had no borrowings outstanding under our Credit Facility and were in compliance with all financial covenants.

        If we are unable to continue to raise funds in our Offering or from borrowings, we will be unable to make new investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly-offered REIT, regardless of whether we are able to continue to raise funds in our Offering. Our inability to continue to raise funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

        Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 75% of our tangible assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. As of March 31, 2012, our leverage was 23%, which is well below the maximum allowed by our charter.

        In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and NorthStar Realty Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Dealer Manager and our Advisor for reimbursement of certain organization and offering costs. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors.

        We generally target investments that will allow us to pay distributions at an annualized rate of 8.0%. However, we are not required to pay distributions to our stockholders at a rate of 8.0% per annum or at all. The following summarizes our expected current (cash) yield on committed equity as compared to our current distribution rate:

Distribution Coverage Analysis
Expected current (cash) yield on committed equity(1):	8.5%
Current distribution rate:	8.0%

Distribution coverage:	106.8%

(1)
Represents equity committed (including future fundings) as of May 15, 2012 and assumes 50% financing for first mortgage loans at rates currently available on our Credit Facility. Expected current yield is calculated after deducting maximum allowable expenses as a percentage of average invested assets and cost of capital.

        The information in the above table constitutes forward-looking information. Actual current yield on committed equity on a leveraged basis could be materially different than presented.

Cash Flows

Three months ended March 31, 2012 compared to three months ended March 31, 2011

        Net cash provided by operating activities for the three months ended March 31, 2012 was $1,370,497 compared to $141,732 for the three months ended March 31, 2011. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity offset by fees paid to our Advisor for the acquisition and management of our investments.

        Net cash (used in) investing activities for the three months ended March 31, 2012 was $25,550,000 compared to $4,750,000 for the three months ended March 31, 2011. Net cash (used in) investing activities for the three months ended March 31, 2012 and 2011 related to the origination of two and one CRE debt investments, respectively.

        Net cash provided by financing activities for the three months ended March 31, 2012 was $63,817,725 compared to $8,252,225 for the three months ended March 31, 2011. Net cash provided by financing activities related to the net proceeds from the issuance of common stock through our Offering offset by distributions paid on our common stock and common stock share repurchases.

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

        We are obligated to reimburse our Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from our Primary Offering. For the three months ended March 31, 2012, we raised gross proceeds of $75,919,242 from our Primary Offering and, accordingly, were obligated to reimburse up to a total of $1,138,789 of organization and offering costs, which was allocated $151,801 to organization and $986,988 to offering costs. For the three months ended March 31, 2011, we raised gross proceeds of $9,702,460 from our Primary Offering and, accordingly, were obligated to reimburse up to a total of $122,977 of organization and offering costs, which was allocated $86,361 to organization and $36,616 to offering costs.

        Our Advisor and certain affiliates of our Advisor are entitled to receive reimbursement for operating costs incurred by our Advisor in connection with services provided to our Company. We will reimburse our Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. For the three months ended March 31, 2012, operating costs were allocated $84,014 to auditing and professional fees and $190,894 to general and administrative expenses. For the three months ended March 31, 2011, operating costs were allocated $46,763 to auditing and professional fees and $32,367 to general and administrative expenses.

        Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the principal amount of debt originated and the cost of all other investments made less any principal repaid on our debt and security investments (or our proportionate share thereof in the case of debt investments made through joint ventures). For the three months ended March 31, 2012 and 2011, our Company incurred $306,675 and $17,582, respectively, in asset management fees.

        Our Advisor also receives an acquisition fee equal to 1.0% of the principal amount funded by us to originate CRE debt or the amount invested in the case of other real estate investments including acquisition expenses and any financings attributable to such investments. For the three months ended March 31, 2012 and 2011, we incurred $255,500 and $47,500, respectively, in acquisition fees to our Advisor related to the origination of CRE debt investments.

        Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from our Primary Offering, all of which are reallowed by our Dealer Manager to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of 3.0% of gross offering proceeds from our Primary Offering, a portion of which may be reallowed by our Dealer Manager to participating broker-dealers. For the three months ended March 31, 2012 and 2011, we incurred $7,399,088 and $917,764, respectively, in selling commissions and dealer manager fees.

        We are party to a Second Amended and Restated Distribution Support Agreement, or the Distribution Support Agreement, with our Sponsor pursuant to which our Sponsor has committed to purchase up to $10 million of shares of our common stock if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. For the three months ended March 31, 2012 and 2011, our Sponsor purchased 117,055 and 43,439 shares, respectively, of our common stock at a price of $9.00 per share related to this arrangement for a price of $1,053,495 and $390,953, respectively.

Recent Developments

Offering Proceeds

        For the period from April 1, 2012 to May 14, 2012, we sold 4,503,718 shares of common stock pursuant to our Offering generating gross proceeds of $44,857,563.

Distributions

        On May 10, 2012, our board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended September 30, 2012. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on August 1, 2012, September 3, 2012 and October 1, 2012.

Sponsor Purchase of Common Stock

        On May 10, 2012, our board of directors approved the sale of 95,767 shares of our common stock, $0.01 par value per share, to NRFC Sub-REIT Corp., a wholly-owned subsidiary of our Sponsor, at a price of $9.00 per share. In connection with this commitment and including our Sponsor's purchase of shares approved on May 10, 2012, our Sponsor will have purchased 466,024 shares in the aggregate for $4.2 million.

Share Repurchase Program

        We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. However, we are not obligated to repurchase shares under this share repurchase program. On April 20, 2012, we repurchased 71,075 shares for a total of $684,794 or $9.63 per share.

New Investments

        The following summarizes our CRE debt investments originated subsequent to March 31, 2012:

			Weighted Average
								Floating Rate as % of Principal Amount
	Number	Principal Amount	Fixed Rate	Spread over LIBOR(1)	Current Yield	Yield to Maturity(2)	Initial Maturity
Asset Type:
First mortgage loan	1	$19,350,000	N/A	7.18%	9.27%	10.19%	May-15	100.0%
Mezzanine loan(3)	1	52,000,000	11.50%	N/A	11.62%	14.30%	Jan-13	0.0%

Total/Weighted average	2	$71,350,000	11.50%	7.18%	10.98%	13.18%	Aug-13	27.1%

(1)
The first mortgage loan is subject to a LIBOR floor of 2.00%.

(2)
Based on initial maturity and fees received or expected to be received from our borrowers and excludes any fees paid or expected to be paid to our Advisor.

(3)
Includes future funding commitments of $27.0 million which will be funded over the next 18 months.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

        We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of our Company in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company's cash flow generated by operations.

        We compute MFFO in accordance with the definition established by the Investment Program Association, or IPA. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

  •
  acquisition fees and expenses;

  •
  straight-line rent and amortization of above or below intangible lease assets and liabilities;

  •
  amortization of discounts, premiums and fees on debt and security investments;

  •
  non-recurring impairment of real estate-related investments;

  •
  realized gains (losses) from the early extinguishment of debt;

  •
  realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

  •
  unrealized gains (losses) from fair value adjustments on CRE securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

  •
  unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

  •
  adjustments related to contingent purchase price obligations; and

  •
  adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

        We believe that MFFO is helpful to management and investors in assessing our future operating performance and the sustainability of our distributions, especially when our organization and offering stage and acquisition and development stage are complete, because it eliminates from net income non-cash fair value adjustments on our CRE securities and fees and expenses that are incurred as part of our investment activities. However, MFFO has certain limitations. For instance, the effect of any accretion or amortization on investments originated or acquired at a discount or premium, respectively, will not be reported in MFFO.

        Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and MFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor MFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

        Set forth below is a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders:

	Three Months Ended March 31,
	2012	2011
Funds from Operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$2,009,186	$(102,942)

Funds from Operations	$2,009,186	$(102,942)

Modified Funds from Operations:
Funds from Operations	$2,009,186	$(102,942)
Amortization of premiums, discounts and fees on investments	8,960	31,925
Unrealized (gains) losses from fair value adjustments	(502,068)	4,407

Modified Funds from Operations	$1,516,078	$(66,610)

Distributions Declared and Paid

        We generally pay distributions on a monthly basis based on daily record dates. Since the commencement of our operations on October 18, 2010 through March 31, 2012, we have paid distributions at an annualized distribution rate of 8% based on a purchase price of $10.00 per share of our common stock.

        The following summarizes distributions declared for the three months ended March 31, 2012, the year ended December 31, 2011 and from inception through March 31, 2012:

	Distributions(1)
				Cash Flow from Operations(2)	Funds from Operations(2)
Period	Cash	DRP	Total
Three months ended March 31, 2012	$2,377,981	$1,502,327	$3,880,308	$1,370,497	$2,009,186
Year ended December 31, 2011	3,885,336	1,770,350	5,655,686	1,175,030	1,598,017
Inception through March 31, 2012(3)	7,655,197	3,450,372	11,105,569	2,493,250	5,917,325

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Contains reclassifications to conform with our consolidated financial statements on Form 10-K for the year ended December 31, 2011.

(3)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to the Merger Transaction.

        The distributions in excess of our cash flow from operations were paid using Offering proceeds, including the purchase of additional shares by our Sponsor. Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. As a result, future distributions declared and paid may exceed cash flow from operations.

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

        As of March 31, 2012, all of our floating-rate investments had LIBOR floors and all of our CRE securities and borrowings were fixed-rate, so a hypothetical 100 basis point increase in interest rates would have no impact on our earnings.

Credit Spread Risk

        The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed and floating-rate assets decrease and vice versa. The fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate debt investments are valued based on a market credit spread over LIBOR. Excessive supply of these investments combined with reduced demand will generally cause the market to require a higher yield on these investments, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.

Credit Risk

        Credit risk in our CRE debt and security investments relates to each individual's borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2012, four CRE debt investments contributed more than 10% of total revenue.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

Internal Control over Financial Reporting

Changes in internal control over financial reporting

        There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 2, 2012, except as noted below.

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

        Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the quarter ended March 31, 2012, we declared cash distributions of $2,377,981 as compared to cash flow from operations of $1,370,497. The remaining $1,007,484, or 42%, was paid or will be paid using proceeds from our Offering. Pursuant to a Distribution Support Agreement, in certain circumstances where our distributions exceed our MFFO, our Sponsor has agreed to purchase up to $10,000,000 of shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders and has, in fact, purchased $3.3 million of shares of our common stock as of March 31, 2012. The sale of these shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

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

        As of March 31, 2012, excluding proceeds raised from the Merger Transaction, we sold the following securities in our Offering:

  •
  20,371,354 shares, equal to $203,007,212 of aggregate gross proceeds pursuant to our Primary Offering;

  •
  292,571 shares, equal to $2,779,425 of aggregate gross proceeds pursuant to our DRP; and

  •
  20,663,925 shares, equal to $205,786,637 of aggregate gross proceeds pursuant to our Primary Offering and DRP.

        As of March 31, 2012, we repurchased 32,675 shares for a total of $313,305.

        As of March 31, 2012, we incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount
Offering costs to related parties(1)	$22,270,725

(1)
Comprised of $13.7 million in selling commissions, $6.0 million in dealer manager fees and $2.6 million in other offering costs. $15.1 million of these costs have been reallowed to third parties.

        From the commencement of our Offering through March 31, 2012, the net proceeds to us from our Primary Offering, after deducting the total expenses incurred described above, were $180,736,487. From the commencement of our Offering through March 31, 2012, we used net proceeds of $98,357,400 principal amount to originate CRE debt investments, $2,720,000 to purchase a CRE security and $983,574 to pay our Advisor acquisition fees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        For the three months ended March 31, 2012, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	17,927	$9.25		(1)
February 1 to February 29	—	—		(1)
March 1 to March 31	—	—		(1)

Total	17,927	$9.25

(1)
We adopted a share repurchase program effective July 19, 2010 which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by the board of directors, in its sole discretion, and after receiving written notice from the stockholder. We are not obligated to repurchase shares under this share repurchase program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share repurchase program to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder.

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)
3.2		Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)
10.1	*	Master Repurchase and Securities Contract, dated as of February 29, 2012, by and between NSREIT WF Loan, LLC and Wells Fargo Bank, National Association.
10.2	*	Limited Guaranty, made as of February 29, 2012, by NorthStar Real Estate Income Trust, Inc. for the benefit of Wells Fargo Bank, National Association.

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the NorthStar Real Estate Income Trust, Inc. Annual Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Equity as of March 31, 2012 and December 31, 2011; and (vi) Notes to Consolidated Financial Statements

*
Filed herewith.

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

NorthStar Real Estate Income Trust, Inc.
Date: May 15, 2012	By:	/s/ DAVID T. HAMAMOTO
		Name:	David T. Hamamoto
		Title:	Chairman and Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer