Form 10-Q
period 2012-06-30
NorthStar Real Estate Income Trust, Inc.
filed 2012-08-13
CIK 1455650

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

        The Company has one class of common stock, par value $0.01 per share, 38,086,462 shares outstanding as of August 9, 2012.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "estimate," "believe," "could," "predict," "continue," "future," or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and loan and security activities. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

  •
  our dependence on the resources and personnel of our advisor and sponsor, including our advisor's ability to source and close on investment opportunities on our behalf;

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

  •
  compliance with the rules governing REITs; and

  •
  the performance of our investments relative to our expectations and the impact on our actual return on equity.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash	$47,603,118	$53,859,334
Restricted cash	75,302,919	6,699,481
Real estate securities, available for sale	3,196,400	34,745,604
Real estate debt investments, net (see Note 7)	306,471,813	72,937,316
Receivables, net	2,648,200	1,087,677
Deferred costs and other assets, net	603,267	35,636

Total assets	$435,825,717	$169,365,048

Liabilities
Borrowings	$75,043,750	$24,061,212
Due to related party	888,119	1,288,946
Accounts payable and accrued expenses	142,674	412,568
Escrow deposits payable	75,302,919	6,699,481
Distribution payable	2,049,001	996,287

Total liabilities	153,426,463	33,458,494
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders' Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 32,780,530 and 15,846,892 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	327,805	158,468
Additional paid-in capital	289,529,536	138,967,790
Retained earnings (accumulated deficit)	(7,779,305)	(3,317,122)
Accumulated other comprehensive income (loss)	316,730	93,071

Total NorthStar Real Estate Income Trust, Inc. stockholders' equity	282,394,766	135,902,207
Non-controlling interests	4,488	4,347

Total equity	282,399,254	135,906,554

Total liabilities and equity	$435,825,717	$169,365,048

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Interest income	$4,708,504	$668,325	$7,272,224	$1,041,791

Total revenues	4,708,504	668,325	7,272,224	1,041,791
Expenses
Interest expense	363,382	224,929	613,749	447,498
Advisory fees—related party	511,343	62,663	818,018	80,245
General and administrative expenses	894,547	345,018	1,394,043	576,884

Total expenses	1,769,272	632,610	2,825,810	1,104,627
Income (loss) from operations	2,939,232	35,715	4,446,414	(62,836)
Realized gains (losses) on investments and other	3,027,959	—	3,027,959	—
Unrealized gains (losses) on investments and other	(2,958,937)	585,719	(2,456,869)	581,312

Net income (loss)	3,008,254	621,434	5,017,504	518,476
Less: net income (loss) attributable to non-controlling interests	68	75	132	59

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$3,008,186	$621,359	$5,017,372	$518,417

Net income (loss) per share of common stock, basic / diluted	$0.11	$0.12	$0.21	$0.12

Weighted average number of shares of common stock outstanding	28,284,765	5,059,326	23,918,106	4,286,614
Distributions declared per share of common stock	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,008,254	$621,434	$5,017,504	$518,476
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(222,148)	—	223,668	—

Total other comprehensive income (loss)	(222,148)	—	223,668	—
Comprehensive income	2,786,106	621,434	5,241,172	518,476
Less:
Net income attributable to non-controlling interests	68	75	132	59
Other comprehensive income (loss) attributable to non-controlling interests	(5)	—	9	—

Comprehensive income attributable to NorthStar Real Estate Income Trust, Inc.	$2,786,043	$621,359	$5,241,031	$518,417

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity
			Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$740,547	$—	$27,548,019	$4,234	$27,552,253

Net proceeds from issuance of common stock	12,507,536	125,075	110,842,614	—	—	110,967,689	—	110,967,689
Proceeds from DRP	153,190	1,532	1,453,776	—	—	1,455,308	—	1,455,308
Shares redeemed for cash	(14,748)	(148)	(147,332)	—	—	(147,480)	—	(147,480)
Issuance and amortization of equity-based compensation	7,500	75	43,194	—	—	43,269	—	43,269
Other comprehensive income (loss)	—	—	—	—	93,071	93,071	10	93,081
Distributions declared	—	—	—	(5,655,686)	—	(5,655,686)	—	(5,655,686)
Net income (loss)	—	—	—	1,598,017	—	1,598,017	103	1,598,120

Balance, December 31, 2011	15,846,892	$158,468	$138,967,790	$(3,317,122)	$93,071	$135,902,207	$4,347	$135,906,554

Net proceeds from issuance of common stock (see Note 7)	16,667,343	166,674	148,084,563	—	—	148,251,237	—	148,251,237
Proceeds from DRP	347,797	3,478	3,300,597	—	—	3,304,075	—	3,304,075
Shares redeemed for cash	(89,002)	(890)	(849,729)	—	—	(850,619)	—	(850,619)
Issuance and amortization of equity-based compensation	7,500	75	26,315	—	—	26,390	—	26,390
Other comprehensive income (loss)	—	—	—	—	223,659	223,659	9	223,668
Distributions declared	—	—	—	(9,479,555)	—	(9,479,555)	—	(9,479,555)
Net income (loss)	—	—	—	5,017,372	—	5,017,372	132	5,017,504

Balance, June 30, 2012 (unaudited)	32,780,530	$327,805	$289,529,536	$(7,779,305)	$316,730	$282,394,766	$4,488	$282,399,254

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,017,504	$518,476
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and fees on investments	(1,237)	69,906
Amortization of deferred financing costs	84,199	5,212
Interest accretion on investments	(76,695)	—
Realized gain on investments and other	(3,027,959)	—
Unrealized (gains) losses on investments and other	2,456,869	(581,312)
Equity-based compensation	26,390	17,955
Loan acquisition costs	—	(151,074)
Changes in assets and liabilities:
Receivables, net	(1,004,880)	(126,806)
Deferred costs and other assets, net	(75,000)	—
Due to related party	(400,827)	448,054
Accounts payable and accrued expenses	667,703	(92,264)

Net cash provided by (used in) operating activities	3,666,067	108,147
Cash flows from investing activities:
Origination of real estate debt investments	(233,491,295)	(19,857,400)
Proceeds from sales of real estate securities, available for sale	32,378,694	—

Net cash provided by (used in) investing activities	(201,112,601)	(19,857,400)
Cash flows from financing activities:
Net proceeds from issuance of common stock	144,842,597	23,757,849
Proceeds from issuance of common stock, related party	1,915,398	918,036
Proceeds from DRP	3,304,075	385,706
Redemption of common stock	(850,619)	(147,480)
Distributions paid on common stock	(8,426,841)	(1,531,708)
Repayment of secured term loans	(24,061,212)	—
Borrowings under credit facility	75,043,750	—
Payment of deferred financing costs	(576,830)	—

Net cash provided by (used in) financing activities	191,190,318	23,382,403
Net increase (decrease) in cash	(6,256,216)	3,633,150
Cash—beginning of period	53,859,334	20,404,832

Cash—end of period	$47,603,118	$24,037,982

Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$68,603,438	$5,060,530
Distribution payable	2,049,001	368,652
Accrued cost of capital (see Note 7)	129,687	170,854
Subscriptions receivable, gross	1,449,225	803,845

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation and Organization

        NorthStar Real Estate Income Trust, Inc. (the "Company") was formed on January 26, 2009 and elected to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2010. The Company was organized primarily to originate, acquire and asset manage portfolios of commercial real estate ("CRE") debt, CRE securities and select CRE equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities will primarily consist of commercial mortgage-backed securities ("CMBS") and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the "Advisor") and has no employees. The Advisor uses the real estate and debt finance professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the Company's business. The Sponsor is a real estate finance company publicly traded on the New York Stock Exchange and was formed in October 2003.

        Substantially all of the Company's business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company's operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2012 and December 31, 2011. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.

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

        From inception through June 30, 2012, the Company has raised gross proceeds of $324.8 million from the Offering, including proceeds from the merger with NorthStar Income Opportunity

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Formation and Organization (Continued)

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

Variable Interest Entities

        A variable interest entity ("VIE") is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and its quantitative analysis on the forecasted cash flows of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

Real Estate Debt Investments

        CRE debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of June 30, 2012, the Company did not have any impaired CRE debt investments.

Real Estate Securities

        All of the Company's CRE securities are classified as available for sale on the acquisition date, which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the Company's consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in the Company's consolidated statements of operations. As of June 30, 2012, the Company did not have any CRE securities for which it elected the fair value option.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of June 30, 2012, the Company did not have any impaired CRE debt investments.

        Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        CRE securities for which the fair value option is not elected are periodically evaluated for other-than-temporary impairment ("OTTI"). CRE securities for which the fair value option was elected are not evaluated for OTTI as changes in fair value are recorded in the Company's consolidated statements of operations. Realized losses on such securities are reclassified to realized gains (losses) on investments and other as losses occur. As of June 30, 2012, the Company did not have any OTTI recorded on its CRE security investment.

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

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of other comprehensive income immediately following the statement of operations. The update does not change the components of OCI that must be reported but it eliminates the option to present other comprehensive income on the statement of equity. In December 2011, the FASB issued an accounting update to defer the requirement to present the reclassification adjustments to OCI by component and are currently redeliberating this requirement. The remaining requirements of the accounting update were effective for the Company in the first quarter 2012 and were applied retrospectively to all periods reported after the effective date. There was no impact on the Company's consolidated financial statements as the Company currently complies with the update.

3. Fair Value

Fair Value Measurement

        The Company follows fair value guidance in accordance with U.S. GAAP to account for its financial instruments. The Company categorizes its financial instruments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Fair Value Hierarchy

        Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate securities:
CMBS	$—	$3,196,400	$—	$3,196,400	$—	$34,745,604	$—	$34,745,604

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

        As of June 30, 2012 and December 31, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

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

        In the second quarter 2012, the Company sold the only two CRE securities for which the fair value option was elected. As a result, the Company did not have any financial assets or liabilities for which it elected the fair value option as of June 30, 2012.

        For the three and six months ended June 30, 2012, the Company recorded unrealized losses of ($2,958,937) and ($2,456,869), respectively, for financial assets for which the fair value option was elected. For the three and six months ended June 30, 2011, the Company recorded unrealized gains of $585,719 and $581,312, respectively, for financial assets for which the fair value option was elected. These amounts are recorded as unrealized gains (losses) on investments and other in the Company's consolidated statements of operations.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

        The following table shows the principal amount, carrying value and fair value for the Company's financial assets and liabilities as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$4,000,000	$3,196,400	$3,196,400	$32,856,000	$34,745,604	$34,745,604
Real estate debt investments, net	306,375,390	306,471,813	306,375,390	72,807,400	72,937,316	72,807,400
Financial liabilities:(1)
Borrowings	$75,043,750	$75,043,750	$75,043,750	$24,061,212	$24,061,212	$25,451,764

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Real Estate Securities

        CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following is a summary of the Company's CRE securities:

						Weighted Average
				Cumulative Unrealized Gain (Loss) on Investments
	Number	Principal Amount	Amortized Cost		Fair Value	Coupon(1)	Current Yield	Yield to Maturity(2)
CMBS:
June 30, 2012	1	$4,000,000	$2,879,651	$316,749	$3,196,400	5.48%	8.06%	14.91%
December 31, 2011	3	$32,856,000	$32,195,653	$2,549,951	$34,745,604	5.53%	8.94%	12.33%

(1)
All CMBS are fixed rate.

(2)
Represents the leveraged yield, if applicable, based on cash flows through expected repayment/sale dates.

        On June 14, 2012, the Company sold two CRE securities for proceeds of $32,378,694. In connection with the sale, the Company recorded a realized gain on investments and other of $3,027,959 in its consolidated statement of operations.

        The Company recorded unrealized gains (losses) in OCI for the three and six months ended June 30, 2012 of ($222,148) and $223,668, respectively. The Company did not record any unrealized gains (losses) in OCI for the three and six months ended June 30, 2011.

        As of June 30, 2012, the contractual maturity of the CRE security was 27 years with an expected life of 4.2 years.

5. Real Estate Debt Investments

        The following is a summary of the Company's CRE debt investments, all of which have been directly originated by the Company, as of June 30, 2012:

				Weighted Average
									Floating Rate as % of Principal Amount
	Number	Principal Amount(1)	Carrying Value	Fixed Rate	Spread over LIBOR(2)	Current Yield	Yield to Maturity(3)	Initial Maturity
Asset Type:
First mortgage loans	13	$274,006,806	$274,103,229	13.25%	5.97%	8.93%	12.12%	Jan-15	85.2%
Mezzanine loans(4)	2	56,557,289	32,368,584	11.50%	10.00%	12.23%	15.93%	Jul-13	14.1%

Total/Weighted average	15	$330,564,095	$306,471,813	12.54%	6.04%	9.28%	12.65%	Nov-14	77.7%

(1)
Principal amount includes interest accretion, to the extent applicable.

(2)
All floating-rate loans are subject to a fixed minimum LIBOR rate ("LIBOR floor"). As of June 30, 2012, the weighted average LIBOR floor for all floating-rate loans was 2.33%.

(3)
Represents the leveraged yield, if applicable, to initial maturity and includes fees received or expected to be received from the Company's borrowers and excludes any fees paid or expected to be paid to the Company's Advisor.

(4)
Includes future funding commitments of $24.2 million which will be funded over the next 15 months.

        As of June 30, 2012, the Company's weighted average leveraged current yield was 11.4%.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

        The following is a summary of the Company's CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2011:

				Weighted Average
								Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value	Spread over LIBOR(1)	Current Yield	Yield to Maturity(2)	Initial Maturity
Asset Type:
First mortgage loans	5	$68,307,400	$68,436,947	4.95%	8.28%	8.96%	Sep-14	100%
Mezzanine loans	1	4,500,000	4,500,369	10.00%	15.15%	16.15%	Dec-16	100%

Total/Weighted average	6	$72,807,400	$72,937,316	5.26%	8.70%	9.41%	Nov-14	100%

(1)
All loans are subject to a LIBOR floor. As of December 31, 2011, the weighted average LIBOR floor for all loans was 3.37%.

(2)
Based on initial maturity and includes fees received or expected to be received from the Company's borrowers and excludes any fees paid or expected to be paid to the Company's Advisor.

        Maturities of principal amount of CRE debt investments as of June 30, 2012 are as follows:

	Initial Maturity	Maturity Including Extensions(1)
July 1 - December 31, 2012	$—	$—
Years Ending December 31:
2013	52,000,000	—
2014	108,826,806	52,000,000
2015	165,180,000	—
2016	4,557,289	68,307,400
Thereafter	—	210,256,695

Total	$330,564,095	$330,564,095

(1)
Maturity Including Extensions assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

Credit Quality Monitoring

        The Company's CRE debt investments are typically first mortgage loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its debt investments principally based upon whether the borrower is currently paying contractual debt service and/or whether the Company believes it will be able to do so in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity and updates this information quarterly. Those debt investments for which the Company expects to receive full payment of contractual principal and interest payments are categorized as "performing." The Company will group weaker credit quality debt investments that are currently

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called "performing with a loan loss reserve." The Company's weakest credit quality debt investments are non-performing loans ("NPL"). The Company categorizes debt investments as a NPL if it is in maturity default and/or is past due at least 90 days on its contractual debt service payments. The Company's definition of an NPL may differ from that of other companies that track NPLs.

        As of June 30, 2012, all of the Company's CRE debt investments were performing in accordance with the terms of the loan agreements and were categorized as performing loans. For the three and six months ended June 30, 2012, three and one, respectively, CRE debt investments contributed more than 10% of total revenue.

6. Borrowings

        The following is a summary of the Company's borrowings as of June 30, 2012 and December 31, 2011:

					June 30, 2012		December 31, 2011
	Type	Final Stated Maturity	Contractual Interest Rate		Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facility	Partial Recourse(1)	Feb-16	LIBOR + 2.58%	(2)	$75,043,750	$75,043,750	$—	$—
Secured term loans
TALF I	Non-recourse	Jan-15	3.73%		—	—	11,629,213	11,629,213
TALF II	Non-recourse	Feb-15	3.69%		—	—	12,431,999	12,431,999

Subtotal secured term loans					—	—	24,061,212	24,061,212

Grand Total					$75,043,750	$75,043,750	$24,061,212	$24,061,212

(1)
This facility is recourse solely with respect to 25% of "core" assets and 100% of "flex" assets, which may only represent 25% of the total credit facility, as such terms are defined in the governing documents.

(2)
Represents a weighted average spread and based on one-month LIBOR.

        On June 14, 2012, the Company repaid in full the secured term loans that were used to finance two CRE securities.

        On February 29, 2012, NSREIT WF Loan, LLC ("NSREIT WF"), an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase and Securities Contract with Wells Fargo Bank, National Association (the "Wells Facility"). The Wells Facility provides up to $100 million to finance first mortgage loans secured by commercial real estate and has an initial term of two years, with two, one-year extensions at the Company's option, subject to the satisfaction of certain conditions. During the initial term, the Wells Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments. Borrowings under the Wells Facility accrue interest at a range of one-month LIBOR plus 2.5% to 3.0% with advance rates up to 75%, depending on asset type, subject to adjustment. The Company incurred an immaterial amount of non-utilization fees for the period beginning 90 days from the closing date of the Wells Facility to June 30, 2012.

        As of June 30, 2012, the Company held $126,200,000 principal amount of CRE debt investments, financed with $75,043,750, resulting in a weighted average leveraged yield to maturity of 16.3%.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Borrowings (Continued)

        In connection with the Wells Facility, the Company entered into a guaranty agreement, under which the Company guarantees certain obligations under the Wells Facility. Additionally, the OP provided a pledge and security agreement over its interests in NSREIT WF. The Wells Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. The Company has also agreed to guarantee certain customary obligations under the Wells Facility if the Company or an affiliate of the Company engages in certain customary bad acts.

        The Wells Facility contains a liquidity covenant that requires NSREIT WF to maintain at least $5.0 million and a maximum of $15.0 million in unrestricted cash or cash equivalents at all times during the term of the Wells Facility. As of June 30, 2012, the Company was in compliance with this covenant. In addition, the Wells Facility requires the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of June 30, 2012, the Company was not required to post additional collateral or make cash payments to maintain such ratio.

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

Organization and Offering Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and the dealer manager fee, to exceed $15 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company's independent directors determine are not fair and commercially reasonable to the Company.

Operating Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect includes the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee, asset management fee or disposition fee. The Company reimburses the Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Arrangements (Continued)

assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the "2%/25% Guidelines"). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

        The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the principal amount funded or allocated for CRE debt originated and the cost of all other investments made less any principal received on the Company's debt and security investments (or the Company's proportionate share thereof in the case of debt investments made through joint ventures).

Asset Acquisition Fee

        The Advisor also receives an acquisition fee equal to 1.0% of the principal amount funded or allocated by the Company to originate CRE debt or the amount invested in the case of other real estate investments including acquisition expenses and any financings attributable to such investments. Acquisition fees paid to the Advisor related to the origination of CRE debt investments are included in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, the Company will pay the Advisor or its affiliate a disposition fee of 1.0% of the contract sales price of each CRE debt or select CRE equity investment sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a loan or other debt-related investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor are amortized to interest income over the life of the investment using the effective interest method and included in CRE debt investments, net on the consolidated balance sheets.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Arrangements (Continued)

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

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

        The following table summarizes the fees and reimbursements incurred to the Advisor for the three and six months ended June 30, 2012 and 2011 and the amounts payable at June 30, 2012 and December 31, 2011:

		Three Months Ended June 30,		Six Months Ended June 30,		Due to related party at
						June 30, 2012	December 31, 2011
Type of Fee or Reimbursement	Financial Statement Location	2012	2011	2012	2011
Organization and offering costs
Organization	General and administrative expenses	$118,074	$175,545	$269,875	$261,907	$—	$23,514
Offering	Cost of capital	767,705	96,833	1,754,694	133,449	—	937,597
Operating costs(1)	General and administrative expenses	762,739	157,669	1,097,778	288,313	653,137	230,985
Advisory fees
Asset management	Advisory fees—related party	511,343	62,663	818,018	80,245	234,982	—
Acquisition(2)	Real estate debt investments, net	2,321,300	151,074	2,576,800	198,574	—	96,850
Disposition(3)	Real estate debt investments, net	—	—	—	—	—	—
Selling commissions / dealer manager fees	Cost of capital	8,678,430	1,726,575	16,077,518	2,644,340	—	—

Total						$888,119	$1,288,946

(1)
As of June 30, 2012, the Advisor has incurred unreimbursed operating costs of $4,548,725 on behalf of the Company, of which $3,895,588 has not yet been allocated per the 2%/25% Guidelines.

(2)
Acquisition fees are amortized to interest income over the life of the investment using the effective interest method and are included in real estate debt investments, net on the consolidated balance sheets.

(3)
Disposition fees are amortized to interest income over the life of the investment using the effective interest method and are included in real estate debt investments, net on the consolidated balance sheets. Disposition fees incurred to the Advisor are offset by exit fees expected to be received from the Company's borrowers.

Sponsor Purchase of Common Stock

        The Company is party to a Second Amended and Restated Distribution Support Agreement (the "Distribution Support Agreement") with the Sponsor pursuant to which the Sponsor has committed to purchase up to $10 million of shares of the Company's common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. On April 11, 2012, the Distribution Support Agreement was extended until July 19, 2013. For the three and six months ended June 30, 2012, the Sponsor purchased 95,767 and 212,822 shares, respectively, of the Company's common stock for $861,903 and $1,915,398,

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Arrangements (Continued)

respectively. For the three and six months ended June 30, 2011, the Sponsor purchased 58,565 and 102,004 shares, respectively, of the Company's common stock for $527,087 and $918,036, respectively. From inception through June 30, 2012, the Sponsor purchased 466,024 shares for $4,194,223 pursuant to the Distribution Support Agreement.

8. Stockholders' Equity

Common Stock

        For the six months ended June 30, 2012, the Company sold 16,667,343 shares of common stock pursuant to its Primary Offering, generating gross proceeds of $166.1 million. For the year ended December 31, 2011, the Company sold 12,507,536 shares of common stock pursuant to its Primary Offering, generating gross proceeds of $124.6 million. From inception through June 30, 2012 and excluding proceeds raised from the Merger Transaction, the Company sold 29,425,346 shares of common stock pursuant to its Primary Offering, generating gross proceeds of $293.2 million.

Distribution Reinvestment Plan

        The Company has adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its organization and offering stage. The organization and offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offerings, and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The Company's board of directors may amend or terminate the DRP for any reason upon ten-days' notice to participants. For the six months ended June 30, 2012, the Company issued 347,797 shares totaling $3,304,075 of proceeds pursuant to the DRP. For the year ended December 31, 2011, the Company issued 153,190 shares totaling $1,455,308 of proceeds pursuant to the DRP. From inception through June 30, 2012 and excluding proceeds raised from the Merger Transaction, the Company issued 507,201 shares totaling $4,818,415 of proceeds pursuant to the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Stockholders' Equity (Continued)

Distributions

        Distributions to stockholders are declared quarterly by the Company's board of directors and are paid monthly based on a daily amount of $0.002185792 per share. The following summarizes distributions declared for the six months ended June 30, 2012:

	Distributions(1)
Period	Cash	DRP	Total
January	$716,208	$428,126	$1,144,334
February	755,997	477,595	1,233,592
March	905,776	596,606	1,502,382
April	982,541	659,062	1,641,603
May	1,125,321	783,322	1,908,643
June	1,198,712	850,289	2,049,001

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

Share Repurchase Program

        The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by the Company's board of directors, in its sole discretion, and after receiving written notice from the stockholder. The Company is not obligated to repurchase shares under this share repurchase program. For the six months ended June 30, 2012, the Company repurchased 89,002 shares for a total of $850,619, or an average price of $9.56 per share. For the year ended December 31, 2011, the Company repurchased 14,748 shares for a total of $147,480, or $10 per share.

9. Equity-Based Compensation

Director's Shares

        On June 7, 2011 and 2012, each of the Company's three independent directors received 2,500 shares of restricted stock in connection with their re-election to the board of directors. The restricted stock will generally vest over four years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director's service as a director due to his or her death or disability; or (ii) a change in control of the Company. Total equity-based compensation cost recognized in connection with the granting of the restricted stock is $270,000, which is recorded in general and administrative expenses ratably over the four-year vesting period.

        For the three and six months ended June 30, 2012, the Company recognized $13,734 and $26,390 of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations. For the three and six months ended June 30, 2011, the Company recognized $9,516 and $17,955 of equity-

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Equity-Based Compensation (Continued)

based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations.

10. Non-controlling Interests

Operating Partnership

        Non-controlling interests represent the aggregate limited partnership interests in the OP held by limited partners. Income (loss) allocated to the non-controlling interests is based on the limited partners' ownership percentage of the OP. Income (loss) allocated to the operating partnership non-controlling interests for the three and six months ended June 30, 2012 and 2011 was an immaterial amount.

11. Segment Reporting

        The Company currently conducts its business through the following segments:

  •
  The CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

  •
  The CRE securities business is focused on investing in and asset managing CRE securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

        The following summarizes selected results of operations by segment for the three and six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Total revenues	$4,292,571	$415,933	$—	$4,708,504
Total expenses	164,588	213,275	1,391,409	1,769,272

Income (loss) from operations	4,127,983	202,658	(1,391,409)	2,939,232
Realized gains (losses) on investments and other	—	3,027,959	—	3,027,959
Unrealized gains (losses) on investments and other	—	(2,958,937)	—	(2,958,937)

Net income (loss)	$4,127,983	$271,680	$(1,391,409)	$3,008,254

Three Months Ended June 30, 2011	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Total revenues	$291,847	$376,478	$—	$668,325
Total expenses	1,032	225,804	405,774	632,610

Income (loss) from operations	290,815	150,674	(405,774)	35,715
Unrealized gains (losses) on investments and other	—	585,719	—	585,719

Net income (loss)	$290,815	$736,393	$(405,774)	$621,434

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Segment Reporting (Continued)

Six Months Ended June 30, 2012	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Total revenues	$6,389,709	$882,515	$—	$7,272,224
Total expenses	198,719	438,391	2,188,700	2,825,810

Income (loss) from operations	6,190,990	444,124	(2,188,700)	4,446,414
Realized gains (losses) on investments and other	—	3,027,959	—	3,027,959
Unrealized gains (losses) on investments and other	—	(2,456,869)	—	(2,456,869)

Net income (loss)	$6,190,990	$1,015,214	$(2,188,700)	$5,017,504

Six Months Ended June 30, 2011	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Total revenues	$293,958	$747,833	$—	$1,041,791
Total expenses	1,032	450,065	653,530	1,104,627

Income (loss) from operations	292,926	297,768	(653,530)	(62,836)
Unrealized gains (losses) on investments and other	—	581,312	—	581,312

Net income (loss)	$292,926	$879,080	$(653,530)	$518,476

(1)
Includes corporate level and general and administrative expenses.

        For all periods presented above, all revenues were generated from external customers located in the United States.

        The following summarizes total assets by segment as of June 30, 2012 and December 31, 2011:

Total Assets	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
June 30, 2012	$398,694,407	$3,208,654	$33,922,656	$435,825,717

December 31, 2011	$80,880,851	$35,429,729	$53,054,468	$169,365,048

(1)
Predominantly includes cash.

12. Subsequent Events

Offering Proceeds

        For the period from July 1, 2012 to August 9, 2012, the Company sold 5,321,657 common shares pursuant to its Offering generating gross proceeds of $53.2 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Subsequent Events (Continued)

Distributions

        On August 8, 2012, the Company's board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended December 31, 2012. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on November 1, 2012, December 3, 2012 and January 2, 2013.

Sponsor Purchase of Common Stock

        On August 8, 2012, the Company's board of directors approved the sale of 41,956 shares of the Company's common stock to the Sponsor, pursuant to the Distribution Support Agreement. In connection with this commitment and including the Sponsor's purchase of shares approved on August 8, 2012, the Sponsor will have purchased 507,980 shares in the aggregate for $4.6 million.

Share Repurchase Program

        The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. However, the Company is not obligated to repurchase shares under this share repurchase program. On July 20, 2012, the Company repurchased 15,725 shares for a total of $156,428 or an average price of $9.95 per share.

Advisory Agreement

        On July 18, 2012, the advisory agreement, as amended (the "Advisory Agreement"), among the Company, the OP, the Advisor and the Sponsor was renewed through July 18, 2013 upon terms identical to those in effect through July 18, 2012. Pursuant to the Advisory Agreement, the Advisor will continue to perform day-to-day operational and administrative services for the Company, including services relating to its current public offering, asset management services, acquisition services and stockholder services.

        Then, on August 8, 2012, the Company's board of directors approved an amendment to the Advisory Agreement to change the calculation of asset management fees to prorate the asset management fees for each investment based on the number of days during the applicable period that the Company owns such investment.

Financing and Investing Activities

Citibank Facility

        On July 18, 2012, NSREIT CB Loan, LLC ("NSREIT CB"), an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement with Citibank, N.A. (the "Citi Facility"). The Citi Facility provides up to $50 million to finance first mortgage loans and senior loan participations secured by commercial real estate.

        Interest rates and advance rates will depend upon asset type and characteristics. The initial maturity date of the Citi Facility is July 18, 2014, with three, one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions set forth in the Citi Facility.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Subsequent Events (Continued)

During the initial term, the Citi Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.

        In connection with the Citi Facility, the Company agreed to guarantee certain obligations of the Citi Facility if the Company or any of its affiliates engages in certain customary bad acts. The Citi Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, NSREIT CB must maintain at least $3.75 million and a maximum of $7.5 million in unrestricted cash at all times during the term of the Citi Facility.

        Subsequent to quarter end, the Company borrowed $25.0 million under the Citi Facility.

Doral Facility

        On July 31, 2012, NSREIT DOR Loan, LLC ("NSREIT DOR"), an indirect wholly-owned subsidiary of the Company, entered into a Credit and Security Agreement with Doral Bank (the "Doral Facility"). The Doral Facility provides up to $40 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate.

        Interest rates and advance rates will depend upon asset type and characteristics. The initial maturity date of the Doral Facility is July 30, 2015, with three, one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain conditions set forth in the Doral Facility. During the initial term, the Doral Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.

        In connection with the Doral Facility, the OP agreed to guarantee interest payments and the obligations under the Doral Facility if either the Company or its affiliates engages in certain customary bad acts. In addition, the OP pledged its interests in NSREIT DOR as collateral. The Doral Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the OP must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash or other eligible investments, at all times during the term of the Doral Facility.

        Simultaneous with the closing, the Company borrowed $39.8 million under the Doral Facility.

New Investments

        Subsequent to quarter end, the Company originated two first mortgage loans with an aggregate principal balance of $50.8 million.

        As of the date hereof and inclusive of the two new first mortgage loans, the Company's weighted average leveraged current yield for its investments is 12.7% and the weighted average leveraged yield to maturity is 14.3%.

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

Introduction

        We are an externally managed commercial real estate, or CRE, finance company that was formed in January 2009 to originate, acquire and asset manage a diversified portfolio of CRE debt, CRE securities and select CRE equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through NorthStar Real Estate Income Trust Operating Partnership, LP, or our OP, of which we are the sole general partner. NS Real Estate Income Trust Advisor, LLC, or our Advisor, is our external manager and is an affiliate of NorthStar Realty Finance Corp., or our Sponsor. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

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

Our Investments

        The following is a summary of our investments as of June 30, 2012:

				Weighted Average
								Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount(1)	Carrying Value	Fixed Rate	Spread over LIBOR(2)	Current Yield	Yield to Maturity(3)
CRE Debt
First mortgage loans	13	$274,006,806	$274,103,229	13.25%	5.97%	8.93%	12.12%	85.2%
Mezzanine loans(4)	2	56,557,289	32,368,584	11.50%	10.00%	12.23%	15.93%	14.1%

Total CRE Debt	15	$330,564,095	306,471,813	12.54%	6.04%	9.28%	12.65%	77.7%
CRE Securities
CMBS	1	4,000,000	3,196,400	5.48%	N/A	8.06%	14.91%	0.0%

Total CRE Securities	1	4,000,000	3,196,400	5.48%	N/A	8.06%	14.91%	0.0%

Total/Weighted average	16	$310,375,390	$309,668,213	12.15%	6.04%	9.26%	12.67%	76.7%

(1)
Principal amount includes interest accretion, to the extent applicable.

(2)
All floating-rate CRE debt investments are subject to a fixed minimum LIBOR rate, or floor, with a weighted average floor of 2.33% as of June 30, 2012.

(3)
For CRE debt investments, represents the leveraged yield, if applicable, to initial maturity and includes fees received or expected to be received from our borrowers and excludes any fees paid or expected to be paid to our Advisor. For CRE securities, represents the yield based on cash flows through expected repayment dates.

(4)
Includes future funding commitments of $24.2 million which will be funded over the next 15 months.

        The following describes the major CRE asset classes in which we invest and continue to actively manage to maximize stockholder value and to preserve our capital.

Real Estate Debt

        Our CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We emphasize direct origination of our debt investments as this allows us a greater degree of control in structuring and allows us to maintain a more direct relationship with our borrowers and provides us an opportunity to earn origination and other fees.

Real Estate Securities

        Our CRE securities business is focused on investing in and asset managing a wide range of CRE securities, including CMBS and may include unsecured REIT debt, collateralized debt obligation notes, or CDO notes, primarily backed by CRE securities and debt and other securities. We would expect substantially all of our CRE securities to have explicit credit ratings assigned by at least one of the major rating agencies (Moody's Investors Service, Standard & Poor's, Fitch Ratings, Morningstar, DBRS and Kroll) and would typically be originally rated investment grade.

Profitability and Performance Metrics

        We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see "Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations" for a description of these metrics), to evaluate the profitability and performance of our business.

Outlook and Recent Trends

        In the first half of 2011, liquidity began to return to the commercial real estate finance markets and capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30 billion in non-agency CMBS issuance that were completed during 2011. Credit started to contract in mid-2011 as the European debt woes began to unfold resulting in severe market volatility.

        Global financial markets continue to be strained in 2012 and we expect that the commercial real estate finance markets will continue to be volatile in the near term due to anemic U.S. economic growth, continued high levels of unemployment and global market instability, along with the risk of maturing CRE debt that will have difficulties being refinanced. It is currently estimated that $1.3 trillion of CRE debt will mature in the next three years and $2.1 trillion will mature through 2017. Many of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. With that, capital markets continue to make slow gains toward recovery. Through June 30, 2012, there have been $18 billion in non-agency CMBS issuance and many industry experts are predicting approximately $35 billion total non-agency CMBS issuance for 2012.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. Despite the difficult U.S. and global economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. In 2012 and going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues and our originations and acquisitions of CRE debt, CRE securities and select CRE equity investments will reflect valuations that have already adjusted to post-recession pricing.

        Due to these market dynamics and our Advisor's expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.

Our Strategy

        Our primary business objectives are to originate and acquire real estate-related investments in order to produce attractive risk-adjusted returns and generate stable cash flows for distribution to our stockholders. We believe that our Advisor has a platform that derives a competitive advantage from the combination of best in class industry relationships and CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital.

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

Financing Strategy

        We employ leverage as a part of our investment strategy. Although we have a maximum leverage level for our portfolio, we do not have a targeted debt-to-equity ratio, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our assets and we do not employ leverage to speculate on changes in interest rates. When we employ leverage, we will generally seek to match-fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We may pursue a variety of financing arrangements such as credit facilities, securitized arrangements and other term borrowings. In the first quarter 2012, we entered into a credit facility to finance up to $100 million of first mortgage loans secured by commercial real estate. As of June 30, 2012, we had $75,043,750 outstanding under our credit facility. Subsequent to quarter end, we entered into two credit facilities that provide up to an additional $90 million to finance first mortgage loans and senior loan participations secured by commercial real estate.

Risk Management

        Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. These include frequent dialogue with borrowers and inspections of our collateral which are some of the key components of an effective process for identifying issues early. Some of our debt investments may require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property.

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

        Each of our investments is unique and requires customized asset management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting the supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral properties. Our Advisor utilizes an experienced asset management team that monitors those factors on our behalf.

Critical Accounting Policies

Real Estate Debt Investments

        CRE debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of June 30, 2012, we did not have any impaired CRE debt investments.

Real Estate Securities

        All of our CRE securities are classified as available for sale on the acquisition date, which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in our consolidated statements of operations. As of June 30, 2012, we did not have any CRE securities for which we elected the fair value option.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of ours is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of June 30, 2012, we did not have any impaired CRE debt investments.

        Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

        CRE securities for which the fair value option is not elected are periodically evaluated for other-than-temporary impairment, or OTTI. CRE securities for which the fair value option was elected are not evaluated for OTTI as changes in fair value are recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gains (losses) on investments and other as losses occur. As of June 30, 2012, we did not have any OTTI recorded on our CRE security investment.

Other

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a full discussion of our critical accounting policies.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 to June 30, 2011

	Three Months Ended June 30,		Increase (decrease)
	2012	2011	Amount	%
Revenues
Interest income	$4,708,504	$668,325	$4,040,179	604.5%

Total revenues	4,708,504	668,325	4,040,179	604.5%
Expenses
Interest expense	363,382	224,929	138,453	61.6%
Advisory fees—related party	511,343	62,663	448,680	716.0%
General and administrative expenses	894,547	345,018	549,529	159.3%

Total expenses	1,769,272	632,610	1,136,662	179.7%
Income (loss) from operations	2,939,232	35,715	2,903,517	8129.7%
Realized gains (losses) on investments and other	3,027,959	—	3,027,959	100.0%
Unrealized gains (losses) on investments and other	(2,958,937)	585,719	(3,544,656)	(605.2)%

Net income (loss)	3,008,254	621,434	2,386,820	384.1%
Less: net income (loss) attributable to non-controlling interests	68	75	(7)	(9.3)%

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$3,008,186	$621,359	$2,386,827	384.1%

Revenues

Interest Income

        Interest income increased $4,040,179, primarily attributable to increased investments in 2012.

Expenses

Interest Expense

        Interest expense increased $138,453, primarily attributable to new borrowings on our credit facility entered into in the first quarter 2012.

Advisory Fees—Related Party

        Advisory fees—related party increased $448,680 related to increased capital raising and investment activity.

General and Administrative Expenses

        General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our Company. The increase was primarily attributable to an increase in capital raising and investment activity.

Realized Gains (Losses) on Investments and Other

        The realized gains recorded in the second quarter 2012 related to the sale of two CRE securities.

Unrealized Gains (Losses) on Investments and Other

        Unrealized (losses) is related to the reversal of unrealized gains that were previously recorded on the two CRE securities that were sold in the second quarter 2012.

Comparison of the Six Months Ended June 30, 2012 to June 30, 2011

	Six Months Ended June 30,		Increase (decrease)
	2012	2011	Amount	%
Revenues
Interest income	$7,272,224	$1,041,791	$6,230,433	598.1%

Total revenues	7,272,224	1,041,791	6,230,433	598.1%
Expenses
Interest expense	613,749	447,498	166,251	37.2%
Advisory fees—related party	818,018	80,245	737,773	919.4%
General and administrative expenses	1,394,043	576,884	817,159	141.7%

Total expenses	2,825,810	1,104,627	1,721,183	155.8%
Income (loss) from operations	4,446,414	(62,836)	4,509,250	7176.2%
Realized gains (losses) on investments and other	3,027,959	—	3,027,959	100.0%
Unrealized gains (losses) on investments and other	(2,456,869)	581,312	(3,038,181)	(522.6)%

Net income (loss)	5,017,504	518,476	4,499,028	867.7%
Less: net income (loss) attributable to non-controlling interests	132	59	73	123.0%

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$5,017,372	$518,417	$4,498,955	867.8%

Revenues

Interest Income

        Interest income increased $6,230,433, primarily attributable to increased investments in 2012.

Expenses

Interest Expense

        Interest expense increased $166,251, primarily attributable to new borrowings on our credit facility entered into in the first quarter 2012.

Advisory Fees—Related Party

        Advisory fees—related party increased $737,773 related to increased capital raising and investment activity.

General and Administrative Expenses

        General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our Company. The increase was primarily attributable to an increase in capital raising and investment activity.

Realized Gains (Losses) on Investments and Other

        The realized gains recorded in 2012 related to the sale of two CRE securities.

Unrealized Gains (Losses) on Investments and Other

        Unrealized gains (losses) is related to the reversal of unrealized gains that were previously recorded on the two CRE securities that were sold in the second quarter 2012.

Liquidity and Capital Resources

        We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to originate and acquire CRE debt investments, CRE securities and select CRE equity investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. For the six months ended June 30, 2012, we sold 17,015,140 shares in our Offering generating gross proceeds of $169 million. From inception through June 30, 2012, we have raised gross proceeds of $325 million from our Offering, including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc., or the Merger Transaction. As of June 30, 2012, we held $48 million of unrestricted cash. Since quarter end, we have executed $51 million principal amount of CRE debt originations.

        On February 29, 2012, NSREIT WF Loan, LLC, or NSREIT WF, an indirect wholly-owned subsidiary of ours, entered into a Master Repurchase and Securities Contract with Wells Fargo Bank, National Association, or our Wells Facility. Our Wells Facility provides up to $100 million to finance first mortgage loans secured by commercial real estate and has an initial term of two years, with two one-year extensions at our option, subject to the satisfaction of certain conditions. During the initial term, our Wells Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments. Borrowings under our Wells Facility accrue interest at a range of one-month LIBOR plus 2.5% to 3.0%, with advance rates of up to 75%, depending on asset type, subject to adjustment. Beginning 90 days from the closing date of our Wells Facility, we were required to pay monthly in arrears a non-utilization fee equal to 0.25% on the unused portion of our Wells Facility, unless the unused portion is less than $30.0 million. Given our rapid deployment of capital and resulting borrowings under our Wells Facility, we incurred an immaterial amount of non-utilization fees for the period beginning 90 days after the closing of our Wells Facility to June 30, 2012.

        As of June 30, 2012, we held $126 million principal amount of CRE debt investments financed with $75 million, resulting in a weighted average leveraged yield to maturity of 16.3%.

        In connection with our Wells Facility, we entered into a guaranty agreement under which we guarantee certain obligations under our Wells Facility. Additionally, our OP provided a pledge and security agreement over its interest in NSREIT WF. Our Wells Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We have also agreed to guarantee certain obligations under our Wells Facility if we or an affiliate of ours engages in certain customary bad acts.

        Our Wells Facility contains a liquidity covenant that requires NSREIT WF to maintain at least $5 million and a maximum of $15 million in unrestricted cash or cash equivalents at all times during the term of our Wells Facility. As of June 30, 2012, we were in compliance with this covenant. Our

Wells Facility also requires the maintenance of a loan-to-collateral value ratio that may require us to provide additional collateral or make cash payments. As of June 30, 2012, we were not required to post additional collateral or make cash payments to maintain such ratio. As of June 30, 2012, we had $75 million outstanding under our Wells Facility.

        If we are unable to continue to raise funds in our Offering or from borrowings, we will be unable to make new investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-offered REIT, regardless of whether we are able to continue to raise funds in our Offering. Our inability to continue to raise funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

        Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 75% of our tangible assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. As of June 30, 2012, our leverage was 32%, which is well below the maximum allowed by our charter.

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

Cash Flows

Six months ended June 30, 2012 compared to June 30, 2011

        Net cash provided by operating activities for the six months ended June 30, 2012 was $3,666,067 compared to $108,147 for the six months ended June 30, 2011. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity offset by fees paid to our Advisor for the management of our investments.

        Net cash (used in) investing activities for the six months ended June 30, 2012 was $201,112,601 compared to $19,857,400 for the six months ended June 30, 2011. Net cash (used in) investing activities for the six months ended June 30, 2012 related to the origination of nine CRE debt investments offset by the sale of two CRE securities. Net cash (used in) investing activities for the six months ended June 30, 2011 related to the origination of two CRE debt investments.

        Net cash provided by financing activities for the six months ended June 30, 2012 was $191,190,318 compared to $23,382,403 for the six months ended June 30, 2011. Net cash provided by financing activities in 2012 related to the net proceeds from the issuance of common stock through our Offering and borrowings under our Wells Facility, offset by the repayment of secured term loans, distributions paid on our common stock and share repurchases. Net cash provided by financing activities in 2011 related to the net proceeds from the issuance of common stock through our Offering offset by distributions paid on our common stock and share repurchases.

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

        Our Advisor and certain affiliates of our Advisor are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to our Company. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee, asset management fee or disposition fee. We will reimburse our Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of our assets for that period.

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

        The following table summarizes the fees and reimbursements incurred to our Advisor for the three and six months ended June 30, 2012 and 2011 and the amounts payable at June 30, 2012 and December 31, 2011:

						Due to related party at
		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Location					June 30, 2012	December 31, 2011
Type of Fee or Reimbursement		2012	2011	2012	2011
Organization and offering costs
Organization	General and administrative expenses	$118,074	$175,545	$269,875	$261,907	$—	$23,514
Offering	Cost of capital	767,705	96,833	1,754,694	133,449	—	937,597
Operating costs(1)	General and administrative expenses	762,739	157,669	1,097,778	288,313	653,137	230,985
Advisory fees
Asset management	Advisory fees—related party	511,343	62,663	818,018	80,245	234,982	—
Acquisition(2)	Real estate debt investments, net	2,321,300	151,074	2,576,800	198,574	—	96,850
Disposition(3)	Real estate debt investments, net	—	—	—	—	—	—
Selling commissions/dealer manager fees	Cost of capital	8,678,430	1,726,575	16,077,518	2,644,340	—	—

Total						$888,119	$1,288,946

(1)
As of June 30, 2012, our Advisor has incurred unreimbursed operating costs of $4,548,725 on behalf of us, of which $3,895,588 has not yet been allocated per the 2%/25% Guidelines.

(2)
Acquisition fees are amortized to interest income over the life of the investment using the effective interest method and are included in real estate debt investments, net on the consolidated balance sheets.

(3)
Disposition fees are amortized to interest income over the life of the investment using the effective interest method and are included in real estate debt investments, net on the consolidated balance sheets. Disposition fees incurred to our Advisor are offset by exit fees expected to be received from our borrowers.

        We are party to a Second Amended and Restated Distribution Support Agreement, or the Distribution Support Agreement, with our Sponsor pursuant to which our Sponsor has committed to purchase up to $10 million of shares of our common stock if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. For the six months ended June 30, 2012 and 2011, our Sponsor purchased 212,822 and 102,004 shares, respectively, of our common stock at a price of $9.00 per share related to this arrangement for a price of $1,915,398 and $918,036, respectively.

Recent Developments

Offering Proceeds

        For the period from July 1, 2012 to August 9, 2012, we sold 5,321,657 shares of common stock pursuant to our Offering generating gross proceeds of $53.2 million.

Distributions

        On August 8, 2012, our board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended December 31, 2012. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on October 1, 2012, November 1, 2012 and December 3, 2012.

Sponsor Purchase of Common Stock

        On August 8, 2012, our board of directors approved the sale of 41,956 shares of our common stock to our Sponsor, at a price of $9.00 per share. In connection with this commitment and including our Sponsor's purchase of shares approved on August 8, 2012, our Sponsor will have purchased 507,980 shares in the aggregate for $4.6 million.

Share Repurchase Program

        We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. However, we are not obligated to repurchase shares under this share repurchase program. On July 20, 2012, we repurchased 15,725 shares for a total of $156,428 or $9.95 per share.

Advisory Agreement

        On July 18, 2012, the advisory agreement, as amended, or our Advisory Agreement, among us, our OP, our Advisor and our Sponsor was renewed through July 18, 2013 upon terms identical to those in effect through July 18, 2012. Pursuant to our Advisory Agreement, our Advisor will continue to perform day-to-day operational and administrative services for us, including services relating to our current public offering, asset management services, acquisition services and stockholder services.

        Then, on August 8, 2012, we amended our Advisory Agreement to change the calculation of asset management fees to prorate the asset management fees for each investment based on the number of days during the applicable period that we own such investment.

Citibank Facility

        On July 18, 2012, NSREIT CB Loan, LLC, or NSREIT CB, an indirect wholly-owned subsidiary of ours, entered into a Master Repurchase Agreement with Citibank, N.A., or our Citi Facility. Our Citi Facility provides up to $50 million to finance first mortgage loans and senior loan participations secured by commercial real estate.

        Interest rates and advance rates will depend upon asset type and characteristics. The initial maturity date of our Citi Facility is July 18, 2014, with three, one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions set forth in our Citi Facility. During the initial term, our Citi Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.

        In connection with our Citi Facility, we agreed to guarantee certain obligations of our Citi Facility if we or any of our affiliates engages in certain customary bad acts. Our Citi Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, NSREIT CB must maintain at least $3.75 million and a maximum of $7.5 million in unrestricted cash at all times during the term of our Citi Facility.

        Subsequent to quarter end, we borrowed $25.0 million under our Citi Facility.

Doral Facility

        On July 31, 2012, NSREIT DOR Loan, LLC, or NSREIT DOR, an indirect wholly-owned subsidiary of ours, entered into a Credit and Security Agreement with Doral Bank, or our Doral Facility. Our Doral Facility provides up to $40 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate.

        Interest rates and advance rates will depend upon asset type and characteristics. The initial maturity date of our Doral Facility is July 30, 2015, with three, one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions set forth in our Doral Facility. During the initial term, our Doral Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.

        In connection with our Doral Facility, our OP agreed to guarantee interest payments and the obligations under our Doral Facility if either we or our affiliates engage in certain customary bad acts. In addition, our OP pledged its interests in NSREIT DOR as collateral. Our Doral Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, our OP must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash or other eligible investments, at all times during the term of our Doral Facility.

        Simultaneous with the closing, we borrowed $40 million under our Doral Facility.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

        We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of our Company in particular. We compute funds from operations, or FFO, in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with generally accepted accounting principles, or U.S. GAAP), excluding gains (losses) from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable properties owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. We believe FFO, a non-GAAP measure, is an appropriate measure of the operating performance of a REIT and of our company in particular.

        Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when the company is seeking to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.

        Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flows. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flows and therefore the potential distributions to stockholders. However, almost always, we earn origination fees from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flows would be minimal.

        Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as modified funds from operations, or MFFO, and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us.

        The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) from operations over the life of our company.

        MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP.

        We compute MFFO in accordance with the definition established by the IPA. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

  •
  acquisition fees and expenses;

  •
  non-cash amounts related to straight-line rent and the amortization of above or below market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under U.S. GAAP to a cash basis of accounting);

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

        Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the accretion of a discount and amortization of a premium on debt and security investments, amortization of fees, any unrealized gains (losses) on derivatives, security investments or other, as well as other adjustments.

        MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based upon discounting the expected future cash flows of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded. Due to our limited life, any loan loss reserves recorded may be difficult to recover.

        We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and investors in assessing our future operating performance once our organization and offering, and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.

        However, MFFO does have certain limitations. For instance, the effect of any accretion or amortization on investments originated or acquired at a discount or premium, respectively, are not reported in MFFO. In addition, realized gains (losses) from acquisition to dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Investors should note that any cash gains generated from the sale of investments would generally be used to fund new investments.

        Neither FFO nor MFFO is equivalent to net income (loss) or cash from operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO are necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

        Set forth below is a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Funds from Operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$3,008,186	$621,359	$5,017,372	$518,417

Funds from Operations	$3,008,186	$621,359	$5,017,372	$518,417

Modified Funds from Operations:
Funds from Operations	$3,008,186	$621,359	$5,017,372	$518,417
Amortization of premiums, discounts and fees on investments	(10,197)	37,981	(1,237)	69,906
Realized (gains) losses on investments and other(1)	(3,027,959)	—	(3,027,959)	—
Unrealized (gains) losses from fair value adjustments	2,958,937	(585,719)	2,456,869	(581,312)

Modified Funds from Operations	$2,928,967	$73,621	$4,445,045	$7,011

(1)
On June 14, 2012, we sold two CRE securities generating gross sales proceeds of $32.4 million, representing a realized gain of $3.0 million that is excluded from MFFO.

Distributions Declared and Paid

        We generally pay distributions on a monthly basis based on daily record dates. Since the commencement of our operations on October 18, 2010 through June 30, 2012, we have paid distributions at an annualized distribution rate of 8% based on a purchase price of $10.00 per share of our common stock.

        The following summarizes distributions declared for the six months ended June 30, 2012, the year ended December 31, 2011 and from inception through June 30, 2012:

	Distributions(1)
				Cash Flow from Operations(2)	Funds from Operations(2)
Period	Cash	DRP	Total
Six months ended June 30, 2012	$5,684,555	$3,795,000	$9,479,555	$3,666,067	$5,017,372
Year ended December 31, 2011	3,885,336	1,770,350	5,655,686	1,175,030	1,598,017
Inception through June 30, 2012(3)	10,961,771	5,743,045	16,704,816	4,788,820	8,925,511

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Contains reclassifications to conform with our consolidated financial statements on Form 10-K for the year ended December 31, 2011.

(3)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to the Merger Transaction.

        The distributions in excess of our cash flow from operations were paid using Offering proceeds, including from the purchase of additional shares by our Sponsor. Over the long-term, however, we expect that our distributions will be paid entirely from cash flow from operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. As a result, future distributions declared and paid may exceed cash flow from operations.

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

        Our CRE debt and security investments bear interest at either a floating or fixed-rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR, and typically reprice every 30 days based on LIBOR in effect at the time. Currently, all of our floating-rate CRE debt investments have a fixed minimum LIBOR rate. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.

        Changes in interest rates could affect the value of our fixed-rate CRE debt and security investments. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate assets in order to adjust their yields to current market levels.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of June 30, 2012, all of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our one CRE security was fixed rate, so a hypothetical 100 basis point increase in interest rates would decrease net income by $385,000.

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

Credit Risk

        Credit risk in our CRE debt and security investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2012, one CRE debt investment contributed more than 10% of total revenue.

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

        Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. While we anticipate over the long-term being able to generate sufficient cash flow from operations to fully cover our distributions until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the six months ended June 30, 2012, we declared distributions of $9,479,555 as compared to cash flow from operations of $3,666,067. The remaining $5,813,488, or 61%, was paid using proceeds from our Offering, including from the purchase of shares by our Sponsor. In addition, for the year ended December 31, 2011, we declared distributions of $5,655,686 as compared to cash flow from operations of $1,175,030. The remaining $4,480,656, or 79%, was paid using proceeds from our Offering, including from the purchase of shares by our Sponsor. Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor has agreed to purchase up to $10,000,000 of shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders and has, in fact, purchased $4.2 million of shares of our common stock as of June 30, 2012. The sale of these shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

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

        As of June 30, 2012, excluding proceeds raised from the Merger Transaction, we issued the following common shares and raised the following proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	29,425,346	$293,171,419
DRP	507,201	4,818,415

Total	29,932,547	$297,989,834

        As of June 30, 2012, we repurchased 103,750 shares for an average price of $9.62 per share and no share repurchase requests have been unfulfilled.

        As of June 30, 2012, we incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount
Offering costs to related parties(1)	$31,716,860

(1)
Comprised of $19.6 million in selling commissions, $8.7 million in dealer manager fees and $3.4 million in other offering costs. $21.8 million of these costs have been reallowed to third parties.

        From the commencement of our Offering through June 30, 2012, the net proceeds to us from our Primary Offering, after deducting the total expenses incurred described above, were $265,274,875. From the commencement of our Offering through June 30, 2012, we used proceeds of $231,254,945 principal amount to originate CRE debt investments net of financing, $2,720,000 to purchase a CRE security and $3,304,874 to pay our Advisor acquisition fees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        For the three months ended June 30, 2012, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	71,075	$9.63	(1)
May 1 to May 31	—	—	(1)
June 1 to June 30	—	—	(1)

Total	71,075	$9.63

(1)
We adopted a share repurchase program effective July 19, 2010 which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by our board of directors, in its sole discretion, and after receiving written notice from the stockholder. We are not obligated to repurchase shares under this share repurchase program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share repurchase program to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our share repurchase program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 26, 2010)
3.2		Bylaws of NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-157688))
10.1
Master Repurchase Agreement, dated as of July 18, 2012, between NS REIT CB Loan, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)
10.2
Limited Guaranty, made as of July 18, 2012, by NorthStar Real Estate Income Trust, Inc., for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)
10.3
Credit and Security Agreement, dated as of July 31, 2012, by and between NS REIT DOR Loan, LLC and Doral Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference)
10.4
Guaranty, made as of July 31, 2012, by NorthStar Real Estate Income Operating Partnership, LP, in favor of Doral Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference)
10.5
Amendment No. 1 to the Second Amended and Restated Distribution Support Agreement, dated as of April 11, 2012, by and between NorthStar Realty Finance Corp. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.14 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)
10.6	*
Amendment No. 3 to the Advisory Agreement, dated as of August 8, 2012, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp.
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
101	**	The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Equity as of June 30, 2012 (unaudited) and December 31, 2011; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements (unaudited)

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
Date: August 13, 2012	By:	/s/ DAVID T. HAMAMOTO
		Name:	David T. Hamamoto
		Title:	Chairman and Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer