Form 10-Q
period 2012-09-30
NorthStar Real Estate Income Trust, Inc.
filed 2012-11-13
CIK 1455650

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

        The Company has one class of common stock, par value $0.01 per share, 52,452,892 shares outstanding as of November 12, 2012.

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

  •
  our ability to complete securitization transactions on terms that are acceptable to us, or at all, including the securitization transaction that was priced on October 26, 2012;

  •
  our ability to realize the value of the bonds retained in our securitization transaction;

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash	$176,060,109	$53,859,334
Restricted cash	65,300,098	6,699,481
Real estate securities, available for sale	3,364,728	34,745,604
Real estate debt investments, net (see Note 7)	357,372,143	72,937,316
Receivables, net	4,429,179	1,087,677
Deferred costs and other assets, net	1,444,604	35,636

Total assets	$607,970,861	$169,365,048

Liabilities
Borrowings	$144,577,190	$24,061,212
Due to related party	2,592,384	1,288,946
Accounts payable and accrued expenses	337,464	412,568
Escrow deposits payable	64,811,163	6,699,481
Distribution payable	2,843,120	996,287

Total liabilities	215,161,321	33,458,494
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders' Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 45,548,279 and 15,846,892 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	455,482	158,468
Additional paid-in capital	402,809,006	138,967,790
Retained earnings (accumulated deficit)	(10,895,216)	(3,317,122)
Accumulated other comprehensive income (loss)	435,704	93,071

Total NorthStar Real Estate Income Trust, Inc. stockholders' equity	392,804,976	135,902,207
Non-controlling interests	4,564	4,347

Total equity	392,809,540	135,906,554

Total liabilities and equity	$607,970,861	$169,365,048

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Interest Income
Interest income	$7,838,134	$834,257	$15,110,358	$1,876,048
Interest expense	1,065,968	227,480	1,679,717	674,978

Net interest income	6,772,166	606,777	13,430,641	1,201,070
Expenses
Advisory fees—related party	1,134,011	84,518	1,952,029	164,763
General and administrative expenses	946,911	152,244	2,340,954	729,128

Total expenses	2,080,922	236,762	4,292,983	893,891
Income (loss) from operations	4,691,244	370,015	9,137,658	307,179
Realized gains (losses) on investments and other	—	—	3,027,959	—
Unrealized gains (losses) on investments and other	—	(278,519)	(2,456,869)	302,793

Net income (loss)	4,691,244	91,496	9,708,748	609,972
Less: net income (loss) attributable to non-controlling interests	74	—	206	59

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$4,691,170	$91,496	$9,708,542	$609,913

Net income (loss) per share of common stock, basic / diluted	$0.12	$0.01	$0.37	$0.11

Weighted average number of shares of common stock outstanding	38,885,153	7,444,451	26,137,409	5,350,793
Distributions declared per share of common stock	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,691,244	$91,496	$9,708,748	$609,972
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	118,976	43,531	342,644	43,531

Total other comprehensive income (loss)	118,976	43,531	342,644	43,531
Comprehensive income	4,810,220	135,027	10,051,392	653,503
Less:
Net income attributable to non-controlling interests	74	—	206	59
Other comprehensive income (loss) attributable to non-controlling interests	2	4	11	4

Comprehensive income attributable to NorthStar Real Estate Income Trust, Inc.	$4,810,144	$135,023	$10,051,175	$653,440

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity
			Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$740,547	$—	$27,548,019	$4,234	$27,552,253

Net proceeds from issuance of common stock	12,507,536	125,075	110,842,614	—	—	110,967,689	—	110,967,689
Proceeds from DRP	153,190	1,532	1,453,776	—	—	1,455,308	—	1,455,308
Shares redeemed for cash	(14,748)	(148)	(147,332)	—	—	(147,480)	—	(147,480)
Issuance and amortization of equity-based compensation	7,500	75	43,194	—	—	43,269	—	43,269
Other comprehensive income (loss)	—	—	—	—	93,071	93,071	10	93,081
Distributions declared	—	—	—	(5,655,686)	—	(5,655,686)	—	(5,655,686)
Net income (loss)	—	—	—	1,598,017	—	1,598,017	103	1,598,120

Balance, December 31, 2011	15,846,892	$158,468	$138,967,790	$(3,317,122)	$93,071	$135,902,207	$4,347	$135,906,554

Net proceeds from issuance of common stock (see Note 7)	29,144,041	291,440	258,592,126	—	—	258,883,566	—	258,883,566
Proceeds from DRP	654,573	6,546	6,211,900	—	—	6,218,446	—	6,218,446
Shares redeemed for cash	(104,727)	(1,047)	(1,006,000)	—	—	(1,007,047)	—	(1,007,047)
Issuance and amortization of equity-based compensation	7,500	75	43,190	—	—	43,265	—	43,265
Other comprehensive income (loss)	—	—	—	—	342,633	342,633	11	342,644
Distributions declared	—	—	—	(17,286,636)	—	(17,286,636)	—	(17,286,636)
Net income (loss)	—	—	—	9,708,542	—	9,708,542	206	9,708,748

Balance, September 30, 2012 (unaudited)	45,548,279	$455,482	$402,809,006	$(10,895,216)	$435,704	$392,804,976	$4,564	$392,809,540

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$9,708,748	$609,972
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and fees on investments	(38,180)	90,707
Amortization of deferred financing costs	151,479	7,884
Interest accretion on investments	(189,436)	—
Realized gain on investments and other	(3,027,959)	—
Unrealized (gains) losses on investments and other	2,456,869	(302,793)
Equity-based compensation	43,265	30,613
Loan acquisition costs	—	(151,074)
Changes in assets and liabilities:
Restricted cash	(488,935)	—
Receivables, net	(1,648,424)	(145,497)
Due to related party	(252,667)	22,752
Accounts payable and accrued expenses	808,067	195,160

Net cash provided by (used in) operating activities	7,522,827	357,724
Cash flows from investing activities:
Origination of real estate debt investments	(284,291,295)	(29,357,400)
Acquisition of real estate securities	—	(2,720,000)
Proceeds from sales of real estate securities	32,378,694	—

Net cash provided by (used in) investing activities	(251,912,601)	(32,077,400)
Cash flows from financing activities:
Net proceeds from issuance of common stock	255,515,990	52,478,103
Proceeds from issuance of common stock, related party	2,293,005	1,634,701
Proceeds from DRP	6,218,446	771,707
Redemption of common stock	(1,007,047)	(147,480)
Distributions paid on common stock	(15,439,803)	(2,834,009)
Repayment of secured term loans	(24,061,212)	—
Borrowings under credit facilities	144,577,190	—
Payment of deferred financing costs	(1,506,020)	—

Net cash provided by (used in) financing activities	366,590,549	51,903,022
Net increase (decrease) in cash	122,200,775	20,183,346
Cash—beginning of period	53,859,334	20,404,832

Cash—end of period	$176,060,109	$40,588,178

Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$58,111,682	$4,945,802
Distribution payable	2,843,120	559,507
Accrued cost of capital (see Note 7)	1,827,598	602,549
Subscriptions receivable, gross	2,728,465	795,000

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

        Substantially all of the Company's business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the Company's operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2012 and December 31, 2011. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.

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

        From inception through September 30, 2012, the Company has raised gross proceeds of $452.3 million from the Offering, including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc. completed on October 18, 2010 as a reverse merger and recapitalization (the "Merger Transaction").

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying unaudited consolidated interim financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC.

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

Reclassifications

        During the fourth quarter 2011, the Company capitalized fees incurred to its Advisor in connection with the origination of CRE debt investments in accordance with accounting standards for loan originations. The deferred CRE debt investment origination costs are amortized as an adjustment to yield using the effective interest method. Such fees were previously expensed. The Company's consolidated financial statements contain immaterial reclassifications of prior period amounts to conform with such presentation. In addition, certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.

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

Real Estate Debt Investments

        CRE debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of September 30, 2012, the Company did not have any impaired CRE debt investments.

Real Estate Securities

        The Company's CRE securities are classified as available for sale on the acquisition date, which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the Company's consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in the Company's consolidated statements of operations. As of September 30, 2012, the Company did not have any CRE securities for which it elected the fair value option.

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

Real Estate Securities

        Interest income is recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which is then applied prospectively or retrospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of September 30, 2012, the Company did not have any impaired CRE debt investments.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        CRE securities for which the fair value option is not elected are periodically evaluated for other-than-temporary impairment ("OTTI"). CRE securities for which the fair value option was elected are not evaluated for OTTI as changes in fair value are recorded in the Company's consolidated statements of operations. Realized losses on such securities are reclassified to realized gains (losses) on investments and other as losses occur. As of September 30, 2012, the Company did not have any OTTI recorded on its CRE security investment.

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

Other

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of the Company's significant accounting policies.

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

Fair Value Hierarchy

        Financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents the Company's financial assets that were

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Real estate securities:
CMBS	$—	$3,364,728	$—	$3,364,728	$—	$34,745,604	$—	$34,745,604

        As of September 30, 2012 and December 31, 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

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

        In the second quarter 2012, the Company sold the only two CRE securities for which the fair value option was elected. As a result, the Company did not have any financial assets or liabilities for which it elected the fair value option as of September 30, 2012.

        For the three and nine months ended September 30, 2012, the Company recorded unrealized gains (losses) of zero and ($2.5) million, respectively, for financial assets for which the fair value option was elected. For the three and nine months ended September 30, 2011, the Company recorded unrealized gains (losses) of ($0.3) million and $0.3 million, respectively, for financial assets for which the fair value option was elected. These amounts are recorded as unrealized gains (losses) on investments and other in the Company's consolidated statements of operations.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

        The following table presents the principal amount, carrying value and fair value for the Company's financial assets and liabilities as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Principal Amount		Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$4,000,000		$3,364,728	$3,364,728	$32,856,000	$34,745,604	$34,745,604
Real estate debt investments, net	357,288,131	(3)	357,372,143	357,288,131	72,807,400	72,937,316	72,807,400
Financial liabilities:(1)
Borrowings	$144,577,190		$144,577,190	$144,577,190	$24,061,212	$24,061,212	$25,451,764

(1)
The fair value of other financial instruments not included in this table are estimated to approximate their carrying amounts.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

(3)
Excludes future funding commitments of $24.2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Real Estate Securities

        CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following is a summary of the Company's CRE securities:

						Weighted Average
				Cumulative Unrealized Gain (Loss) on Investments
	Number	Principal Amount	Amortized Cost		Fair Value	Coupon(1)	Current Yield
CMBS:
September 30, 2012	1	$4,000,000	$2,929,002	$435,726	$3,364,728	5.48%	8.06%
December 31, 2011	3	$32,856,000	$32,195,653	$2,549,951	$34,745,604	5.53%	8.94%

(1)
All CMBS are fixed rate.

        On June 14, 2012, the Company sold two CRE securities for proceeds of $32.4 million. In connection with the sale, the Company recorded a realized gain on investments and other of $3.0 million in its consolidated statement of operations.

        The Company recorded unrealized gains in OCI for the three and nine months ended September 30, 2012 of $0.1 million and $0.3 million, respectively. The Company recorded unrealized gains in OCI for the three and nine months ended September 30, 2011 of $43,531.

        As of September 30, 2012, the contractual maturity of the CRE security was 27 years with an expected life of 4.0 years.

5. Real Estate Debt Investments

        The following is a summary of the Company's CRE debt investments, all of which have been directly originated by the Company, as of September 30, 2012:

					Weighted Average
									Floating Rate as % of Principal Amount
	Number	Principal Amount(1)		Carrying Value	Fixed Rate	Spread Over LIBOR(2)	Current Yield	Initial Maturity
Asset Type:
First mortgage loans	15	$324,884,518		$324,968,531	13.25%	5.95%	8.64%	Feb-15	87.5%
Mezzanine loans	2	56,592,318	(3)	32,403,612	11.50%	10.00%	12.21%	May-13	8.1%

Total/Weighted average	17	$381,476,836		$357,372,143	12.54%	6.01%	8.96%	Nov-14	75.7%

(1)
Includes interest accretion, to the extent applicable.

(2)
All floating-rate loans are subject to a fixed minimum LIBOR rate ("LIBOR floor"). As of September 30, 2012, the weighted average LIBOR floor for all floating-rate loans was 2.12%.

(3)
Includes future funding commitments of $24.2 million which will be funded over the next 12 months.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

        As of September 30, 2012, the Company's weighted average leveraged current yield on its debt investments was 12.8%.

        The following is a summary of the Company's CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2011:

				Weighted Average
							Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value	Spread over LIBOR(1)	Current Yield	Initial Maturity
Asset Type:
First mortgage loans	5	$68,307,400	$68,436,947	4.95%	8.28%	Sep-14	100.0%
Mezzanine loans	1	4,500,000	4,500,369	10.00%	15.15%	Dec-16	100.0%

Total/Weighted average	6	$72,807,400	$72,937,316	5.26%	8.70%	Nov-14	100.0%

(1)
All loans are subject to a LIBOR floor. As of December 31, 2011, the weighted average LIBOR floor for all loans was 3.37%.

        Maturities of principal amount of CRE debt investments as of September 30, 2012 are as follows:

	Initial Maturity		Maturity Including Extensions(1)
October 1 - December 31, 2012	$—		$—
Years Ending December 31:
2013	52,000,000	(2)	—
2014	108,904,518		52,000,000	(2)
2015	215,980,000		—
2016	4,592,318		68,307,400
Thereafter	—		261,169,436

Total	$381,476,836		$381,476,836

(1)
Maturity Including Extensions assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

(2)
Includes future funding commitments of $24.2 million.

Credit Quality Monitoring

        The Company's CRE debt investments are typically first mortgage loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based upon: (i) whether the borrower is currently paying contractual debt service in accordance with its

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

contractual terms, and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity. The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as "performing." The Company will categorize weaker credit quality debt investments that are currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called "performing with a loan loss reserve." The Company's weakest credit quality debt investments will be categorized as a non-performing loan ("NPL"), which is a loan in maturity default and/or is past due at least 90 days on its contractual debt service payments. The Company's definition of an NPL may differ from that of other companies that track NPLs.

        As of September 30, 2012, all of the Company's CRE debt investments were performing in accordance with the terms of the loan agreements and were categorized as performing loans. For the three and nine months ended September 30, 2012, three CRE debt investments contributed more than 10% of interest income.

6. Borrowings

        The following is a summary of the Company's borrowings as of September 30, 2012 and December 31, 2011:

							September 30, 2012		December 31, 2011
	Type		Final Stated Maturity		Contractual Interest Rate		Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities
Loan Facility 1	Partial Recourse	(1)	Feb-16	(2)	2.80%	(3)	$79,768,750	$79,768,750	$—	$—
Loan Facility 2	Partial Recourse	(4)	Jul-17	(5)	3.22%	(6)	25,000,000	25,000,000	—	—
Loan Facility 3	Non-recourse		Jul-18	(7)	4.78	%(8)	39,808,440	39,808,440	—	—

Subtotal credit facilities							144,577,190	144,577,190	—	—
Secured term loans
TALF 1	Non-recourse		Jan-15		3.73%		—	—	11,629,213	11,629,213
TALF 2	Non-recourse		Feb-15		3.69%		—	—	12,431,999	12,431,999

Subtotal secured term loans							—	—	24,061,212	24,061,212

Grand Total							$144,577,190	$144,577,190	$24,061,212	$24,061,212

(1)
Recourse solely with respect to 25% of "core" assets and 100% of "flex" assets, which may only represent 25% of the total credit facility, as such terms are defined in the governing documents.

(2)
The initial maturity date is February 28, 2014, with two, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(3)
Represents the weighted average interest rate as of September 30, 2012. The contractual interest rate depends upon asset type, subject to adjustment, and ranges from one-month LIBOR plus a spread of 2.5% to 3.0%. The Company has also incurred an immaterial amount of non-utilization fees.

(4)
Recourse solely with respect to 25% of the repurchase price for purchased assets with a debt yield equal to or greater than 10% at the time of financing plus 100% of the repurchase price for purchased assets with a debt yield less than 10% at the time of financing.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Borrowings (Continued)

(5)
The initial maturity date is July 18, 2014, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(6)
Represents the weighted average interest rate as of September 30, 2012. The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus a spread of 2.0% to 4.0%.

(7)
The initial maturity date is July 30, 2015, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(8)
Represents the weighted average interest rate as of September 30, 2012. The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus a spread of 3.95% to 5.95%.

        On June 14, 2012, the Company repaid in full the secured term loans that were used to finance two CRE securities.

Loan Facility 1

        On February 29, 2012, an indirect wholly-owned subsidiary of the Company entered into a master repurchase and securities contract ("Loan Facility 1") of $100 million to finance first mortgage loans secured by commercial real estate. In connection with Loan Facility 1, the Company entered into a guaranty agreement, under which the Company guarantees certain obligations under Loan Facility 1. Additionally, the OP provided a pledge and security agreement over its interests in the borrowing subsidiary of the Company. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. The Company has also agreed to guarantee certain customary obligations under Loan Facility 1 if the Company or an affiliate of the Company engages in certain customary bad acts. Loan Facility 1 contains a liquidity covenant that requires the borrowing subsidiary of the Company to maintain at least $5.0 million and a maximum of $15.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 1. In addition, Loan Facility 1 requires the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of September 30, 2012, the Company was not required to post additional collateral or make cash payments to maintain such ratio.

Loan Facility 2

        On July 18, 2012, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement ("Loan Facility 2") of $50 million to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 2, the Company agreed to guarantee certain obligations of Loan Facility 2 if the Company or any of its affiliates engages in certain customary bad acts. Loan Facility 2 contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the borrowing subsidiary of the Company must maintain at least $3.75 million and a maximum of $7.5 million in unrestricted cash at all times during the term of Loan Facility 2.

Loan Facility 3

        On July 31, 2012, an indirect wholly-owned subsidiary of the Company entered into a credit and security agreement ("Loan Facility 3") of $40 million on a non-recourse basis, subject to certain

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Borrowings (Continued)

exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 3, the OP agreed to guarantee interest payments and the obligations under Loan Facility 3 if either the Company or its affiliates engages in certain customary bad acts. In addition, the OP pledged its interests in the borrowing subsidiary of the Company as collateral. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the OP must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash or other eligible investments, at all times during the term of Loan Facility 3.

Summary of Credit Facilities

        As of September 30, 2012, the Company held $252.9 million principal amount of CRE debt investments, financed with $144.6 million under its credit facilities, resulting in a weighted average leveraged current yield of 13.8%.

        During the initial terms, all of the credit facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of September 30, 2012, the Company was in compliance with all of its financial covenants.

7. Related Party Arrangements

NS Real Estate Income Trust Advisor, LLC

        Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, the Advisor receives fees and compensation from the Company. Below is a summary description and table of the fees due to the Advisor.

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

Operating Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect includes the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Arrangements (Continued)

reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee, asset management fee or disposition fee. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the "2%/25% Guidelines"). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

        The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the principal amount funded or allocated for CRE debt originated and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on the Company's debt and security investments (or the Company's proportionate share thereof in the case of a debt investment made through a joint venture).

Asset Acquisition Fee

        The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the principal amount funded or allocated by the Company to originate CRE debt or the amount invested in the case of other real estate investments including acquisition expenses and any financings attributable to such investments. Acquisition fees paid to the Advisor related to the origination of CRE debt investments are included in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, the Advisor, or its affiliates, will also receive a disposition fee of 1.0% of the contract sales price of each CRE debt or select CRE equity investment sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor on debt investments are amortized to interest income over the life of the investment using the effective interest method and included in CRE debt investments, net on the consolidated balance sheets.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Arrangements (Continued)

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

        Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the Primary Offering, all of which are reallowed by the Dealer Manager to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3.0% of gross offering proceeds from the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the DRP.

        The following table presents the fees and reimbursements incurred to the Advisor for the three and nine months ended September 30, 2012 and 2011 and the amounts payable as of September 30, 2012 and December 31, 2011:

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to related party at
						September 30, 2012	December 31, 2011
Type of Fee or Reimbursement	Financial Statement Location	2012	2011	2012	2011
Organization and offering costs
Organization	General and administrative expenses	$87,255	$(39,307)	$357,130	$222,599	$87,255	$23,514
Offering	Cost of capital	1,657,854	529,146	3,412,547	662,596	1,556,015	937,597
Operating costs(1)	General and administrative expenses	748,342	178,893	1,822,759	475,916	697,092	230,985
Advisory fees
Asset management	Advisory fees—related party	1,134,011	84,518	1,952,029	164,763	252,022	—
Acquisition(2)	Real estate debt investments, net	508,000	95,000	3,084,800	293,574	—	96,850
Disposition(3)	Real estate debt investments, net	—	—	—	—	—	—
Selling commissions / Dealer manager fees	Cost of capital	12,213,628	3,130,411	28,291,146	5,774,751	—	—

Total						$2,592,384	$1,288,946

(1)
As of September 30, 2012, the Advisor has incurred unreimbursed operating costs of $4.1 million on behalf of the Company, of which $3.4 million has not yet been allocated per the 2%/25% Guidelines.

(2)
Acquisition fees on debt investments are amortized to interest income over the life of the investment using the effective interest method and are included in real estate debt investments, net on the consolidated balance sheets.

(3)
Disposition fees on debt investments are amortized to interest income over the life of the investment using the effective interest method and are included in real estate debt investments, net on the consolidated balance sheets. Disposition fees incurred to the Advisor are offset by exit fees expected to be received from the Company's borrowers.

Sponsor Purchase of Common Stock

        The Company is party to a Second Amended and Restated Distribution Support Agreement (the "Distribution Support Agreement") with the Sponsor pursuant to which the Sponsor has agreed to purchase up to an aggregate of $10 million in shares of the Company's common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. On April 11, 2012, the Distribution Support Agreement was extended until July 19, 2013. For the three and nine months ended September 30, 2012, the Sponsor purchased 41,956 and 254,778 shares, respectively, of the Company's common stock for $0.4 million and $2.3 million, respectively. For the three and nine months ended September 30, 2011, the Sponsor purchased 79,629 and 181,633 shares, respectively, of the Company's common stock for $0.7 million and $1.6 million, respectively. From inception through September 30, 2012, the Sponsor purchased 507,980 shares for $4.6 million pursuant to the Distribution Support Agreement.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Arrangements (Continued)

        For the three months ended September 30, 2012, the Sponsor is not required to purchase shares in connection with the Distribution Support Agreement.

8. Stockholders' Equity

Common Stock

        For the nine months ended September 30, 2012, the Company sold 29.1 million shares of common stock pursuant to its Primary Offering, generating gross proceeds of $290.6 million. For the year ended December 31, 2011, the Company sold 12.5 million shares of common stock pursuant to its Primary Offering, generating gross proceeds of $124.6 million. From inception through September 30, 2012 and excluding proceeds raised from the Merger Transaction, the Company sold 41.9 million shares of common stock pursuant to its Primary Offering, generating gross proceeds of $417.7 million.

Distribution Reinvestment Plan

        The Company has adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares sold pursuant to the DRP will be priced at the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its organization and offering stage. The organization and offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offerings, and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The Company's board of directors may amend or terminate the DRP for any reason upon ten-days' notice to participants. For the nine months ended September 30, 2012, the Company sold 0.7 million shares totaling $6.2 million of proceeds pursuant to the DRP. For the year ended December 31, 2011, the Company sold 0.2 million shares totaling $1.5 million of proceeds pursuant to the DRP. From inception through September 30, 2012 and excluding proceeds raised from the Merger Transaction, the Company sold 0.8 million shares totaling $7.7 million of proceeds pursuant to the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Stockholders' Equity (Continued)

Distributions

        Distributions to stockholders are declared quarterly by the Company's board of directors and are paid monthly based on a daily amount of $0.002185792 per share. The following table presents distributions declared for the nine months ended September 30, 2012:

	Distributions(1)
Period	Cash	DRP	Total
January	$716,208	$428,126	$1,144,334
February	755,997	477,595	1,233,592
March	905,776	596,606	1,502,382
April	982,541	659,062	1,641,603
May	1,125,321	783,322	1,908,643
June	1,198,712	850,289	2,049,001
July	1,362,875	965,385	2,328,260
August	1,537,003	1,098,698	2,635,701
September	1,634,820	1,208,300	2,843,120

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

Share Repurchase Program

        The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by the Company's board of directors, in its sole discretion, and after receiving written notice from the stockholder. The Company is not obligated to repurchase shares under this share repurchase program. For the nine months ended September 30, 2012, the Company repurchased 0.1 million shares for a total of $1.0 million, or an average price of $9.62 per share. For the year ended December 31, 2011, the Company repurchased 14,748 shares for a total of $0.1 million, or $10.00 per share.

9. Equity-Based Compensation

Director's Shares

        On June 7, 2011 and 2012, each of the Company's three independent directors received 2,500 shares of restricted stock in connection with their re-election to the board of directors. The restricted stock will generally vest over four years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director's service as a director due to his or her death or disability; or (ii) a change in control of the Company. Total equity-based compensation cost recognized in connection with the granting of the restricted stock is $0.3 million, which is recorded in general and administrative expenses ratably over the four-year vesting period.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Equity-Based Compensation (Continued)

        For the three and nine months ended September 30, 2012, the Company recognized $16,875 and $43,265 of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations. For the three and nine months ended September 30, 2011, the Company recognized $12,658 and $30,613 of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations.

10. Non-controlling Interests

Operating Partnership

        Non-controlling interests represent the aggregate limited partnership interests in the OP held by limited partners. Income (loss) allocated to the non-controlling interests is based on the limited partners' ownership percentage of the OP. Income (loss) allocated to the operating partnership non-controlling interests for the three and nine months ended September 30, 2012 and 2011 was an immaterial amount.

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

        The following tables present selected results of operations by segment for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$7,735,895	$102,239	$—	$7,838,134
Interest expense	1,065,968	—	—	1,065,968

Net interest income	6,669,927	102,239	—	6,772,166
Expenses	78,886	15,750	1,986,286	2,080,922

Income (loss) from operations	6,591,041	86,489	(1,986,286)	4,691,244

Net income (loss)	$6,591,041	$86,489	$(1,986,286)	$4,691,244

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Segment Reporting (Continued)

Three Months Ended September 30, 2011	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$402,819	$431,438	$—	$834,257
Interest expense	—	227,480	—	227,480

Net interest income	402,819	203,958	—	606,777
Expenses	3,609	875	232,278	236,762

Income (loss) from operations	399,210	203,083	(232,278)	370,015
Unrealized gains (losses) on investments and other	—	(278,519)	—	(278,519)

Net income (loss)	$399,210	$(75,436)	$(232,278)	$91,496

Nine Months Ended September 30, 2012	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$14,125,604	$984,754	$—	$15,110,358
Interest expense	1,241,326	438,391	—	1,679,717

Net interest income	12,884,278	546,363	—	13,430,641
Expenses	102,247	15,750	4,174,986	4,292,983

Income (loss) from operations	12,782,031	530,613	(4,174,986)	9,137,658
Realized gains (losses) on investments and other	—	3,027,959	—	3,027,959
Unrealized gains (losses) on investments and other	—	(2,456,869)	—	(2,456,869)

Net income (loss)	$12,782,031	$1,101,703	$(4,174,986)	$9,708,748

Nine Months Ended September 30, 2011	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$696,777	$1,179,271	$—	$1,876,048
Interest expense	—	674,978	—	674,978

Net interest income	696,777	504,293	—	1,201,070
Expenses	4,641	3,442	885,808	893,891

Income (loss) from operations	692,136	500,851	(885,808)	307,179
Unrealized gains (losses) on investments and other	—	302,793	—	302,793

Net income (loss)	$692,136	$803,644	$(885,808)	$609,972

(1)
Includes corporate level and unallocated general and administrative expenses.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Segment Reporting (Continued)

        For all periods presented above, all interest income was generated from external customers located in the United States.

        The following table presents total assets by segment as of September 30, 2012 and December 31, 2011:

Total Assets	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
September 30, 2012	$447,326,867	$3,376,912	$157,267,082	$607,970,861

December 31, 2011	$80,880,851	$35,429,729	$53,054,468	$169,365,048

(1)
Predominantly includes cash.

12. Subsequent Events

Offering Proceeds

        For the period from October 1, 2012 to November 12, 2012, the Company sold 6.9 million common shares pursuant to its Offering generating gross proceeds of $69.2 million.

Distributions

        On November 8, 2012, the Company's board of directors approved a daily cash distribution of $0.002191781 per share of common stock, which is equivalent to an annual distribution rate of 8%, for each of the three months ended March 31, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on February 1, 2013, March 1, 2013 and April 1, 2013.

Share Repurchase Program

        The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. However, the Company is not obligated to repurchase shares under this share repurchase program. On October 31, 2012, the Company repurchased 36,776 shares for a total of $0.4 million or an average price of $9.91 per share.

NorthStar CMBS Financing Transaction

        On October 26, 2012, the Company priced a $351 million CMBS financing transaction collateralized by CRE debt investments originated by the Company and its Sponsor that is expected to close in November 2012. A total of $228 million of bonds will be issued, representing an advance rate of 65% and a weighted average coupon of LIBOR + 1.63%. The Company will contribute nine real estate debt investments with a $199 million aggregate principal amount and retain an equity interest of $69 million. The Company expects to generate an approximate 15% yield on its invested equity, inclusive of fees and estimated transaction expenses. There is no assurance the Company will realize this expected yield on its invested equity. The Company's actual yield on its invested equity could vary

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Subsequent Events (Continued)

significantly from its expectations. The Company plans to use the proceeds to repay $118 million of borrowings on the credit facilities.

New Investments

        Subsequent to quarter end, the Company originated one first mortgage loan with a principal amount of $22.0 million, resulting in an unleveraged current yield of 8.0%. The Company also acquired three CMBS with an aggregate principal amount of $26.6 million, resulting in a weighted average leveraged current yield of 8.7%.

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

        We generate revenue from net interest income on our CRE debt and security investments. Our income is primarily derived through the difference between revenues and the cost at which we are able to finance our investments.

        We conduct our operations so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Our Investments

        The following table presents our investments as of September 30, 2012:

					Weighted Average
	Number	Principal Amount(1)		Carrying Value	Fixed Rate	Spread over LIBOR(2)	Current Yield	Floating Rate as % of Principal Amount
Asset Type:
CRE Debt
First mortgage loans	15	$324,884,518		$324,968,531	13.25%	5.95%	8.64%	87.5%
Mezzanine loans	2	56,592,318	(3)	32,403,612	11.50%	10.00%	12.21%	8.1%

Total CRE Debt	17	381,476,836		357,372,143	12.54%	6.01%	8.96%	75.7%
CRE Securities
CMBS	1	4,000,000		3,364,728	5.48%	N/A	8.06%	0.0%

Total CRE Securities	1	4,000,000		3,364,728	5.48%	N/A	8.06%	0.0%

Total/Weighted average	18	$385,476,836		$360,736,871	12.15%	6.01%	8.95%	74.9%

(1)
Includes interest accretion, to the extent applicable.

(2)
All floating-rate CRE debt investments are subject to a fixed minimum LIBOR rate, or floor, with a weighted average floor of 2.12% as of September 30, 2012.

(3)
Includes future funding commitments of $24.2 million which will be funded over the next 12 months.

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

Real Estate Securities

        Our CRE securities business is focused on investing in and asset managing a wide range of CRE securities, including CMBS and may include unsecured REIT debt, collateralized debt obligation notes, or CDO notes, primarily backed by CRE securities and debt and other securities. We would expect substantially all of our CRE securities to have explicit credit ratings assigned by at least one of the major rating agencies (Moody's Investors Service, Standard & Poor's, Fitch Ratings, Morningstar, DBRS or Kroll) and would typically be originally rated investment grade.

Profitability and Performance Metrics

        We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see "Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations" for a description of these metrics), to evaluate the profitability and performance of our business.

Outlook and Recent Trends

        In the first half of 2011, liquidity began to return to the commercial real estate finance markets and capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30 billion in non-agency CMBS issuance that were completed in 2011. Credit started to contract in mid-2011 as the European debt woes began to unfold resulting in severe market volatility.

        Global financial markets continue to be strained in 2012 and we expect that the commercial real estate finance markets will continue to be volatile in the near term due to anemic United States economic growth, continued high levels of unemployment and global market instability, along with the risk of maturing CRE debt that will have difficulties being refinanced. There was a coordinated effort to stimulate growth by several of the world's largest central banks through massive injections of stimulus in the financial markets in September 2012 which will also have the likely impact of keeping interest rates low for the near and intermediate term.

        It is currently estimated that $1.3 trillion of CRE debt will mature in the next three years and $2.1 trillion will mature through 2017. While there is increased demand among lenders to provide such financing, we still anticipate that many of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. The capital markets are opening up as evidenced by our recent CMBS financing transaction, or the NorthStar CMBS Financing Transaction. Refer to

"Financing Strategy" for additional details. The recent stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Through September 30, 2012, there have been $31 billion in non-agency CMBS issuance. We expect the second half of 2012 to be better than the first half. Originally $35 billion of total non-agency CMBS issuance was projected for 2012 and now many industry experts are predicting that to be $40 to $45 billion.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. Despite the difficult United States and global economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. In 2012 and going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues and our originations and acquisitions of CRE debt, CRE securities and select CRE equity investments will reflect valuations that have already adjusted to post-recession pricing.

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

        In 2012, we began using secured term credit facilities provided by major financial institutions to partially finance new investments. These credit facilities provide up to an aggregate of $190 million to finance first mortgage loans and senior loan participations secured by commercial real estate. As of September 30, 2012, we had $145 million outstanding under our credit facilities. In October 2012, we priced the NorthStar CMBS Financing Transaction that provides long-term, non-recourse, non-mark-to-market financing for the debt investments we will contribute to the transaction. These debt investments that will be contributed to the NorthStar CMBS Financing Transaction are currently financed on our credit facilities.

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

Critical Accounting Policies

Real Estate Debt Investments

        CRE debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of September 30, 2012, we did not have any impaired CRE debt investments.

Real Estate Securities

        All of our CRE securities are classified as available for sale on the acquisition date, which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in our consolidated statements of operations. As of September 30, 2012, we did not have any CRE securities for which we elected the fair value option.

Revenue Recognition

Real Estate Debt Investments

        Interest income is recognized on an accrual basis and any related discount, premium, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations.

Real Estate Securities

        Interest income is recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which is then applied prospectively or retrospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of ours is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of September 30, 2012, we did not have any impaired CRE debt investments.

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

Real Estate Securities

        CRE securities for which the fair value option is not elected are periodically evaluated for other-than-temporary impairment, or OTTI. CRE securities for which the fair value option was elected are not evaluated for OTTI as changes in fair value are recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gains (losses) on investments and other as losses occur. As of September 30, 2012, we did not have any OTTI recorded on our CRE security investment.

Other

        Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of our critical accounting policies.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 to September 30, 2011

	Three Months Ended September 30,		Increase (decrease)
	2012	2011	Amount	%
Net Interest Income
Interest income	$7,838,134	$834,257	$7,003,877	839.5%
Interest expense	1,065,968	227,480	838,488	368.6%

Net interest income	6,772,166	606,777	6,165,389	1,016.1%
Expenses
Advisory fees—related party	1,134,011	84,518	1,049,493	1,241.7%
General and administrative expenses	946,911	152,244	794,667	522.0%

Total expenses	2,080,922	236,762	1,844,160	778.9%
Income (loss) from operations	4,691,244	370,015	4,321,229	1,167.9%
Unrealized gains (losses) on investments and other	—	(278,519)	278,519	100.0%

Net income (loss)	4,691,244	91,496	4,599,748	5,027.3%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2012 and 2011. Amounts presented have been impacted by the timing of new investments during the period.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$331,921,978	$7,735,895	9.32%	$24,508,627	$402,819	6.57%
CRE securities	2,904,327	102,239	14.08%	30,862,021	431,438	5.59%

	$334,826,305	$7,838,134	9.36%	$55,370,648	$834,257	6.03%

Interest-bearing liabilities:
Credit facilities	$109,810,470	$1,065,968	3.88%	$—	$—	—
Secured term loans	—	—	—	24,061,212	227,480	3.78%

	$109,810,470	$1,065,968	3.88%	$24,061,212	$227,480	3.78%

Net interest income		$6,772,166			$606,777

(1)
Based on amortized cost for CRE debt and security investments and principal amount for credit facilities and secured term loans. All are calculated based on quarterly averages.

(2)
Includes the effect of amortization of premiums or discounts and deferred fees.

(3)
Calculated based on annualized interest income or expense divided by average carrying value.

        Interest income increased $7.0 million, primarily attributable to increased investments in 2012.

        Interest expense increased $0.8 million, primarily attributable to new borrowings on our credit facilities entered into in 2012.

Expenses

Advisory Fees—Related Party

        Advisory fees—related party increased $1.0 million related to increased capital raising and investment activity.

General and Administrative Expenses

        General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our Company. The increase was primarily attributable to an increase in capital raising and investment activity.

Unrealized Gains (Losses) on Investments and Other

        Unrealized (losses) in the third quarter 2011 related to the change in fair value on two real estate securities for which the fair value option was elected. These real estate securities were sold in June 2012.

Comparison of the Nine Months Ended September 30, 2012 to September 30, 2011

	Nine Months Ended September 30,		Increase (decrease)
	2012	2011	Amount	%
Net Interest Income
Interest income	$15,110,358	$1,876,048	$13,234,310	705.4%
Interest expense	1,679,717	674,978	1,004,739	148.9%

Net interest income	13,430,641	1,201,070	12,229,571	1,018.2%
Expenses
Advisory fees—related party	1,952,029	164,763	1,787,266	1,084.7%
General and administrative expenses	2,340,954	729,128	1,611,826	221.1%

Total expenses	4,292,983	893,891	3,399,092	380.3%
Income (loss) from operations	9,137,658	307,179	8,830,479	2,874.7%
Realized gains (losses) on investments and other	3,027,959	—	3,027,959	100.0%
Unrealized gains (losses) on investments and other	(2,456,869)	302,793	(2,759,662)	(911.4)%

Net income (loss)	9,708,748	609,972	9,098,776	1,491.7%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2012 and 2011. Amounts presented have been impacted by the timing of new investments and repayments during the period.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$208,817,450	$14,125,604	9.02%	$13,429,938	$696,777	6.92%
CRE securities	17,549,990	984,754	7.48%	30,192,876	1,179,271	5.21%

	$226,367,440	$15,110,358	8.90%	$43,622,814	$1,876,048	5.73%

Interest-bearing liabilities:
Credit facilities	$54,905,235	$1,241,326	3.01%	$—	$—	—
Secured term loans	12,030,606	438,391	4.86%	24,061,212	674,978	3.74%

	$66,935,841	$1,679,717	3.35%	$24,061,212	$674,978	3.74%

Net interest income		$13,430,641			$1,201,070

(1)
Based on amortized cost for CRE debt and security investments and principal amount for credit facilities and secured term loans. All are calculated based on quarterly averages.

(2)
Includes the effect of amortization of premiums or discounts and deferred fees.

(3)
Calculated based on annualized interest income or expense divided by average carrying value.

        Interest income increased $13.2 million, primarily attributable to increased investments in 2012.

        Interest expense increased $1.0 million, primarily attributable to new borrowings on our credit facilities entered into in 2012.

Expenses

Advisory Fees—Related Party

        Advisory fees—related party increased $1.8 million related to increased capital raising and investment activity.

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

Liquidity and Capital Resources

        We obtain the capital required to originate and acquire CRE debt investments, CRE securities and select CRE equity investments and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. For the nine months ended September 30, 2012, we sold 30 million shares in our Offering generating gross proceeds of $297 million. From inception through September 30, 2012, we have raised gross proceeds of $452 million from our Offering, including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc., or the Merger Transaction. As of September 30, 2012, we held $176 million of unrestricted cash.

        In the nine months ended September 30, 2012, we entered into three separate credit facilities. Our credit facilities provide up to an aggregate of $190 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depends upon asset type and characteristic. The initial maturity dates of our credit facilities range from February 2014 to July 2015 and all of our credit facilities have extensions available to us at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018. Our credit facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our credit facilities.

        As of September 30, 2012, we held $253 million principal amount of CRE debt investments financed with $145 million under our credit facilities, resulting in a weighted average leveraged current yield of 13.8%.

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

        Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments, which as of September 30, 2012 was 40% and is well below the maximum allowed by our charter.

        In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and NorthStar Realty Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Dealer Manager and our Advisor for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor to the extent that selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.

Cash Flows

Nine Months ended September 30, 2012 compared to September 30, 2011

        Net cash provided by operating activities for the nine months ended September 30, 2012 was $8 million compared to $0.4 million for the nine months ended September 30, 2011. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity offset by fees paid to our Advisor for the management of our investments and other general and administrative expenses related to our business.

        Net cash (used in) investing activities for the nine months ended September 30, 2012 was $252 million compared to $32 million for the nine months ended September 30, 2011. Net cash (used in) investing activities for the nine months ended September 30, 2012 related to the origination of 11 CRE debt investments offset by the sale of two CRE securities. Net cash (used in) investing activities for the nine months ended September 30, 2011 related to the origination of three CRE debt investments and the acquisition of one CRE security.

        Net cash provided by financing activities for the nine months ended September 30, 2012 was $367 million compared to $52 million for the nine months ended September 30, 2011. Net cash provided by financing activities in 2012 related to the net proceeds from the issuance of common stock through our Offering and borrowings under our credit facilities, offset by the repayment of secured term loans, distributions paid on our common stock and share repurchases. Net cash provided by financing activities in 2011 related to the net proceeds from the issuance of common stock through our Offering offset by distributions paid on our common stock and share repurchases.

Off Balance Sheet Arrangements

        We currently have no off balance sheet arrangements.

Related Party Arrangements

        Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of us. For such services, our Advisor receives fees and compensation from us. Below is a summary description and table of the fees due to our Advisor.

        We are obligated to reimburse our Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from our Primary Offering.

        Our Advisor and certain affiliates of our Advisor are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee, asset management fee or disposition fee. We will reimburse our Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% Guidelines.

        Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the principal amount of debt originated and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on our debt and security investments (or our proportionate share thereof in the case of a debt investment made through a joint venture).

        Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the principal amount funded by us to originate CRE debt or the amount invested in the case of other real estate investments including acquisition expenses and any financings attributable to such investments.

        For substantial assistance in connection with the sale of investments, our Advisor, or its affiliates, will also receive a disposition fee of 1.0% of the contract sales price of each CRE debt or select CRE equity investment sold. We will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a CRE debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property.

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

        The following table presents the fees and reimbursements incurred to our Advisor for the three and nine months ended September 30, 2012 and 2011 and the amounts payable as of September 30, 2012 and December 31, 2011:

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to related party at
						September 30, 2012	December 31, 2011
Type of Fee or Reimbursement	Financial Statement Location	2012	2011	2012	2011
Organization and offering costs
Organization	General and administrative expenses	$87,255	$(39,307)	$357,130	$222,599	$87,255	$23,514
Offering	Cost of capital	1,657,854	529,146	3,412,547	662,596	1,556,015	937,597
Operating costs(1)	General and administrative expenses	748,342	178,893	1,822,759	475,916	697,092	230,985
Advisory fees
Asset management	Advisory fees—related party	1,134,011	84,518	1,952,029	164,763	252,022	—
Acquisition(2)	Real estate debt investments, net	508,000	95,000	3,084,800	293,574	—	96,850
Disposition(3)	Real estate debt investments, net	—	—	—	—	—	—
Selling commissions / Dealer manager fees	Cost of capital	12,213,628	3,130,411	28,291,146	5,774,751	—	—

Total						$2,592,384	$1,288,946

(1)
As of September 30, 2012, our Advisor has incurred unreimbursed operating costs of $4.1 million on behalf of us, of which $3.4 million has not yet been allocated per the 2%/25% Guidelines.

(2)
Acquisition fees on debt investments are amortized to interest income over the life of the investment using the effective interest method and are included in real estate debt investments, net on the consolidated balance sheets.

(3)
Disposition fees on debt investments are amortized to interest income over the life of the investment using the effective interest method and are included in real estate debt investments, net on the consolidated balance sheets. Disposition fees incurred to our Advisor are offset by exit fees expected to be received from our borrowers.

        We are party to a Second Amended and Restated Distribution Support Agreement, or the Distribution Support Agreement, with our Sponsor pursuant to which our Sponsor has agreed to purchase up to an aggregate of $10 million in shares of our common stock if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. For the nine months ended September 30, 2012 and 2011, our Sponsor purchased 254,798 and 181,633 shares, respectively, of our common stock at a price of $9.00 per share related to this arrangement for a price of $2.3 million and $1.6 million, respectively.

        For the three months ended September 30, 2012, our Sponsor is not required to purchase shares in connection with the Distribution Support Agreement.

        As part of the NorthStar CMBS Financing Transaction, we will contribute nine real estate debt investments with a $199 million aggregate principal amount and retain an equity interest of $69 million. Our Sponsor will contribute five real estate debt investments with a $152 million aggregate principal amount and retain an equity interest of $54 million. In connection with this transaction, since we and our Sponsor will both be contributing assets into a single securitization, we will enter into an agreement with our Sponsor that provides that we will both receive the economic benefit and bear the economic risk associated with the investments we are each contributing into the securitization. In both cases, our respective retained interests will be subordinate to the interests of the senior bondholders. In the unlikely event that either we or our Sponsor suffers a complete loss of such retained interests, any additional losses would be borne by the remaining retained interests held by us or our Sponsor, as the case may be, prior to the senior bondholders. We maintain effective control of our retained interest in the contributed assets.

Recent Developments

Offering Proceeds

        For the period from October 1, 2012 to November 12, 2012, we sold 6.9 million shares of common stock pursuant to our Offering generating gross proceeds of $69.2 million.

Distributions

        On November 8, 2012, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock, which is equivalent to an annual distribution rate of 8%, for each of the three months ended March 31, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on February 1, 2013, March 1, 2013 and April 1, 2013.

Share Repurchase Program

        We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. However, we are not obligated to repurchase shares under this share repurchase program. On October 31, 2012, we repurchased 36,776 shares for a total of $0.4 million or $9.91 per share.

NorthStar CMBS Financing Transaction

        On October 26, 2012, we priced a $351 million CMBS financing transaction collateralized by CRE debt investments originated by us and our Sponsor that is expected to close in November 2012. A total of $228 million of bonds will be issued, representing an advance rate of 65% and a weighted average coupon of LIBOR + 1.63%. We will contribute nine real estate debt investments with a $199 million aggregate principal amount and retain an equity interest of $69 million. We expect to generate an approximate 15% yield on our invested equity, inclusive of fees and estimated transaction expenses. There is no assurance we will realize this expected yield on our invested equity. Our actual yield on invested equity could vary significantly from our expectations. We plan to use the proceeds to repay $118 million of borrowings on our credit facilities.

New Investments

        Subsequent to quarter end, we originated one first mortgage loan with a principal amount of $22.0 million, resulting in an unleveraged current yield of 8.0%. We also acquired three CMBS with an aggregate principal amount of $26.6 million, resulting in a weighted average leveraged current yield of 8.7%.

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

        MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based upon discounting the expected future cash flows of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded. Due to our limited life, any loan loss reserves recorded may be difficult to recover.

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

        Set forth below is a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Funds from Operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$4,691,170	$91,496	$9,708,542	$609,913

Funds from Operations	$4,691,170	$91,496	$9,708,542	$609,913

Modified Funds from Operations:
Funds from Operations	$4,691,170	$91,496	$9,708,542	$609,913
Amortization of premiums, discounts and fees on investments	(36,943)	20,819	(38,180)	90,707
Realized (gains) losses on investments and other(1)	—	—	(3,027,959)	—
Unrealized (gains) losses from fair value adjustments	—	278,519	2,456,869	(302,793)

Modified Funds from Operations	$4,654,227	$390,834	$9,099,272	$397,827

(1)
On June 14, 2012, we sold two CRE securities generating gross sales proceeds of $32.4 million, representing a realized gain of $3.0 million that is excluded from MFFO.

Distributions Declared and Paid

        We generally pay distributions on a monthly basis based on daily record dates. Since the commencement of our operations on October 18, 2010 through September 30, 2012, we have paid distributions at an annualized distribution rate of 8% based on a purchase price of $10.00 per share of our common stock.

        The following table presents distributions declared for the nine months ended September 30, 2012, the year ended December 31, 2011 and from inception through September 30, 2012:

	Distributions(1)
				Cash Flow from Operations(2)	Funds from Operations(2)
Period	Cash	DRP	Total
Nine months ended September 30, 2012	$10,219,253	$7,067,383	$17,286,636	$7,522,827	$9,708,542
Year ended December 31, 2011	3,885,336	1,770,350	5,655,686	1,175,030	1,598,017
Inception through September 30, 2012(3)	15,496,469	9,015,428	24,511,897	8,645,580	13,616,681

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on income and cash flows and to lower overall borrowing costs. We may utilize a variety of financial instruments, including interest rate caps, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. We will not enter into derivative or interest rate transactions for speculative purposes.

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

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2012, all of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our one CRE security was fixed rate, so a hypothetical 100 basis point increase in interest rates would decrease net income by $1.0 million.

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

Credit Risk

        Credit risk in our CRE debt and security investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2012, three CRE debt investments contributed more than 10% of interest income.

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

        Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. While we anticipate over the long-term being able to generate sufficient cash flow from operations to fully cover our distributions until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the nine months ended September 30, 2012, we declared distributions of $17.3 million as compared to cash flow from operations of $7.5 million. The remaining $9.8 million, or 57%, was paid using proceeds from our Offering, including from the purchase of shares by our Sponsor. In addition, for the year ended December 31, 2011, we declared distributions of $5.7 million as compared to cash flow from operations of $1.2 million. The remaining $4.5 million, or 79%, was paid using proceeds from our Offering, including from the purchase of shares by our Sponsor. Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor has agreed to purchase up to $10 million in shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders and has, in fact, purchased $4.6 million of shares of our common stock as of September 30, 2012. The sale of these shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

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

        As of September 30, 2012, excluding proceeds raised from the Merger Transaction, we sold the following common shares and raised the following proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	41,902,044	$417,675,320
DRP	813,977	7,732,786

Total	42,716,021	$425,408,106

        As of September 30, 2012, we repurchased 119,475 shares for an average price of $9.66 per share and no share repurchase requests have been unfulfilled.

        As of September 30, 2012, we incurred the following costs in connection with the issuance and distribution of the registered securities:

Type of Cost	Amount
Offering costs to related parties(1)	$45,588,343

(1)
Comprised of $28.2 million in selling commissions, $12.4 million in dealer manager fees and $5.0 million in other offering costs. $31.3 million of these costs have been reallowed to third parties.

        From the commencement of our Offering through September 30, 2012, the net proceeds to us from our Primary Offering, after deducting the total expenses incurred described above, were $372.1 million. From the commencement of our Offering through September 30, 2012, we used proceeds of $212.6 million principal amount to originate CRE debt investments net of financing, $2.7 million to purchase a CRE security and $3.8 million to pay our Advisor acquisition fees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        For the three months ended September 30, 2012, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	15,725	$9.95		(1)
August 1 to August 31	—	—		(1)
September 1 to September 30	—	—		(1)

Total	15,725	$9.95

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

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 26, 2010)
3.2	Bylaws of NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-157688))
10.1
Master Repurchase Agreement, dated as of July 18, 2012, between NS REIT CB Loan, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)
10.2
Limited Guaranty, made as of July 18, 2012, by NorthStar Real Estate Income Trust, Inc., for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)
10.3
Credit and Security Agreement, dated as of July 31, 2012, by and between NS REIT DOR Loan, LLC and Doral Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference)
10.4
Guaranty, dated as of July 31, 2012, by NorthStar Real Estate Income Trust Operating Partnership, LP, for the benefit of Doral Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 2, 2012)
10.5
Amendment No. 3 to the Advisory Agreement, dated as of August 8, 2012, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
101**	The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Equity as of September 30, 2012 (unaudited) and December 31, 2011; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements (unaudited)

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

NorthStar Real Estate Income Trust, Inc.
Date: November 13, 2012	By:	/s/ DAVID T. HAMAMOTO
		Name:	David T. Hamamoto
		Title:	Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer