Form 10-K
period 2012-12-31
NorthStar Real Estate Income Trust, Inc.
filed 2013-03-05
CIK 1455650

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-54671

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	26-4141646 (I.R.S. Employer Identification No.)
399 Park Avenue, 18th Floor New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

(212) 547-2600
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

         Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Common Stock, $0.01 par value per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         There is no established trading market for the registrant's common stock, and therefore the aggregate market value of the registrant's common stock held by non-affiliates cannot be determined.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         The Company has one class of common stock, par value $0.01 per share, 71,466,142 shares outstanding as of March 1, 2013.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.

FORM 10-K

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "predict," "continue," "future," or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and loan and security activities. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

  •
  adverse economic conditions and the impact on the commercial real estate industry;

  •
  our ability to successfully complete a continuous, public offering;

  •
  our ability to deploy capital quickly and successfully;

  •
  access to debt capital;

  •
  our liquidity;

  •
  our use of leverage;

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

  •
  the affect of economic conditions on the valuations of our investments;

  •
  our ability to source and close on attractive investment opportunities;

  •
  performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as cash generated from these investments;

  •
  the impact of economic conditions on the borrowers of the commercial real estate debt we originate and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

  •
  our ability to complete securitization transactions on terms that are acceptable to us, or at all;

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

  •
  competition for investment opportunities;

  •
  our ability to complete, in full, the portfolio acquisition of private equity related real estate funds described in this Annual Report on Form 10-K on the terms described;

  •
  regulatory requirements with respect to our business and the related cost of compliance;

  •
  the impact of any conflicts arising among us and our sponsor and its affiliates;

  •
  changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs generally;

  •
  the loss of our exemption from the definition of an "investment company" under the Investment Company Act of 1940, as amended;

  •
  the effectiveness of our portfolio management systems;

  •
  failure to maintain effective internal controls; and

  •
  compliance with the rules governing REITs.

        The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in this Annual Report on Form 10-K beginning on page 11. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1.    Business

        References to "we," "us" or "our" refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.

Overview

        NorthStar Real Estate Income Trust, Inc. is a commercial real estate, or CRE, finance and investment company formed in January 2009. We were organized primarily to originate, acquire and asset manage a diversified portfolio of CRE debt, securities and other select equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities will primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. We commenced our operations in October 2010.

        We are externally managed by NS Real Estate Income Trust Advisor, LLC, or our Advisor, and have no employees. Our Advisor uses the investment and other professionals of NorthStar Realty Finance Corp., or our Sponsor, to manage our business. Our Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.

        Our primary business objectives are to originate and acquire real estate-related investments in order to produce attractive risk-adjusted returns and generate stable cash flows for distribution to our stockholders. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar underwriting and asset management skills as we seek to maximize stockholder value and to protect our capital.

        On March 4, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, to offer a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares can be offered pursuant to our primary offering, or our Primary Offering, and 10,526,315 shares can be offered pursuant to our distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. The SEC declared our registration statement effective on July 19, 2010 and we retained NorthStar Realty Securities, LLC, or our Dealer Manager, and a wholly-owned subsidiary of our Sponsor, to serve as the dealer manager of our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering. Our Primary Offering will end on or before July 19, 2013.

        During 2012, our capital raising efforts picked up significant momentum and we believe that our investment strategy and expertise are the principal drivers of that momentum. In 2012, we raised $443.4 million of capital resulting in an aggregate of $600.1 million raised from inception through December 31, 2012, including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc. completed in October 2010 as a reverse merger and recapitalization, or our Merger Transaction. From inception through March 1, 2013, we raised $713.2 million including proceeds from our Merger Transaction.

        In 2012, we began using credit facilities provided by major financial institutions to finance new investments. Our existing credit facilities include three secured term facilities with an aggregate of $240.0 million to finance loan originations, or our Term Loan Facilities, and two facilities to make new investments in CMBS, or our CMBS Facilities, herein collectively referred to as our Credit Facilities. In November 2012, we closed a capital markets CMBS financing transaction, or our NorthStar CMBS Financing Transaction, which provides long-term, non-recourse, non-mark-to-market financing for a portion of our portfolio and we expect to execute similar transactions to finance our newly originated debt investments that might initially be financed on one of our Credit Facilities.

        As of December 31, 2012, we held $213.7 million of unrestricted cash. As of March 1, 2013, our unrestricted cash is approximately $67.5 million reflecting new investments made and capital raising subsequent to December 31, 2012 and including unfunded commitments and minimum liquidity requirements for our Term Loan Facilities.

        We conduct our operations so as to qualify as a REIT for federal income tax purposes.

Our Investments

        The following table presents our investments as of December 31, 2012:

				Weighted Average
							Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount(1)	Carrying Value(2)	Fixed Rate	Spread over LIBOR(3)	Current Yield(4)
CRE Debt
First mortgage loans	18	$486,991,532	$476,716,605	13.25%	6.14%	8.22%	89.5%
Mezzanine loans	2	56,627,231	37,341,517	11.50%	10.00%	12.12%	8.2%

Total CRE Debt	20	543,618,763	514,058,122	12.47%	6.18%	8.50%	81.0%
CRE Securities
CMBS	4	30,575,000	29,581,840	5.39%	N/A	5.71%	0.0%

Total CRE Securities	4	30,575,000	29,581,840	5.39%	N/A	5.71%	0.0%

Total/Weighted average	24	$574,193,763	$543,639,962	10.39%	6.18%	8.35%	76.7%

(1)
Includes interest accretion, to the extent applicable, and future funding commitments of $29.8 million.

(2)
Certain of our CRE debt and securities investments serve as collateral for financing transactions including carrying value of $194.5 million for our NorthStar CMBS Financing Transaction, $197.6 million for our Term Loan Facilities and $18.2 million for our CMBS Facilities (see Financing Strategy below). The remainder is unleveraged

(3)
All floating-rate CRE debt investments are subject to a fixed minimum LIBOR rate, or floor, with a weighted average floor of 1.61% as of December 31, 2012.

(4)
As of December 31, 2012, the weighted average leveraged current yield on our portfolio was 13.3%.

        The following describes the major CRE asset classes in which we invest and continue to actively manage to maximize stockholder value and to preserve our capital.

Real Estate Debt

        Our CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loan, if desired. Further, it allows us to maintain a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity to earn origination and other fees.

        Our portfolio's diversity across property type and geographic location is presented as follows, based on principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Real Estate Securities

        Our CRE securities business is focused on investing in and asset managing a wide range of CRE securities, including CMBS, unsecured REIT debt, CDO notes backed primarily by CRE securities and debt. Substantially all of our CRE securities have explicit credit ratings assigned by at least one of the major rating agencies (Moody's Investors Services, Standard & Poor's, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies).

Other Select Equity Investments

        We explore other select CRE investments such as our recent commitment to invest in a joint venture owning indirect interests in real estate through private equity real estate funds, or our PE Fund JV. Although it is structured as a preferred equity investment, we categorize it as an equity investment as the underlying collateral in the funds is primarily real estate. In December 2012, we agreed to assume certain rights and obligations under a subscription agreement to acquire an interest in our PE Fund JV. Our PE Fund JV is expected to own approximately 50 fund interests managed by top institutional-quality sponsors with an aggregate reported net asset value, or NAV, of $765.0 million as of June 30, 2012. On February 15, 2013, our PE Fund JV had its initial closing, or Initial Closing, and acquired 18 fund interests representing a NAV of $304.0 million. The total NAV of all funds expected to be contributed in the transaction had an aggregate reported NAV of $804.0 million at June 30, 2012. The amounts funded and total NAV associated with the Initial Closing of our PE Fund JV differ from those previously reported due to additional fund interests anticipated to be acquired. The majority of the remaining fund interests are expected to be acquired by our PE Fund JV in the first quarter 2013. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for additional information regarding the Initial Closing.

Financing Strategy

        We use asset level-financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We pursue a variety of financing arrangements such as our Credit Facilities, CMBS bonds and securitized financing transactions and other term borrowings.

        Although we have a limitation on the maximum leverage for our portfolio, we do not have a targeted debt-to-equity ratio on an asset by asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates.

        In 2012, we began using Credit Facilities provided by major financial institutions to finance new investments. Our Credit Facilities include three secured Term Loan Facilities that provide up to an aggregate of $240.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate, and two CMBS Facilities to finance the acquisition of CMBS. In November 2012, we closed our NorthStar CMBS Financing Transaction, which provides long-term, non-recourse, non-mark-to-market financing for the debt investments we contributed to the transaction. The debt investments contributed to our NorthStar CMBS Financing Transaction were previously financed on our Term Loan Facilities. As of December 31, 2012, we had $114.6 million outstanding under our Term Loan Facilities, $11.7 million outstanding under our CMBS Facilities and $124.7 million issued as part of our NorthStar CMBS Financing Transaction.

Portfolio Management

        Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income. Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by its portfolio management team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor's review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by these credit reviews. During the quarterly credit reviews, or more frequently if necessary, investments may be put on highly-monitored status and identified for possible provision for loan losses based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment. Our Advisor utilizes an experienced portfolio management team that monitors those factors on our behalf.

        Each of our debt investments, while primarily backed by CRE collateral, is unique and requires customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number or type of collateral, macro and local market conditions impacting the supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral. Further, many of our debt investments are considered transitional in nature because the borrower has a business plan to re-position, re-develop or otherwise lease-up the property in order to improve the collateral. At the time of origination, the underlying property may not be sufficient to support current debt service payments. As a result, we will generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason.

Independent Director's Review of Our Policies

        As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation, and determined that they are in the best interests of our stockholders. Our key policies that provide the basis for such determination are summarized herein.

Regulation

        We are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

  •
  regulate our public disclosures, reporting obligations and capital raising activity;

  •
  require compliance with applicable REIT rules;

  •
  establish loan servicing standards;

  •
  regulate credit granting activities;

  •
  require disclosures to customers;

  •
  govern secured transactions; and

  •
  set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices.

        Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE loans.

        We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely on current interpretations of the staff of the SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize refer to Item 1A. "Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations." Further, we intend to continue to operate our business consistent with our original business strategy which we believe will not require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act.

        We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders in an amount equal to or greater than our REIT taxable income. If we fail to continue to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

        In the judgment of management, while we do incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Competition

        We are subject to competition in seeking real estate investments and we compete with many third parties engaged in real estate investment activities including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds and other investors. Some of these competitors, including REITs and private real estate companies and funds, have substantially greater financial resources than we do. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

        Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms.

Employees

        As of December 31, 2012, we have no employees. Our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

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

        Our internet address is www.northstarreit.com/income. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our Audit Committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics as defined in the code.

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

Risks Related to Our Business

The CRE industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.

        Our business and operations are dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. The U.S. economy continues to be challenged. Despite some positive momentum for employment and housing, economic challenges and political gridlock, as well as uncertainty surrounding future tax policy and the ability of the United States to appropriately manage its budget deficits and outstanding debt are weighing on the markets. The inability to appropriately manage the federal budget and address other areas of uncertainty, among other things, could have a negative impact on the U.S. economy which in turn could impact the CRE industry generally and our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of the Euro-zone debt crisis, regional conflict or otherwise, may also have a negative impact on the CRE market domestically. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and acquire other CRE investments and otherwise negatively impacting our operations.

Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our CRE investments and further reduce the value of our investments.

        Challenging economic and financial market conditions may result in delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial loan losses and need to establish significant provision for loan losses even with respect to loans that are performing in accordance with their contractual terms and consequently do not constitute non-performing loans. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in provision for loan losses. The decrease in interest income resulting from a loan default may continue for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal amount, accrued interest and default interest due on a defaulted loan. Legal proceedings, which may include taking title to collateral and bankruptcy proceedings, are expensive and time consuming and may not result in the recovery of our principal. The decrease in interest income and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.

Risks Related to Our Investments

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.

        Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

We have been, and in the future will be, subject to significant competition and we may not be able to compete successfully for investments.

        We have been, and in the future will be, subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2012 and expect that to continue into 2013. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

We may change our investment strategy without stockholder consent and make riskier investments.

        We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.

We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

        Certain of our investments may be secured by a single property or properties in one geographic location. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral. For the year ended December 31, 2012, three CRE debt investments contributed more than 10% of interest income.

We may not be effective originating and managing our investments.

        We originate and generally manage our investments. Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers that hold properties meeting our underwriting standards. Managing these investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses. If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.

The CRE debt we originate and invest in and the mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

        Our CRE debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower's business plan, the borrower's ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

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

  •
  changes in national, international, regional or local economic conditions and/or specific industry segments;

  •
  declines in regional or local real estate values;

  •
  branding, marketing and operational strategies;

  •
  declines in regional or local rental or occupancy rates;

  •
  increases in interest rates;

  •
  natural disasters;

  •
  social unrest and civil disturbances;

  •
  terrorism; and

  •
  increases in costs associated with leasing, renovation and/or construction.

        Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

        Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

  •
  If the value of real property or other assets securing our CRE debt deteriorates.  We expect that our CRE debt and securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. We will not know whether the value of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of the underlying CRE debt and the dates of origination of the mortgage loans ultimately securing our CRE securities, as applicable. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. In this manner, real estate values could impact the value of our CRE debt and securities investments. Our CRE equity investments (investments in real property) may be similarly affected by real estate property values. Therefore, our CRE debt, securities and equity investments will be subject to the risks typically associated with real estate. The majority of our CRE debt investments are fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. For this purpose, we consider CRE debt made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse. We sometimes also originate CRE debt that is secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Mezzanine loans are subject to the additional risk that senior lenders may be directly secured by the real estate assets of the borrowing entity, whereas the mezzanine loans may be secured by ownership interests in the borrower.

  •
  If a borrower or guarantor defaults on recourse obligations under a CRE debt investment.  We sometimes obtain personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or "bad boy" events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen or deteriorates further, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

  •
  Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.  Before making a loan to a borrower, we assess the strength and skills of an entity's management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

  •
  In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our CRE debt.  If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy our CRE debt, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy our CRE debt. In addition, certain of our CRE debt investments are subordinate to other debt of the borrower. If a borrower defaults on our CRE debt or on debt senior to our CRE debt or in the event of a borrower bankruptcy, our CRE debt will be satisfied only after the senior debt, if any. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant monetary costs and delays associated with the process of taking title to collateral. Borrower bankruptcies and litigation relating to our assets have increased appreciably as a result of the recent economic recession, which has required, and continues to require, us to spend significant amounts of money and devote significant senior management resources in order to protect our interests. If the economic markets do not continue to improve, we will continue to experience such costs and delays.

  •
  In the event provisions of our CRE debt agreements are adjudicated to be unenforceable.  Our rights and obligations with respect to our CRE debt investments are governed by loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement or related documentation are unenforceable, such as a loan prepayment provision or the provisions protecting our security interest in the underlying collateral.

Delays in liquidating defaulted CRE debt investments could reduce our investment returns.

        If there are defaults under the agreements securing the collateral of our CRE debt investments, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when we seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for example, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict; we may still incur losses on performing real estate assets.

        Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of the principal repayment.

        In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment, or lease-up of such property. With respect to certain of our CRE investments, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and taking title to the collateral securing the loan.

        The factors described above make it challenging to evaluate non-performing investments. We may further incur losses even on our performing investments.

Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.

        In the event of any default under our CRE debt investments and in the mortgage loans underlying our CRE securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our CRE debt and securities investments is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the remedies on such collateral to satisfy the obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender's realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.

Our borrowers may be unable to achieve their business plans due to the challenging U.S. and global economic conditions, which could cause incremental stress to our CRE debt investments.

        Some of our CRE debt investments were made to borrowers who had business plans to improve occupancy and cash flows that have not been accomplished. The high level of unemployment and slow economic growth, along with overall financial uncertainty, have resulted in lower occupancy rates and lower lease rates across many property types and created obstacles for our borrowers attempting to achieve their business plans. If our borrowers are unable to achieve their business plans, our related CRE debt investments could go into default and severely impact our liquidity and operating results.

We are subject to risks associated with future advance obligations, such as declining real estate values and operating performance.

        Our CRE debt investments may require us to advance future funds. Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our debt due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our CRE debt investments.

We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.

        In order to maximize value we may be more likely to extend and work out an investment, rather than pursue other remedies such as taking title to collateral. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment.

CRE debt restructurings may reduce our net interest income.

        Although our CRE debt investments are relatively new and the CRE market has improved, the U.S. economy and financial markets continue to be challenged. As a result, our borrowers may be at increased risk of default and we or a third party may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure in an effort to increase value.

Many of our CRE debt investments are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given the transitional nature of many of our CRE debt investments, we generally require borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows increase sufficiently to cover debt service costs. We also generally require the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates and improving real estate fundamentals, we expect that in the future our borrowers may still have difficulty servicing our CRE debt investments. Many of our borrowers have only been able to meet their obligations to us because of the reserves we set up at the origination of the loans. We expect that in the future, many of the reserves will run out and some of our borrowers will have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

The properties underlying certain of our CRE debt investments may not currently be generating sufficient operating cash flow to support debt service payments which may pose a heightened risk of loss.

        We have originated CRE debt investments in the past and expect to continue to do so in the future in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments. In such cases, the borrower typically plans to re-position, re-develop or otherwise lease-up the property in accordance with an established business plan that we evaluated during our underwriting of the investment. We generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. Despite our expectations, the applicable borrowers may not effectively implement their business plans because of cost over-runs, slower than anticipated leasing and other factors that negatively affect commercial real estate generally as described more specifically elsewhere in these risk factors. As a result, the subject properties may never generate sufficient cash flow to support debt service payments. The interest and other reserves established at origination of the CRE debt investment may be insufficient to support debt service payments and/or capital expenditures while the borrower is implementing the business plan. Investments in these assets generally entail more significant risk than investments in assets that are currently generating sufficient cash flow to support debt service. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to our stockholders.

Our CRE debt and securities investments may be adversely affected by changes in credit spreads.

        Our CRE debt and securities investments are subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decrease. Even though investments may be performing in accordance with its terms and the underlying collateral has not changed, the economic value of the investment may be negatively impacted by any further credit spread widening.

Higher provision for loan losses and asset impairment charges are expected if economic conditions do not improve.

        We could experience significant defaults resulting in provision for loan losses and asset impairment charges. Borrowers, for a variety of reasons, may be unable to remain current with principal and interest on loans, for instance, if the economy does not continue to strengthen and they continue to experience financial stress. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer significant losses in accordance with U.S. GAAP which could adversely affect our stock price, access to credit and ability to satisfy financing covenants.

Provision for loan losses are difficult to estimate, particularly in a challenging economic environment.

        Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. While CRE fundamentals have improved, the U.S. economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and, therefore, our results of operations and financial condition could be severely impacted.

With respect to commercial properties, options and other purchase rights may affect value or hinder recovery in the event of taking title to collateral.

        A borrower under certain of our CRE debt investments may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related collateral. These rights may impede our ability to sell the related collateral if we take title or may adversely affect the value or marketability of the collateral.

Both our borrowers' and tenants' forms of entities may cause special risks or hinder our recovery.

        Most of the borrowers for our CRE debt investments and our tenants in the real estate that we own, as well as borrowers underlying our CRE securities, are legal entities rather than individuals. The obligations these entities owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for originators of loans made to or leases with individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.

The subordinate CRE debt we originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

        We originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. These types of investments could constitute a significant portion of our portfolio and may involve a higher degree of risk than the type of assets that constitute the majority of our CRE debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we have originated and invested in could be particularly difficult, time consuming and costly to workout because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

Many of our investments are illiquid and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.

        Many of our investments are illiquid. As a result, our ability to sell investments in response to changes in economic and other conditions could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition is in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

        Most of our securities have explicit ratings assigned by at least one of the major rating agencies. However, we may invest in unrated securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downtown, prices of lower credit quality investments and securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

Investments in non-conforming or non-investment grade rated CRE debt or securities involve greater risk of loss.

        Some of our investments may not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and may adversely affect the value of our common stock.

Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.

        Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flows. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower's monthly payment, as a result of an increase in prevailing market interest rates, may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.

        Our CRE debt investments may include loans made to developers to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the developer's failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our CRE debt if the developer is unable to sell the project or refinance our CRE debt investment.

Investments that are not insured involve greater risk of loss than insured investments.

        We originate and acquire uninsured loans and assets as part of our investment strategy. Unlike agency residential mortgages, the debt we invest in is not insured by any quasi-governmental body or similar third party. Our CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans, preferred equity interests and participations in such loans as well as CRE securities. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. To the extent we suffer such losses with respect to our uninsured investments, the value of our company and the value of our common stock may be adversely affected.

Insurance may not cover all potential losses on CRE debt investments which may impair our securities and harm the value of our assets.

        We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might impair our securities and decrease the value of the property.

Our CRE debt, the mortgage loans underlying our CRE securities and equity investments are subject to the risks typically associated with CRE.

        Our CRE debt and securities investments generally are directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of these underlying mortgage loans and the dates of origination of the loans ultimately securing our CRE securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related loans. In this manner, real estate values could impact the values of our CRE debt and securities investments. Our CRE equity investments may be similarly affected by real estate property values. Therefore, our CRE debt, securities and equity investments are subject to the risks typically associated with real estate, including:

  •
  national, international, state and local economic conditions;

  •
  real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

  •
  the perceptions of the quality, convenience, attractiveness and safety of the properties;

  •
  competition from comparable properties;

  •
  the occupancy rate of, and the rental rates charged at, the properties;

  •
  the ability to collect on a timely basis all rent;

  •
  the effects of any bankruptcies or insolvencies;

  •
  the expense of re-leasing space;

  •
  changes in interest rates and in the availability, cost and terms of mortgage financing;

  •
  unknown liens being placed on the properties;

  •
  bad acts of third parties;

  •
  the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

  •
  the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

  •
  cost of compliance with the Americans with Disabilities Act of 1990, or ADA;

  •
  adverse changes in governmental rules and fiscal policies;

  •
  civil unrest;

  •
  acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

  •
  the potential for uninsured or underinsured property losses;

  •
  adverse changes in state and local laws, including zoning laws; and

  •
  other factors which are beyond our control.

        The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.

        These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our CRE securities to pay their loans, as well as on the value and the return that we can realize from assets we originate and acquire.

We are exposed to environmental liabilities with respect to properties to which we take title.

        In the course of our business, we may initially own title or subsequently take title to real estate, and, if we do own or take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.

        We currently have and may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

  •
  that our co-venturer or partner in an investment could become insolvent or bankrupt;

  •
  that such co-venturer or partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals; or

  •
  that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

        Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner. In addition, disagreements or disputes between us and our co-venturer or partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.

We invest in a variety CRE securities, including CMBS, and other subordinate securities, which entail certain heightened risks.

        We invest in a variety of CRE securities, including CMBS, that are subordinate securities subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

        Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loans, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment.

The CRE securities, including CMBS, in which we invest are subject to the risks of the CRE debt capital markets as a whole and risks of the securitization process.

        The value of CRE securities may change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Due to our investment in subordinate CRE securities, we are also subject to several risks created through the securitized financing transaction process. Subordinate CMBS, for example, are paid only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the payment on our subordinate CMBS will not be fully paid, if paid at all. While all of our CRE securities investments present credit risk, our subordinate CRE securities are also subject to greater credit risk than those CRE securities that are senior and more highly rated.

Any credit ratings assigned to our investments will be subject to ongoing surveillance and revisions, and we cannot assure that those ratings will not be downgraded.

        Some of our investments may be rated by at least one of the major rating agencies. Any credit ratings on our investments, or tenants occupying our investments, will be subject to ongoing surveillance by credit rating agencies, and we cannot assure that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which could adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of third parties to satisfy their debt service obligations to us.

We may not control the special servicing of the mortgage loans or other debt underlying the CRE securities in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interest.

        Overall control over the special servicing of the mortgage loans or other debt underlying the CRE securities in which we invest may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such CRE security then outstanding. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.

With respect to certain mortgage loans and other debt included in the CRE securities in which we invest, the collateral that secures the mortgage loan or other debt underlying the CRE securities may also secure one or more related mortgage loans or other debt that are not in the securitized pool, which may conflict with our interest.

        Certain mortgage loans or other debt included in the CRE securities in which we invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitized pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.

Market conditions may cause uncertainty in valuing our securities.

        Market volatility may make the valuation process pertaining to certain of our assets extremely difficult, particularly our CMBS assets for which there was limited market activity. Our estimate of the value of these investments is primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Although the current market environment has improved with new CMBS issuance and increased secondary trading, there continues to be uncertainty in the CMBS market. Our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. Our estimates could be wrong and there is a heightened risk of this during challenging and volatile market environments. The amount that we could obtain if we were forced to liquidate our securities investments into the current market could be materially different than management's best estimate of fair value.

Our investments in CRE securities, which may include preferred and common equity, will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

        Our investments in CRE securities, which may include preferred and common equity, will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this Annual Report on Form 10-K. Issuers that are finance companies are subject to the inherent risks associated with structured financing investments also discussed in this report. Furthermore, securities, including preferred and common equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in CRE securities, including preferred and common equity, are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred and common equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.

We have in the past and expect to continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity, thereby increasing our risk of loss.

        We have in the past and expect to continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity. For example, in December 2012 we agreed to assume certain rights and obligations under a subscription agreement to acquire an interest in our PE Fund JV that is expected to own interests in approximately 50 real estate private equity funds. We may in the future also determine to invest in other asset classes with which we have limited or no prior experience. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.

We recently agreed to assume certain rights and obligations under a subscription agreement to invest in a newly-formed PE Fund JV that will own interests in approximately 50 real estate private equity funds and there is no assurance this transaction will be consummated on the terms contemplated or produce expected results.

        In December 2012, we agreed to assume certain rights and obligations under a subscription agreement to invest in a newly-formed PE Fund JV that will own interests in approximately 50 real estate private equity funds with an aggregate reported NAV of approximately $765.0 million as of June 30, 2012. We anticipate funding $115.0 million into our PE Fund JV and may have a future capital commitment of $29.2 million. This transaction may not close on the terms anticipated and we may not realize the benefits we expect. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (i) the NAV as of June 30, 2012 does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (ii) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; (iii) we may be unable to satisfy the various conditions to closing of the transaction, including obtaining consents outside of our control and certain general partners of the funds may exercise rights of first refusal to purchase fund interests, consequently the size of the transaction could vary significantly from our expectations; and (iv) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of their investment. Furthermore, we are co-investing with our Sponsor, which increases the likelihood that we could have conflicts of interest with that company.

We have no established investment criteria limiting the size of each investment we make in CRE debt, securities and other select equity investments. If we have an investment that represents a material percentage of our assets, and that investment experiences a loss, the value of our stockholders' investment in us could be significantly diminished.

        Certain of our CRE debt, securities and other select equity investments may represent a significant percentage of our assets. Any such investment may carry the risk associated with a significant asset concentration. For example, in June 2012, we originated a first mortgage loan with a principal amount of $73.0 million. Should this investment, or any other investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of our stockholders' investment in us being diminished. For the year ended December 31, 2012, three CRE debt investments contributed more than 10% of interest income.

We have no established investment criteria limiting the industry concentration of our investments in CRE debt, securities and other select equity investments. If our investments are concentrated in an industry that experiences adverse economic conditions, our investments may lose value and we may experience losses.

        Certain CRE debt, securities and other select equity investments in which we invest may be secured by a single property or properties serving a particular industry, such as hotel, office or otherwise. These investments may carry the risks associated with significant industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain industries and we may experience losses as a result. A worsening of economic conditions in an industry in which we are concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.

We may change our targeted investments and investment guidelines without stockholder consent.

        Our Board may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

        Our securities investments are classified for accounting purposes as "available-for-sale." These securities are carried at estimated fair value and temporary changes in the fair value of those assets will generally be directly charged or credited to equity with no impact in our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security in our statements of operations, which will reduce our earnings in the period recognized.

        A decline in the fair value of our assets may adversely affect us particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the asset. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to our stockholders.

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

Some of our investments are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

        Some of our investments, such as our CRE securities, are recorded at fair value but have limited liquidity or are not publicly traded. The fair value of these securities and potentially other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

We depend on borrowers for a substantial portion of our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of such borrowers.

        The success of our origination or acquisition of CRE debt investments and our acquisition of CRE securities significantly depends on the financial stability of the borrowers underlying such investments. The inability of a single major borrower or a number of smaller borrowers to meet their payment obligations could result in reduced revenue or losses.

If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.

        Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the property included in the securitization's pools or select CRE equity investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

The leases on the properties underlying our investments may not be renewed on favorable terms.

        The properties underlying our investments could be negatively impacted by weak economic conditions and weak rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, weak economic conditions may reduce a tenant's ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely affected.

We may invest in CDO notes and such investments involve significant risks.

        We may invest in CDO notes which are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there may be little or no income or principal available to the holders of CDO equity securities if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

We may invest in properties in the healthcare industry, which is heavily regulated and could expose us to increased risk of loss.

        Certain of our CRE debt investments may consist of loans to borrowers engaged in various aspects of the healthcare industry. The healthcare industry is heavily regulated by federal, state and local governmental bodies. Healthcare operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our borrowers that operate healthcare facilities to satisfy their obligations to us and our ability to make distributions to our stockholders.

Risks Related to Our Financing Strategy

We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.

        We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis and, despite some improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

        Our general financing strategy will include the use of "match-funded" structures. This means that we will seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.

        Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or "yield curves," affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, originate or acquire CRE debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

        Interest rate changes may also impact our net book value as our CRE securities, CRE debt and hedge derivatives are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

        Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market, and vice versa. This would have similar effects on our CRE securities portfolio and our financial position and operations to a change in interest rates generally.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating-rate assets would or may not change, which would adversely affect our profitability.

        Our operating results depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

        We may enter into interest rate swap, cap or floor agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

  •
  the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;

  •
  the party owing money in the hedging transaction may default on its obligation to pay; and

  •
  we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

        Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

        The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We utilize short-term borrowings to finance our investments. We may need to utilize short-term borrowings for extended periods of time to the extent we are unable to access long-term financing, which may increase the risk of a stockholder's investment. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral which could cause an adverse impact on our results of operations.

        While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitized financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase agreements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. In 2012, we entered into our Term Loan Facilities that provide for an aggregate of up to $240.0 million to finance loan originations and our CMBS Facilities to make investments in CMBS. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. If the fair value of the assets subject to our repurchase credit facilities decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such short-term borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. Our Term Loan Facilities, in the aggregate, provide for an unrestricted cash covenant of at least $15.0 million and a maximum of $37.5 million. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our income generated on such assets. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.

We use leverage in connection with our investments, which increases the risk of loss associated with our investments.

        We finance the origination and acquisition of a portion of our investments with our Credit Facilities, CMBS bonds, securitization transactions and other term borrowings, which may include repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss by increasing the size of our portfolio and augmenting the impact of broad-based adverse market events. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. We may also seek securitized financing transactions with respect to some of our investments but we may be unable to do so on favorable terms, if at all. If our existing financing becomes due and if alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.

        Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the fair value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may be unable to complete additional securitized financings due to, among other things, the decreased liquidity in the CRE market.

        We recently accessed the securitization markets to finance our CRE debt investments with non-recourse, non-mark to market, long-term liabilities which were structured as a CMBS. In November 2012, we closed our first securitization transaction, however, we may be unable to complete similar transactions in the future due to several factors, including decreased liquidity in the CRE market. If we are unsuccessful in accessing this market, we may be exposed to less favorable financing terms, if any, which could adversely affect our business.

If we breach representations or warranties that we made in our recent NorthStar CMBS Financing Transaction, or if either we or our Sponsor suffer a loss in our retained interests in that transaction, our financial condition could be harmed.

        In November 2012, we closed our NorthStar CMBS Financing Transaction collateralized by $351.4 million of directly originated CRE debt by us and our Sponsor. We, through our subsidiaries, contributed nine CRE debt investments with a $199.2 million aggregate principal balance to our NorthStar CMBS Financing Transaction and our Sponsor, through its subsidiaries, contributed five CRE debt investments with a $152.2 million aggregate principal balance. This transaction involved the issuance and sale of a total of $227.5 million of investment-grade bonds. Affiliates of ours and our Sponsor retained all of the below investment-grade bonds with an affiliate of ours retaining $70.0 million of a total of $124.0 million, representing our equity interest in the CRE debt we contributed to our NorthStar CMBS Financing Transaction. This is the first such financing transaction we had completed.

        In connection with our NorthStar CMBS Financing Transaction, subsidiaries of ours made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties or a defect in the documentation of any of the contributed assets, which breach or defect materially and adversely affects the value of the subject contributed asset, the value of the related mortgaged property or the interests of the trustee therein, then we will be required to either cure the breach, repurchase the affected contributed asset from the issuing entity, replace the affected contributed asset with another asset or make a loss of value payment, as the case may be. Any such loss could be material and have an adverse effect on our financial condition.

        Further in connection with this transaction, since we and our Sponsor both contributed assets into a single securitization, we entered into a partnership agreement with our Sponsor that provides that both parties will receive the economic benefit and bear the economic risk associated with the assets each contributed into the securitization. In both cases, a portion of our and our Sponsor's respective retained interests will be subordinate to interests of the senior bondholders. In the event that we or our Sponsor suffers a complete loss of a portion of the respective retained interests, any additional losses would be borne by the remaining retained interests held by us or our Sponsor, as the case may be, prior to the senior bondholders.

        We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.

Some of our Credit Facilities contain recourse obligations and any default could materially adversely affect our business, liquidity and financial condition.

        In February 2012, we, through an indirect wholly-owned subsidiary, obtained a $100.0 million credit facility, or Loan Facility 1, structured as a repurchase agreement. In connection with Loan Facility 1, we executed a limited guaranty agreement with our lender, pursuant to which we guaranteed certain obligations of the borrower. The documentation governing Loan Facility 1 contains numerous covenants, including financial covenants that require the borrower to maintain at least $5.0 million and a maximum of $15.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 1. Pursuant to the terms of Loan Facility 1, we are required to maintain: (i) total equity equal to $108.7 million subject to increases equal to 80% of aggregate net proceeds raised up to a maximum of $250 million; (ii) ratio of EBITDA (as defined in the limited guaranty agreement) to fixed charges of not less than 1.4x; and (iii) ratio of total borrowings to total equity not greater than 300%. Further, we are subject to numerous conditions precedent before our lender is obligated to fund any amounts under Loan Facility 1, including that at least two of Messrs. Hamamoto, Gilbert and Tylis remain in the employ of our Sponsor and its affiliates unless replaced by persons acceptable to our lender. We may also be obligated to post additional collateral, known as satisfying a margin call, to secure our obligations under Loan Facility 1 and we may have insufficient liquidity to do so at such time. If we do not comply with the extensive terms of Loan Facility 1, including upon the happening of certain events that are outside of our control, we may default under our obligations and our business, liquidity and financial condition could be materially adversely affected.

        In July 2012, we, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement of $50.0 million, which was upsized to $100.0 million in November 2012, or Loan Facility 2, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 2, we agreed to guarantee certain obligations of Loan Facility 2 if we or any of our affiliates engages in certain customary bad acts. Loan Facility 2, and its related agreements, contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the borrowing subsidiary must maintain at least $3.8 million and a maximum of $15.0 million in unrestricted cash at all times during the term of Loan Facility 2. In addition, we are required to maintain: (i) an amount equal to the lesser of (a) total equity equal to $162.5 million, subject to increases equal to 80% of aggregate net proceeds raised and (b) $250.0 million; (ii) a ratio of EBITDA (as defined in the guaranty) to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%.

        We also finance certain of our CMBS investments through the use of repurchase agreements with one or more financial institutions. Obligations under such repurchase agreements are recourse obligations to us and any default thereunder could result in margin calls and further force a liquidation of assets at times when the pricing may be unfavorable to us. Our default under our repurchase agreements could negatively impact our business, liquidity and financial condition.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

        When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies, and our ability to incur additional borrowings. Financing agreements that we may enter into may contain covenants that limit our ability to further incur borrowings, restrict distributions to our stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Our Credit Facilities contain financial covenants, including a minimum unrestricted cash covenant. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to our stockholders.

We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of our stockholders' investment.

        Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of a majority of the stockholders who vote on the proposal. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders' investment.

We use a variety of financing arrangements to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.

        We use a variety of structures to finance some of our investments. To the extent these financing arrangements contain mark-to-market provisions, if the market value of the CRE debt or securities pledged by us declines in value due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the CRE debt or securities that serve as collateral for our financing arrangements to decline, and in such a scenario, it is likely that the terms of our financing arrangements would require partial repayment from us, which could be substantial. Posting additional collateral to support our financing arrangements could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.

We may be unable to obtain financing required to originate or acquire investments as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions to our stockholders.

        We expect to fund a portion of our CRE debt, securities and other select equity investments with financing. We cannot assure our stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to utilize our Credit Facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. Challenges in the credit and financial markets have reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions to our stockholders.

Risks Related to Our Company

The loss of or the inability to obtain key investment professionals at our Sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders' investments.

        Our success depends to a significant degree upon the contributions of key personnel, such as Messrs. Hamamoto and Gilbert, among others, each of whom would be difficult to replace. While these individuals have employment agreements with our Sponsor, neither we nor our Advisor have employment agreements with these individuals. We cannot assure our stockholders that Messrs. Hamamoto and Gilbert will continue to be associated with our Sponsor in the future. If any of these persons were to cease their association with us or our Sponsor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates' ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.

Any adverse changes in our Sponsor's financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on our stockholders' investment.

        We have engaged our Advisor to manage our operations and our investments. Our Advisor has no employees and utilizes our Sponsor's personnel to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor's investment professionals in the identification and origination or acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities.

        Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms. In addition, our Sponsor has committed to purchase an aggregate of $10.0 million of shares of our common stock through July 19, 2013 under certain circumstances in which our cash distributions exceed our modified funds from operations, or MFFO, in order to provide additional cash to support distributions to our stockholders. Our Sponsor has no obligation to extend the distribution support agreement and may determine not to do so. As of December 31, 2012, our Sponsor has purchased $4.6 million of shares to support distributions to our stockholders. If our Sponsor cannot satisfy this commitment to us, or in the event that a NorthStar affiliate no longer serves as our Advisor, which would result in the termination of our Sponsor's share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to our stockholders would be adversely impacted. Any adverse changes in our Sponsor's financial condition or our relationship with our Sponsor or Advisor and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.

Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.

        Our Advisor utilizes our Sponsor's personnel to perform services on its behalf for us and we rely on such personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources after our Offering, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.

We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name "NorthStar." Under this license, we have a right to use the "NorthStar" name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the "NorthStar" name. We are unable to preclude our Sponsor from licensing or transferring the ownership of the "NorthStar" name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. Furthermore, in the event the license is terminated, we will be required to change our name and cease using the "NorthStar" name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

        While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2012, our Sponsor has only invested $5.8 million in us through the purchase by its subsidiary of 0.6 million shares of our common stock at a weighted average price of $8.94 per share, including amounts related to its obligation under the distribution support agreement. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our organization and offering costs, our Sponsor will have limited exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Our Advisor's platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure from our Advisor.

        While we believe our Advisor's platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure, we may be wrong in that assessment. Our business has grown substantially over the course of the past year which has placed additional demands on our Advisor, as well as its support infrastructure. It is possible that if our business continues to grow substantially, our Advisor will need to make significant new investment in personnel and infrastructure to support that growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.

If our Advisor's portfolio management systems are ineffective, we may be exposed to material unanticipated losses.

        We continue to refine our portfolio management techniques, strategies and assessment methods. However, our portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns and could result in losses. Refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for additional details regarding portfolio management.

We are highly dependent on information systems and systems failures could significantly disrupt our business.

        As a CRE finance and investment company, our business is highly dependent on communications and information systems, including systems provided by third parties for which we have no control. Any failure or interruption of our systems, whether as a result of human error or otherwise, could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.

The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.

        We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.

Our distribution policy is subject to change.

        Our Board determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.

We may not be able to make distributions in the future.

        Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. All distributions will be made at the discretion of our Board, subject to applicable law, and will depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time-to-time. We may not be able to make distributions in the future.

Our ability to pay distributions is limited by the requirements of Maryland law.

        Our ability to pay distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.

Our stockholders interest in us will be diluted if we issue additional shares, which could reduce the overall value of our stockholders' investment.

        Potential investors in our Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our Board may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After our stockholders' purchase in our Offering, our Board may elect to: (i) sell additional shares in our Offering; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require our Sponsor to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after our stockholders' purchase in our Offering, our stockholders' percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, our stockholders may also experience dilution in the book value and fair value of their shares.

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

        Our Board may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our Board may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in our Offering. Additionally, our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.

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

        In addition, the special unit holder in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership's assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The holder of the special units will only become entitled to the compensation after our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to our stockholders to the extent such return exceeds 8%.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.

        Our Board determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our Board's broad discretion in setting policies and our stockholders' inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program, or our Share Repurchase Program. Our stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.

        Our Share Repurchase Program may provide our stockholders with an opportunity to have their shares of common stock repurchased by us after our stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be borrowed or reserved for that purpose by our Board. In addition, our Board reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days' notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and our stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.

The price of our shares in our Offering was not established on an independent basis; the actual value of our stockholders' investments may be substantially less than what they pay. Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share in our Offering as the estimated value of our shares. Even when determining the estimated value of our shares from and after 18 months after completion of our offering stage, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

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

        We intend to have our Advisor prepare an annual report of the estimated value of our shares and to include this information in our Annual Reports on Form 10-K. Until 18 months after we have completed our offering stage, our Advisor has indicated that it intends to use the price paid to acquire a share in our Offering (ignoring purchase price discounts for certain categories of purchasers) as it's estimated per share value of our shares. This approach to valuing our shares may bear little relationship and will likely exceed what our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We will consider our offering stage complete when we are no longer publicly offering equity securities in our current Offering.

        Our initial price per share of $10.00 represents the price at which most investors will purchase shares in our Primary Offering; however, this price and any subsequent estimated value is likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for the shares at this time; (ii) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments; including how the current conditions in the finance and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

        When determining the estimated value of our shares from and after 18 months after completion of our offering stage (or for whatever period may be required by applicable rules and regulations), our Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. We do not currently anticipate obtaining appraisals or valuations for our investments and, accordingly, the estimates should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

Because our Dealer Manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

        Our Dealer Manager is one of our affiliates. While third parties do perform due diligence on us when considering entering into selling agreements with our Dealer Manager, because our Dealer Manager is an affiliate, its due diligence review and investigation of us for our Offering cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.

        Our securities, like other non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

        In March 2009, the Enforcement Division of FINRA commenced a review of broker-dealer sale and promotion activities of non-traded REITs and in connection with the review, requested information from broker-dealers with respect to sales practices. Subsequent to that review, FINRA has announced that it had filed a complaint against a broker-dealer firm, charging it with soliciting investors to purchase shares in a non-traded REIT without conducting a reasonable investigation to determine whether it was suitable for those investors, and with providing misleading information on its website regarding distributions to investors. The disciplinary proceedings were settled in October 2012. Although the broker-dealer firm neither admitted nor denied the charges, the terms of the settlement required the broker-dealer firm to, among other things, pay approximately $12.0 million in restitution to certain investors and, in consultation with an independent consultant, make changes to its supervisory systems and training programs relating to the marketing of non-traded REITs. A principal of the broker-dealer firm was also fined and suspended from the securities industry for practices related to marketing non-traded REITs.

        The above-referenced proceedings have resulted in increased regulatory scrutiny from the SEC regarding non-traded REITs. Furthermore, in 2011, FINRA issued Regulatory Notice 11-44, which FINRA revised in 2012 with its issuance of Regulatory Notice 12-14. This notice contained proposals that, if implemented without modification, may significantly affect the manner in which non-traded REITs, such as our company, raise capital. The proposals contained in Regulatory Notices 11-44 and 12-14 may cause a reduction in capital raised by non-traded REITs, which may cause a negative impact on our ability to achieve our business plan and to successfully complete our Offering.

        As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly we may face increased difficulties in raising capital in our Offering. Should we be unable to raise substantial funds in our Offering, the number and type of investments we may make will be curtailed, and we may be unable to achieve the desired diversification of our investments. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. It also subjects us to the risks of any one investment, and as a result our returns may be more volatile and our stockholders' capital could be at increased risk. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting our management.

Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

        Our Advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders' investment and reduces the value of cash available for investment or distribution to our stockholders. We may increase the compensation we pay to our Advisor subject to approval by our Board and other limitations in our charter, which would further dilute our stockholders' investment and the amount of cash available for investment or distribution to our stockholders. Depending primarily upon the number of shares we sell in our Offering and assuming a $10.00 purchase price for shares sold in our Primary Offering and a $9.50 purchase price for shares sold under our DRP, we estimate that we will use only 88% to 89% of our gross Offering proceeds, and possibly less, for investments and the repurchase of shares of our common stock under our Share Repurchase Program.

        We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of our Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. Given our Advisor's familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor. Such an internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.

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

No public trading market for our shares currently exists, and as a result, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, our stockholders will likely sell them at a substantial discount to the public offering price.

        Our charter does not require our Board to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our Board, which may inhibit large investors from purchasing our stockholders' shares. We have adopted our Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our Board. In its sole discretion, our Board could amend, suspend or terminate our Share Repurchase Program upon ten-days prior written notice to our stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon ten-business days prior written notice. Further, our Share Repurchase Program includes numerous restrictions that would limit our stockholders' ability to sell their shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, our stockholders would likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders' shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

Our stockholders may experience dilution.

        Investors who purchase shares of our common stock in our Offering will incur immediate dilution equal to the costs of the offering we incur in selling such shares. This means that investors who purchase our shares of common stock will pay a price per share that exceeds the amount available to us to invest in assets.

        In addition, our stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, issue additional shares pursuant to our DRP or otherwise issue additional shares, investors who purchase shares in our Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, an investor may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in our Offering) and the value of our assets at the time of issuance.

Our stockholders will not have the opportunity to evaluate a significant portion of our investments before we make them, which is subsequent to the date our stockholders subscribe for shares, which makes an investment in our shares more speculative.

        Because we have not yet acquired or identified a significant portion of the investments that we may make, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any future investments that we may make, except for investments that may be described in supplements to our prospectus for our Offering. We will seek to invest substantially all of our Offering proceeds available for investment, after the payment of fees and expenses, in a diversified portfolio of CRE debt, securities and other select equity investments. However, because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, our stockholders will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our Board will have broad discretion in implementing policies regarding borrower creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers. These factors increase the speculative nature of an investment in our shares.

Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders' investment.

        We rely upon our Advisor, which utilizes our Sponsor's investment professionals, including Messrs. Hamamoto and Gilbert to identify suitable investments. Our Sponsor and other NorthStar entities also rely on Messrs. Hamamoto and Gilbert for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. Our Advisor's management team may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Sponsor's investment professionals who perform services for us on behalf of our Advisor face competing demands upon their time, including in instances when we have capital ready for investment, consequently, and we may face delays in execution. Further, the more money we raise in our Offering, the more difficult it will be to invest our net Offering proceeds promptly and on attractive terms. Therefore, the large size of our Offering increases the risk of delays in investing our net Offering proceeds. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and third-party servicers.

        Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our real estate debt investments. Our stockholders must rely entirely on the management abilities of our Advisor and the oversight of our Board, along with those of our third-party servicers. Additionally, we and our Sponsor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Sponsor's investment professionals, who are utilized by our Advisor, might encounter in allocating investment opportunities among us, our Sponsor and any affiliates of our Sponsor, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to our stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flows associated with our real estate debt investments.

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and our stockholders' overall return may be reduced.

        Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor has agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders and has, in fact, purchased $4.6 million of shares of our common stock as of December 31, 2012. The sale of these shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our net asset value may be negatively impacted and our stockholders' overall return may be reduced.

If we raise substantial Offering proceeds in a short period of time, we may not be able to invest all of our Offering proceeds promptly, which may cause our distributions and our stockholders' investment returns to be lower than they otherwise would be.

        The more shares we sell in our Offering, the greater our challenge will be to invest all of our net Offering proceeds. The large size of our Offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our Offering may be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to our stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the real estate industry we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Because we are dependent upon our Advisor and its affiliates to conduct our operations and we are also dependent upon our Dealer Manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on our stockholders' investment.

        We are dependent on our Advisor and its affiliates to manage our operations and our portfolio and we are also dependent upon our Dealer Manager and its affiliates to raise capital. Our Advisor depends upon the fees and other compensation or reimbursement of costs that it receives from us in connection with the origination, acquisition, management and sale of assets to conduct its operations. Our Dealer Manager also depends upon the fees that it receives from us in connection with our Offering. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with our Dealer Manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

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

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders' and our recovery against them if they negligently cause us to incur losses.

        Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or our stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders' and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

If we do not successfully implement a liquidity transaction, our stockholders may have to hold their investments for an indefinite period.

        Our charter does not require our Board to pursue a transaction providing liquidity to our stockholders. If our Board does determine to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert our stockholders' shares to cash easily, if at all, and could suffer losses on their investment in our shares.

If we internalize our management functions, our stockholders' interests in us could be diluted and we could incur other significant costs associated with being self-managed.

        Our Board may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor's assets and/or to directly employ the personnel of our Sponsor that our Advisor utilizes to perform services on its behalf for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. In addition, once released by the escrow agent, the shares our Advisor receives as consideration for an internalization transaction may not be traded for a period of 180 days commencing on the date they are released by the escrow agent. The payment of such consideration could result in dilution of the interests of our stockholders and could reduce the earnings and MFFO attributable to our common stock.

        Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under our advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that are presently borne by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, as well as incur the compensation and benefits costs of our officers and other employees and consultants that are presently paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and MFFO and may further dilute our stockholders' investments. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

        Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.

        If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of our Advisor but may instead remain employees of our Sponsor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management's attention could be diverted from most effectively managing our investments.

We depend on third-party contractors and vendors and our results of operations and the success of our Offering could suffer if our third-party contractors and vendors fail to perform or if we fail to manage them properly.

        We use third-party contractors and vendors including, but not limited to, our external legal counsel, auditors, research firms, property managers, appraisers, insurance brokers, environmental engineering consultants, construction consultants, financial printers, proxy solicitation firms and transfer agent. If our third-party contractors and vendors fail to successfully perform the tasks for which they have been engaged to complete, either as a result of their own negligence or fault, or due to our failure to properly supervise any such contractors or vendors, we could incur liabilities as a result and our results of operations and financial condition could be negatively impacted.

Risks Related to Conflicts of Interest

The fees we pay to affiliates in connection with our Offering and in connection with the origination, acquisition and management of our investments, including to our Advisor, were not determined on an arm's length basis; therefore, we do not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

        The fees to be paid to our Advisor, our Dealer Manager and other affiliates for services they provide for us were not determined on an arm's length basis. As a result, the fees have been determined without the benefit of arm's length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

Our organizational documents do not prevent us from selling assets to affiliates or from paying our Advisor a disposition fee related to such a sale.

        If we sell an asset to an affiliate, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than an affiliate. Our charter only requires that a majority of our Board, including a majority of our independent directors, not otherwise interested in the transaction, determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to an affiliate. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or our stockholders.

Our executive officers and our Sponsor's key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.

        Our executive officers and our Sponsor's key professionals who are utilized by our Advisor to perform services on our behalf, are also officers, directors, managers and key professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Sponsor who performs services for our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

  •
  the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement and our dealer manager agreement;

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

  •
  borrowings to originate or acquire CRE debt or securities investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;

  •
  whether and when we seek to list our common stock on a national securities exchange, which listing could entitle NorthStar OP Holdings, LLC, as the holder of special units, or the special unit holder, to have its interest in our operating partnership redeemed;

  •
  whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Sponsor's professionals performing services for us on behalf of our Advisor for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Sponsor; and

  •
  whether and when we seek to sell our company or its assets, which would entitle the special unit holder to a subordinated distribution.

        The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Sponsor's key professionals performing services on behalf of our Advisor to recommend riskier transactions to us.

Our Sponsor's professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and our stockholders' investment to suffer.

        Our Advisor has no employees and relies on, among others, our Sponsor's executive officers to perform services for us on behalf of our Advisor, including Messrs. Hamamoto, Gilbert and Lieberman and Ms. Hess for the day-to-day operation of our business. Messrs. Hamamoto, Gilbert and Lieberman and Ms. Hess are also executive officers of our Sponsor and other NorthStar entities. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Sponsor and other NorthStar entities and other business activities in which they are involved. These conflicts of interest could result in less effective execution on our business plan as well as declines in the returns on our investments and the value of our stockholders' investment.

Our executive officers and our Sponsor's key investment professionals who perform services for us on behalf of our Advisor face conflicts of interest related to their positions and interests in our Advisor and its affiliates, including our Dealer Manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

        Our executive officers and our Sponsor's key investment professionals who perform services for us on behalf of our Advisor are also executive officers, directors, managers and key investment professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the special unit holder, to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Sponsor face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders' overall investment.

        Our investment strategy is very similar to that of our Sponsor and other investment vehicles sponsored by our sponsor, including NorthStar Real Estate Income II, Inc., or NorthStar Income II, and, in part, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and therefore many investment opportunities that are suitable for us may also be suitable for other NorthStar entities. When our Sponsor's investment professionals direct an investment opportunity to our Sponsor, its affiliates or the investment vehicles it sponsors and us, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable in accordance with the investment allocation policy adopted by our Board. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Sponsor's investment professionals may consider include, among other things, the following:

  •
  investment objectives, strategy and criteria;

  •
  cash requirements;

  •
  effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

  •
  leverage policy and the availability of financing for the investment by each entity;

  •
  anticipated cash flow of the asset to be acquired;

  •
  income tax effects of the purchase;

  •
  the size of the investment;

  •
  the amount of funds available;

  •
  cost of capital;

  •
  risk return profiles;

  •
  targeted distribution rates;

  •
  anticipated future pipeline of suitable investments;

  •
  the expected holding period of the investment and the remaining term of the NorthStar entity, if applicable; and

  •
  affiliate and/or related party considerations.

        If, after consideration of the relevant factors, our Sponsor determines that an investment is equally suitable for itself or another NorthStar entity, including us, the investment will be allocated among each of the applicable NorthStar entities, including us, on a rotating basis. If, after an investment has been allocated to us or another NorthStar entity, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Sponsor's investment professionals, more appropriate for another NorthStar entity to fund the investment, our Sponsor may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Sponsor may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.

        There is no assurance this policy will remain in place during the entire period we are seeking investment opportunities. In addition, our Sponsor may sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Sponsor, thereby reducing the number of investment opportunities available to us.

        In addition, under this policy, our Sponsor's investment professionals may consider the investment objectives and anticipated future pipeline of future investments of the investment vehicles that it sponsors. Because investing directly in senior housing facilities is not a focus of our strategy as it is for NorthStar Healthcare (although we have the ability to and may make such investments), our Sponsor may choose, for a variety of reasons, to source investment opportunities in the healthcare industry to NorthStar Healthcare rather than to us.

        The decision of how any potential investment should be allocated among us, our Sponsor and other NorthStar entities for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by our Sponsor. Our stockholders may not agree with the determination. Our right to participate in the investment allocation process described above will terminate once we have fully invested the proceeds of this Offering or if we are no longer advised by an affiliate of our Sponsor.

Our Dealer Manager may distribute future NorthStar-sponsored programs during our Offering, our Dealer Manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

        Our Dealer Manager does and may in the future act as the dealer manager for other NorthStar entities, such as NorthStar Healthcare, which is currently in the process of offering shares, and NorthStar Income II, which is currently in the process of registering its public offering with the SEC. In addition, future NorthStar-sponsored programs may seek to raise capital through public offerings conducted concurrently with our Offering. Our Dealer Manager could also act as the dealer manager of offerings not sponsored by our Sponsor. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Risks Related to Regulatory Matters and Our REIT Tax Status

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.

        We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, the Financial Industry Regulatory Authority, Inc., or FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have also established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. While we have designed policies to appropriately operate our business, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.

        In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective in July 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

        Neither we, nor our operating partnership, nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

  •
  limitations on capital structure;

  •
  restrictions on specified investments;

  •
  prohibitions on transactions with affiliates; and

  •
  compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term "investment securities," among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

        We must monitor our holdings and those of our operating partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Through our operating partnership's wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.

        Most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exemption generally requires that at least 55% of a subsidiary's portfolio be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.

        We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership's interest in each of these subsidiaries would constitute an "investment security" for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.

The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price of our common stock.

        On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exemption from registration. If the SEC takes action with respect to this exemption, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exemption, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exemption from registration as an investment company.

        If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our Advisor is not registered and intends not to register as an investment adviser under the Investment Advisers Act, which could impact the types of investments that it recommends we make and cause us not to invest in opportunities that meet our investment criteria. If our Advisor is required to register, it could also hinder our operating performance and negatively impact our stockholders' return on their investment.

        Our Advisor is not currently required to register as an investment adviser under the Investment Advisers Act. Furthermore, we believe if our Advisor manages our business consistent with the strategy adopted by our Board, our Advisor will not be required to register under the Investment Advisers Act even as a result of changes to the Investment Advisers Act implemented by the Dodd-Frank Act, which became effective in July 2011. Given the changes instituted by the Dodd-Frank Act, an investment adviser can be required to register with the SEC as an investment adviser if it has regulatory assets under management in excess of relevant statutory thresholds (or meets other statutory requirements), even if it manages only a single client. Whether an adviser has sufficient regulatory assets under management to require registration depends on the nature of the assets it manages. In calculating regulatory assets under management, our advisor must include the value of each "securities portfolio" it manages. If our investments were to constitute a "securities portfolio" under the Investment Advisers Act, then our Advisor would be required to register. Specifically, our Advisor believes that our assets will not constitute a securities portfolio so long as a majority of our assets consist of loans we originate, real estate and cash and that our assets do not currently constitute a securities portfolio. Since we do not believe our assets will constitute a securities portfolio, we do not believe we have any regulatory assets under management, and therefore do not need to register. Our Advisor intends to manage our investments, consistent with our strategy, so that they will continue to not constitute a securities portfolio in the future. In so doing, it is possible that our Advisor could determine not to seek and recommend certain real estate debt and real estate securities available on the secondary market that we might otherwise consider. In such a scenario, we may not invest in opportunities that could improve our operating performance and positively impact our stockholders' return on their investment. If our Board determines to modify our strategy in such a way as to make it likely that our Advisor would be required to register under the Investment Advisers Act and our Advisor were required to register, it could also negatively impact our business because our Advisor would have to devote significant additional management time to such effort and would incur substantially greater costs to manage its business. This additional management time could distract our Advisor from managing our business and our Advisor may also seek reimbursement of such additional costs from us, which could decrease our stockholders' return on their investment in us.

If our stockholders fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act, or ERISA, or the Internal Revenue Code as a result of an investment in our stock, our stockholders could be subject to criminal and civil penalties.

        Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of the ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as "Benefit Plans"). If our stockholders are investing the assets of any Benefit Plan, our stockholders should satisfy themselves that:

  •
  their investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

  •
  their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan's investment policy;

  •
  their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;

  •
  their investment will not impair the liquidity of the Benefit Plan;

  •
  their investment will not produce unrelated business taxable income for the Benefit Plan;

  •
  our stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

  •
  their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

        Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

  •
  "business combination" provisions that, subject to limitations, prohibit certain business combinations between an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

  •
  "control share" provisions that provide that holders of "control shares" of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of issued and outstanding "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

        Pursuant to the Maryland Business Combination Act, our Board has by resolution opted out of these provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.

Our charter includes an anti-takeover provision that may discourage a person from launching a mini-tender offer for our shares.

        Our charter provides that any tender offer made by a person, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended, or the Exchange Act. A "mini-tender offer" is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 15 business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror's shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company's expenses in connection with that offeror's noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to our stockholders.

        We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

        Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates. Losing our REIT status would reduce our net income available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. Furthermore, if we fail to qualify as a REIT in any taxable year after we elect REIT status, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.

Complying with REIT requirements may force us to borrow funds to make distributions to our stockholders or otherwise depend on external sources of capital to fund such distributions.

        To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.

        From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to our stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).

        If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

        Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.

We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.

        We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans typically do not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests. In addition, we have entered into sale and repurchase agreements under which we nominally sold certain of our mortgage assets to a counterparty and simultaneously entered into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to continue to qualify as a REIT.

        The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to continue to qualify as a REIT.

Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

        Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

  •
  In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

  •
  If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% "prohibited transaction" tax.

        Any taxable REIT subsidiary, or TRS of ours will be subject to federal corporate income tax on its income, and non-arm's-length transactions, between us and any TRS, for example, excessive rents charged to a TRS could be subject to a 100% tax.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

        If our stockholders participate in our DRP, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use cash from other sources to pay its tax liability on the value of the shares of common stock received.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

        To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the source of income requirements for qualifying as a REIT.

        We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs.

        If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Modification of the terms of our CRE debt investments and the mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans may cause us to fail to continue to qualify as a REIT.

        Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property and for other reasons. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.

        IRS Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B-Notes and mortgage loans underlying our CMBS are "significantly modified" in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.

Our acquisition of debt or securities instruments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt instruments.

        We may acquire debt or securities instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a "market discount" for federal income tax purposes. If these debt or securities instruments provide for "payment-in-kind," or PIK Interest, we may recognize "original issue discount," or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute "significant modifications" under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be "publicly traded" for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be "publicly traded" for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the original issue discount at the time it was modified.

        In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

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

        In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our stockholders' investment. In the event in-kind distributions are made, our stockholders' tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to our stockholders during such year.

Complying with REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. Additionally, our gross income from qualifying hedges constitutes non-qualifying income for purposes of the 75% gross income test. Consequently, our gross income from qualifying hedges along with other sources of non-qualifying income for purposes of the 75% gross income test, cannot exceed 25% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.

Liquidation of assets may jeopardize our REIT qualification.

        To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory tax changes could adversely affect us or our stockholders.

        At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our stockholders.

The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to for which the REIT makes an election, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitized financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure our stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.

        It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to a corporate income tax.

We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.

        We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. Certain of our assets have been marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to our stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.

We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.

        We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

        Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of common stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding shares of common stock, unless exempted by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our shares of common stock.

If we terminate our advisory agreement with our advisor, we may be required to pay significant fees to an affiliate of our Sponsor, which will reduce cash available for distribution to our stockholders.

        Upon termination of our advisory agreement for any reason, including for cause, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination and NorthStar OP Holdings, LLC, as the holder of the special units, may be entitled to a one-time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that NorthStar OP Holdings, LLC would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. If special units are redeemed pursuant to the termination of our advisory agreement, there may not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.

        We currently own, and may in the future acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to our stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce our stockholders' overall return.

        To continue to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders' investment.

Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

        The maximum tax rate for "qualified dividends" paid by corporations to individuals is 20%. Distributions paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        None.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.00 per share in our "best efforts" Primary Offering and a $9.50 purchase price for shares sold under our DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our Board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our Board does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.

        In order for members of the FINRA and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that we are currently conducting a continuous, public offering of our common stock at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholders

        As of March 1, 2013, we had 16,170 stockholders of record.

Distributions

        The following summarizes distributions declared for the years ended December 31, 2012, 2011 and 2010:

	Distributions(1)
Period	Cash	DRP	Total
2012
First Quarter	$2,377,981	$1,502,327	$3,880,308
Second Quarter	3,306,574	2,292,673	5,599,247
Third Quarter	4,534,698	3,272,383	7,807,081
Fourth Quarter	6,088,442	4,546,635	10,635,077
2011
First Quarter	527,087	161,612	688,699
Second Quarter	716,660	286,407	1,003,067
Third Quarter	1,034,925	458,231	1,493,156
Fourth Quarter	1,606,664	864,100	2,470,764
2010
First Quarter	70,939	10,503	81,442
Second Quarter	208,524	63,838	272,362
Third Quarter	582,762	—	582,762
Fourth Quarter	529,655	103,354	633,009

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

Distribution Reinvestment Plan

        We adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under our DRP is $9.50. Once we establish an estimated value per share, shares issued pursuant to our DRP will be priced at the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. The offering stage will be considered complete when we are no longer publicly offering equity securities, which is expected to be on or before July 19, 2013. No selling commissions or dealer manager fees will be paid on shares sold under our DRP. Our Board may amend or terminate the DRP for any reason upon ten-days' notice to participants. For the period commencing October 18, 2010 through December 31, 2012, we issued 1.2 million shares totaling $11.8 million of gross offering proceeds pursuant to our DRP. At December 31, 2012, we recorded in distribution payable $1.7 million related to the approved December cash distribution which was reinvested pursuant to our DRP in January 2013.

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

        As of December 31, 2012, excluding proceeds raised from our Merger Transaction, we sold the following shares of common stock and raised the following proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	56,165,077	$560,136,087
DRP	1,244,082	11,818,786

Total	57,409,159	$571,954,873

        As of December 31, 2012, we repurchased 0.2 million shares for an average price of $9.72 per share and there were no unfulfilled share repurchase requests.

        As of December 31, 2012, we incurred $38.0 million in selling commissions, $16.7 million in dealer manager fees and $7.2 million in other offering costs in connection with the issuance and distribution of our registered securities and $42.5 million of these costs have been reallowed to third parties.

        From the commencement of our Offering through December 31, 2012, the net proceeds to us from our Primary Offering, after deducting the total expenses incurred described above, were $498.3 million. From the commencement of our Offering through December 31, 2012, we used proceeds of $274.4 million to originate CRE debt investments net of financing, $17.2 million to purchase CRE securities net of financing and $5.5 million to pay our Advisor acquisition fees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        For the three months ended December 31, 2012, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	36,776	$9.91	(1)
November 1 to November 30	—	—	(1)
December 1 to December 31	—	—	(1)

Total	36,776	$9.91

(1)
We adopted our Share Repurchase Program effective July 19, 2010 which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by our Board, in its sole discretion, and after receiving written notice from the stockholder. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our Board may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our Board; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder. Our Board may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

Item 6.   Selected Financial Data

        The information below should be read in conjunction with "Forward-Looking Statements" on page 3, Part I, Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in Item 8. "Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

				For the Period from January 26, 2009 (inception) to December 31, 2009
	Years Ended December 31,
	2012	2011	2010
Statement of Operations Data:
Net Interest Income
Interest income	$24,600,771	$3,092,289	$1,484,691	$94,795
Interest expense	3,299,346	902,482	799,911	—

Net interest income	21,301,425	2,189,807	684,780	94,795
Expenses
Advisory fees—related party	3,359,462	265,403	53,760	—
General and administrative expenses	3,209,257	1,058,515	925,341	—

Total expenses	6,568,719	1,323,918	979,101	—
Income (loss) from operations	14,732,706	865,889	(294,321)	94,795
Realized gains (losses) on investments and other	3,027,959	—	199,604	—
Unrealized gains (losses) on investments and other	(2,456,869)	732,231	1,724,637	587,096

Net income (loss)	15,303,796	1,598,120	1,629,920	681,891
Less: net income (loss) attributable to non-controlling interests	266	103	328	1,361

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$15,303,530	$1,598,017	$1,629,592	$680,530

Net income (loss) per share of common stock, basic / diluted	$0.44	$0.22	$0.77	$5.98
Common stock distributions declared per share	$0.80	$0.80	$0.75	$—
Weighted average number of shares of common stock outstanding	34,928,761	7,118,918	2,104,915	113,828

	December 31,
	2012	2011	2010	2009
Balance Sheet Data:
Assets
Cash	$213,726,794	$53,859,334	$20,404,832	$55,630
Real estate securities, available for sale	29,581,840	34,745,604	31,264,331	1,620,000
Real estate debt investments, net	514,058,122	72,937,316	—	—
Total assets	859,937,734	169,365,048	52,077,933	3,498,914
Liabilities
CMBS bonds payable	124,491,302	—	—	—
Credit facilities	126,321,250	—	—	—
Secured term loans	—	24,061,212	24,061,212	—
Distribution payable	3,904,642	996,287	208,594	—
Total liabilities	342,191,815	33,458,494	24,525,680	1,815,023
Equity
Stockholders' equity	517,741,294	135,902,207	27,548,019	1,680,530
Non-controlling interests	4,625	4,347	4,234	3,361
Total equity	517,745,919	135,906,554	27,552,253	1,683,891

				For the Period from January 26, 2009 (inception) to December 31, 2009
	Years Ended December 31,
	2012	2011	2010
Other Data:
Cash flow provided by (used in):
Operating activities	$13,211,805	$1,175,030	$(105,907)	$53,630
Investing activities	(444,239,972)	(75,527,400)	(27,763,765)	(1,000,000)
Financing activities	590,895,627	107,806,872	48,218,874	1,002,000

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data" and risk factors included in Part I, Item 1A "Risk Factors" of this report. References to "we," "us," or "our" refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries unless context specifically requires otherwise.

Introduction

        We are an externally managed commercial real estate finance and investment company that was formed in January 2009 primarily to originate, acquire and asset manage a diversified portfolio of CRE debt, securities and other select equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. Our Advisor, is our external manager and is our Sponsor. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Our CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

  •
  Commercial Real Estate Securities—Our CRE securities business is focused on investing in and asset managing CRE securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

  •
  Other Select Commercial Real Estate Equity Investments—Our CRE equity business includes other select equity investments, including our committed preferred equity investment in our PE Fund JV.

        Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.

        We began raising capital in late 2010 and our capital raising efforts picked up significant momentum in the second half of 2011. In 2012, we raised $443.0 million of capital resulting in an aggregate of $600.1 million gross proceeds raised from inception through December 31, 2012, including proceeds from our Merger Transaction. From inception through March 1, 2013, we raised $713.2 million including proceeds from our Merger Transaction

        Our financing strategy focuses on match funding our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We pursue a variety of financing arrangements such as credit facilities, CMBS bonds and securitized financing transactions and other term borrowings. The amount of our borrowings will depend upon the nature and credit quality of our assets, the structure of our financings and where possible, we seek to limit our reliance on recourse borrowings. In 2012, we began using secured term credit facilities provided by major financial institutions to finance new investments. Our existing Credit Facilities include three Term Loan Facilities with an aggregate of $240.0 million to finance loan originations and two CMBS Facilities to make new investments in CMBS. In November 2012, we closed our NorthStar CMBS Financing Transaction, that provides long-term, non-recourse, non-mark-to-market financing for a portion of our portfolio and we expect to execute similar transactions to finance our newly originated debt investments that might initially be funded on one of our Credit Facilities.

        We conduct our operations so as to qualify as a REIT for federal income tax purposes.

Sources of Operating Revenues and Cash Flows

        We generate revenue from net interest income on our CRE debt and securities investments. Our income is primarily derived through the difference between revenues and the cost at which we are able to finance our investments.

Profitability and Performance Metrics

        We calculate Funds from Operations, or FFO, and MFFO (see "Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations" for a description of these metrics), to evaluate the profitability and performance of our business.

Outlook and Recent Trends

        Liquidity began to return to the commercial real estate finance markets and capital started to become available to the stronger sponsors in 2011 and 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30.0 billion and $45.0 billion in non-agency CMBS issuance that was completed in 2011 and 2012, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which should also have the likely impact of keeping interest rates low for the near and intermediate term.

        We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the current economic and political climate, including budget deficits, tax policy, gridlock and other matters and their impact to the U.S. economy. We would expect the foregoing, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced to continue to cause periodic volatility in the market for some time. It is currently estimated that $1.3 trillion of CRE debt will mature in the next three years and $2.1 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. The capital markets are opening up as evidenced by our recent NorthStar CMBS Financing Transaction. Refer to Part I, Item 1. "Business—Financing Strategy" for additional details. The recent stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Many industry experts are predicting $50.0 to $65.0 billion of non-agency CMBS issuance in 2013.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. Investor interest is returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. The degree to which commercial real estate values improve or erode in 2013 and going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues and our originations and acquisitions of CRE debt, securities and other select equity investments will reflect valuations that have already adjusted to post-recession pricing.

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

Our Strategy

        Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will produce attractive risk-adjusted returns and generate stable cash flows for distribution to our stockholders. Many of our CRE debt investments are considered transitional in nature because the borrower has a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital.

        We began raising capital in late 2010 and our capital raising efforts picked up significant momentum in the second half of 2011. In 2012, we raised $443.4 million of capital resulting in an aggregate of $600.1 million gross proceeds raised from inception through December 31, 2012, including proceeds from our Merger Transaction. From inception through March 1, 2013, we raised $713.2 million including proceeds from our Merger Transaction. In addition, we entered into three Term Loan Facilities with an aggregate of $240.0 million to finance loan originations and two CMBS Facilities to make new investments in CMBS. In November 2012, we closed our NorthStar CMBS Financing Transaction to finance debt investments on a long-term, non-recourse, non-mark-to-market financing that had previously been financed on our Term Loan Facilities.

        In 2012, we originated 15 loans with an aggregate principal amount of $475.3 million. The weighted average leveraged current yield of these debt investments is approximately 13.0%, including the impact of our NorthStar CMBS Financing Transaction. We acquired three securities with an aggregate principal amount of $26.6 million. The weighted average leveraged current yield of these securities investments is approximately 8.7%. As of December 31, 2012, the weighted average leveraged current yield on our portfolio was 13.3%. Additionally, in 2012 we committed $115.0 million to invest in our PE Fund JV which will acquire interests in approximately 50 real estate private equity funds.

Portfolio Management

        A description of our Advisor's portfolio management activities is described in detail in Part I, Item 1. "Business—Portfolio Management."

        As of December 31, 2012, all of our CRE debt investments were performing in accordance with the terms of the loan agreements. However, there can be no assurance that these loans will continue to perform in accordance with the terms of the loan agreements and may, in the future, record loan loss reserves if required for these loans.

Critical Accounting Policies

Real Estate Debt Investments

        CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of December 31, 2012, we did not have any impaired CRE debt investments.

Real Estate Securities

        We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss), or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in our consolidated statements of operations. As of December 31, 2012, we did not have any CRE securities investments for which we elected the fair value option.

Revenue Recognition

Real Estate Debt Investments

        Interest income is recognized on an accrual basis and any related discount, premium, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations. The accretion of discount or amortization of a premium is discontinued if such loan is reclassified to held for sale.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of December 31, 2012, we did not have any impaired CRE debt investments.

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

Real Estate Securities

        CRE securities for which the fair value option is not elected are evaluated quarterly for other-than-temporary impairment, or OTTI. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. As of December 31, 2012, we did not have any OTTI recorded on our CRE securities investments.

        CRE securities for which the fair value option is elected are not evaluated for OTTI as changes in fair value are recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gains (losses) on investments and other as losses occur.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board, or the FASB, issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective for the first interim or annual period beginning after December 15, 2011. We adopted this accounting update in the first quarter 2012 and the required disclosures have been incorporated into Note 3 of our consolidated financial statements. The adoption did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of OCI that must be reported but it eliminates the option to present OCI on the statement of equity. In February 2013, the FASB issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The update is effective for us in the first quarter 2013. Early adoption is permitted. We are currently evaluating the impact of this accounting update and do not expect it will have a material impact on our consolidated financial statements. The remaining requirements of the accounting update were effective for us in the first quarter 2012 and were applied retrospectively to all periods reported after the effective date. There was no impact on our consolidated financial statements as we currently comply with the update.

Results of Operations

Comparison of the Year Ended December 31, 2012 to December 31, 2011

	Years Ended December 31,		Increase (decrease)
	2012	2011	Amount	%
Net Interest Income
Interest income	$24,600,771	$3,092,289	$21,508,482	695.6%
Interest expense	3,299,346	902,482	2,396,864	265.6%

Net interest income	21,301,425	2,189,807	19,111,618	872.8%
Expenses
Advisory fees—related party	3,359,462	265,403	3,094,059	1,165.8%
General and administrative expenses	3,209,257	1,058,515	2,150,742	203.2%

Total expenses	6,568,719	1,323,918	5,244,801	396.2%
Income (loss) from operations	14,732,706	865,889	13,866,817	1,601.5%
Realized gains (losses) on investments and other	3,027,959	—	3,027,959	100.0%
Unrealized gains (losses) on investments and other	(2,456,869)	732,231	(3,189,100)	(435.5)%

Net income (loss)	$15,303,796	$1,598,120	$13,705,676	857.6%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2012 and 2011. Amounts presented have been impacted by the timing of new investments and repayments during the period:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$269,865,585	$23,276,223	8.63%	$25,331,414	$1,447,243	5.71%
CRE securities	21,919,986	1,324,548	6.04%	31,122,362	1,645,046	5.29%

	$291,785,571	$24,600,771	8.43%	$56,453,776	$3,092,289	5.48%

Interest-bearing liabilities:
Credit facilities	$68,822,448	$2,406,303	3.50%	$—	$—	—
CMBS bonds payable	25,264,250	454,652	1.80%	—	—	—
Secured term loans	9,624,485	438,391	4.55%	24,061,212	902,482	3.75%

	$103,711,183	$3,299,346	3.18%	$24,061,212	$902,482	3.75%

Net interest income		$21,301,425			$2,189,807

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities, CMBS bonds payable and secured term loans. All are calculated based on quarterly averages.

(2)
Includes the effect of amortization of premiums or discounts and deferred fees.

(3)
Calculated based on interest income or expense divided by average carrying value.

        Interest income increased $21.5 million, primarily attributable to increased investments in 2012.

        Interest expense increased $2.4 million, primarily attributable to new borrowings on our Credit Facilities and our NorthStar CMBS Financing Transaction entered into in 2012.

Expenses

        Advisory Fees—Related Party

        Advisory fees—related party increased $3.1 million related to increased capital raising and investment activity.

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

Unrealized Gains (Losses) on Investments and Other

        Unrealized (losses) related to the change in fair value on two CRE securities for which the fair value option was elected. These real estate securities were sold in June 2012.

Comparison of the Year Ended December 31, 2011 to December 31, 2010

	Years Ended December 31,		Increase (decrease)
	2011	2010	Amount	%
Net Interest Income
Interest income	$3,092,289	$1,484,691	$1,607,598	108.3%
Interest expense	902,482	799,911	102,571	12.8%

Net interest income	2,189,807	684,780	1,505,027	219.8%
Expenses
Advisory fees—related party	265,403	53,760	211,643	393.7%
General and administrative expenses	1,058,515	925,341	133,174	14.4%

Total expenses	1,323,918	979,101	344,817	35.2%
Income (loss) from operations	865,889	(294,321)	1,160,210	394.2%
Realized gains (losses) on investments and other	—	199,604	(199,604)	(100.0)%
Unrealized gains (losses) on investments and other	732,231	1,724,637	(992,406)	(57.5)%

Net income (loss)	$1,598,120	$1,629,920	$(31,800)	(2.0)%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2011 and 2010. Amounts presented have been impacted by the timing of new investments and repayments during the period:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$25,331,414	$1,447,243	5.71%	$—	$—	—
CRE securities	31,122,362	1,645,046	5.29%	24,073,234	1,484,691	6.17%

	$56,453,776	$3,092,289	5.48%	$24,073,234	$1,484,691	6.17%

Interest-bearing liabilities:
Secured term loans	24,061,212	902,482	3.75%	24,061,212	799,911	3.32%

	$24,061,212	$902,482	3.75%	$24,061,212	$799,911	3.32%

Net interest income		$2,189,807			$684,780

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for secured term loans. All are calculated based on quarterly averages.

(2)
Includes the effect of amortization of premiums or discounts and deferred fees.

(3)
Calculated based on interest income or expense divided by average carrying value.

        Interest income increased $1.6 million, primarily attributable to increased investments in 2011.

        Interest expense increased $0.1 million, primarily attributable to a full period of borrowings on our secured term loans.

Expenses

Advisory Fees—Related Party

        Advisory fees—related party increased $0.2 million related to increased capital raising and investment activity.

General and Administrative Expenses

        General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our company. The increase was primarily attributable to an increase in capital raising and investment activity.

Realized Gains (Losses) on Investments and Other

        Realized gains recorded in 2010 related to the sale of one CRE security.

Unrealized Gains (Losses) on Investments and Other

        Unrealized gains (losses) on investments and other is related to the change in fair value on the two CRE securities for which the fair value option was elected.

Liquidity and Capital Resources

        We require capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under our Credit Facilities, CMBS bonds, securitized financing transactions and other term borrowings and shares of our common stock.

        Our charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share. Our Board is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that we have the authority to issue.

        For the year ended December 31, 2012, we sold 44.5 million shares in our Offering generating gross proceeds of $443.4 million. From inception through December 31, 2012, we raised gross proceeds of $600.1 million from our Offering, including proceeds from our Merger Transaction. As of December 31, 2012, we held $213.7 million of unrestricted cash and $160.9 million of unrestricted cash including unfunded commitments and minimum liquidity requirements for our Term Loan Facilities.

        In 2012, we entered into five Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $240.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate on our Term Loan Facilities depends upon asset type and characteristic. The initial maturity dates of our Term Loan Facilities range from February 2014 to July 2015 and all of our Term Loan Facilities have extensions available to us at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018. The advance rates and maturity dates of our CMBS Facilities are dependent upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.

        As of December 31, 2012, we held $197.5 million principal amount of CRE debt investments financed with $114.6 million under our Term Loan Facilities, resulting in a weighted average leveraged current yield of 12.9%. As of December 31, 2012, we held $16.6 million principal amount of CMBS financed with $11.7 million under our CMBS Facilities, resulting in a weighted average leveraged current yield of 10.9%.

        In November 2012, we closed our NorthStar CMBS Financing Transaction, which provides long-term, non-recourse, non-mark-to-market financing for a portion of our portfolio and we expect to execute similar transactions to finance our newly originated debt investments that might initially be financed on one of our Credit Facilities. Our NorthStar CMBS Financing Transaction was collateralized by $351.4 million of directly originated CRE debt by us and our Sponsor. We, through our subsidiaries, contributed nine CRE debt investments with a $199.2 million aggregate principal balance to our NorthStar CMBS Financing Transaction and our Sponsor, through its subsidiaries, contributed five CRE debt investments with a $152.2 million aggregate principal balance. This transaction involved the issuance and sale of a total of $227.5 million of investment-grade bonds. As of December 31, 2012, we held $194.4 million principal amount of CRE debt investments financed with $124.7 million issued under our NorthStar CMBS Financing Transaction, resulting in a weighted average leveraged current yield of 17.9%.

        If we are unable to continue to raise funds in our Offering or from borrowings, we will be unable to make new investments once we utilize our currently available capital, resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of any specific asset we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-offered REIT, regardless of whether we are able to continue to raise funds in our Offering. Our inability to continue to raise funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

        Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments. As of December 31, 2012, our leverage as a percentage of our cost of investments was 46% and is well below the maximum allowed by our charter.

        In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Dealer Manager and our Advisor for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor to the extent that selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We have an advisory agreement with our Advisor. Our advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our Board, including a majority of our independent directors.

Cash Flows

Year ended December 31, 2012 Compared to December 31, 2011

        Net cash provided by operating activities for the year ended December 31, 2012 was $13.2 million compared to $1.2 million for the year ended December 31, 2011. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity offset by fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses related to our business.

        Net cash (used in) investing activities for the year ended December 31, 2012 was $444.2 million compared to $75.5 million for the year ended December 31, 2011. Net cash (used in) investing activities for the year ended December 31, 2012 related to the origination of 15 CRE debt investments and the acquisition of three CRE securities, offset by the sale of two CRE securities. Net cash (used in) investing activities for the year ended December 31, 2011 related to the origination of six CRE debt investments and the acquisition of one CRE security.

        Net cash provided by financing activities for the year ended December 31, 2012 was $590.9 million compared to $107.8 million for the year ended December 31, 2011. Net cash provided by financing activities in 2012 related to the net proceeds from the issuance of common stock through our Offering, net borrowings under our Credit Facilities and net proceeds from our NorthStar CMBS Financing Transaction, offset by the repayment of secured term loans, distributions paid on our common stock, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities in 2011 related to the net proceeds from the issuance of common stock through our Offering offset by distributions paid on our common stock and share repurchases.

Year ended December 31, 2011 Compared to December 31, 2010

        Net cash provided by operating activities was $1.2 million for the year ended December 31, 2011 compared to net cash used of $0.1 million for the year ended December 31, 2010. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity offset by fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses related to our business.

        Net cash (used in) investing activities was $75.5 million for the year ended December 31, 2011 compared to $27.8 million for the year ended December 31, 2010. Net cash (used in) investing activities in 2011 related to the origination of six CRE debt investments and the acquisition of one CRE security. Net cash (used in) investing activities for 2010 related to the acquisition of two CRE securities offset by the sale of one CRE security.

        Net cash provided by financing activities was $107.8 million for the year ended December 31, 2011 compared to $48.2 million for the year ended December 31, 2010. Net cash provided by financing activities in 2011 related to the net proceeds from the issuance of common stock through our Offering offset by distributions paid on our common stock and share repurchases. Net cash provided by financing activities in 2010 related to net proceeds from the issuance of common stock through our Offering and borrowings incurred under our Term Asset-Backed Securities Loan Facilities, or TALF, agreements offset by the distributions paid on our common stock and share repurchases.

Contractual Obligations and Commitments

        The following table presents contractual obligations and commitments as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CMBS bonds payable	$124,659,168	$—	$—	$—	$124,659,168
Credit facilities	126,321,250	11,685,000	87,786,250	26,850,000	—
Estimated asset management fees(1)	71,522,720	7,152,271	14,304,544	14,304,544	35,761,361
Estimated interest payments(2)	11,665,035	2,333,007	4,666,014	4,666,014	—
Unfunded commitments	29,785,714	19,285,714	10,500,000	—	—
PE fund JV commitment(3)	144,209,416	135,446,591	8,762,825	—	—

Total	$508,163,303	$175,902,583	$126,019,633	$45,820,558	$160,420,529

(1)
Estimated asset management fees were calculated for the next ten years and assumes no additional investments.

(2)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR convention plus the respective spread as of December 31, 2012 was used to estimate payments for our floating-rate debt.

(3)
We have committed capital of $144.2 million, including $115.0 million of our initial investment and approximately $29.2 million associated with future fundings.

Off Balance Sheet Arrangements

        We currently have no off balance sheet arrangements.

Related Party Arrangements

NS Real Estate Income Trust Advisor, LLC

        Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, our Advisor receives fees and reimbursements from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.

Organization and Offering Costs

        Our Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on our behalf in connection with our Offering. We are obligated to reimburse our Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and the dealer manager fee, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.

Operating Costs

        Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee, asset management fee or disposition fee. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

        We pay our Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the principal amount funded or allocated for CRE debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

        Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the principal amount funded or allocated by us to originate or acquire CRE debt investments, or the amount invested in the case of other real estate investments, including acquisition expenses and any financing attributable to such investments. Acquisition fees paid to our Advisor related to the origination or acquisition of CRE debt investments are included in CRE debt investments, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, our Advisor, or its affiliates, will receive a disposition fee equal to 1.0% of the contract sales price of each CRE debt or select CRE equity investment sold. We will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property. Disposition fees incurred to our Advisor on CRE debt investments are included in CRE debt investments, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

        Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of 3.0% of gross offering proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under our DRP.

        The following table presents the fees and reimbursements incurred to our Advisor for the years ended December 31, 2012, 2011 and 2010 and the amounts payable as of December 31, 2012 and 2011:

		Years Ended December 31,			Due to related party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2012	2011	2010	2012(1)	2011
Organization and offering costs
Organization	General and administrative expenses	$470,339	$246,112	$42,151	$113,209	$23,514
Offering	Cost of capital(2)	5,563,511	1,600,193	17,849	2,150,964	937,597
Operating costs(3)	General and administrative expenses	2,396,809	761,087	133,648	522,799	230,985
Advisory fees
Asset management	Advisory fees—related party	3,359,462	265,403	53,760	558,998	—
Asset acquisition(4)	Real estate debt investments, net	4,752,600	728,074	—	—	96,850
Asset disposition(4)	Real estate debt investments, net	23,750	—	—	23,750	—
Selling commissions / Dealer manager fees	Cost of capital(2)	42,384,721	12,023,777	2,475,920	—	—

Total					$3,369,720	$1,288,946

(1)
For the year ended December 31, 2012, the aggregate amount of advisory fees and all other costs paid to our Advisor was $7.6 million and $6.6 million, respectively.

(2)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2012, the ratio of offering costs to total capital raised was 11%.

(3)
As of December 31, 2012, our Advisor has incurred unreimbursed operating costs of $5.6 million on behalf of us, of which $5.1 million is still allocable. For 2010, represents the amount from October 18, 2010 through December 31, 2010. For the year ended December 31, 2012, total operating expenses included in the 2%/25% Guidelines represented 2% of average invested assets and 39% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(4)
Asset acquisition/disposition fees incurred to our Advisor are generally offset by origination/exit fees paid to us by borrowers.

Sponsor Purchase of Common Stock

        We are party to a Second Amended and Restated Distribution Support Agreement, as amended, or the Distribution Support Agreement, with our Sponsor pursuant to which our Sponsor has agreed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to our stockholders. In April 2012, the Distribution Support Agreement was extended until July 2013. For the years ended December 31, 2012 and 2011, our Sponsor purchased 0.3 million and 0.2 million shares, respectively, of our common stock for $2.3 million and $2.3 million, respectively. For the year ended December 31, 2010, our Sponsor was not required to purchase shares under the Distribution Support Agreement. From inception through December 31, 2012, our Sponsor purchased 0.5 million shares for $4.6 million pursuant to the Distribution Support Agreement. For the third and fourth quarters of 2012, our Sponsor was not required to purchase shares in connection with the Distribution Support Agreement.

NorthStar CMBS Financing Transaction

        As part of our NorthStar CMBS Financing Transaction, we contributed nine real estate debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. Our Sponsor contributed five real estate debt investments with a $152.2 million aggregate principal amount and retained an equity interest of $54.0 million. In connection with this transaction, since we and our Sponsor both contributed assets into a single securitization, we entered into an agreement with our Sponsor that provides that we will both receive the economic benefit and bear the economic risk associated with the investments we each contributed into the securitization. In both cases, our respective retained interests are subordinate to the interests of the senior bondholders. In the unlikely event that either we or our Sponsor suffers a complete loss of such retained interests, any additional losses would be borne by the remaining retained interests held by us or our Sponsor, as the case may be, prior to the senior bondholders. We maintain effective control of our retained interest in the contributed assets.

PE Fund JV

        In connection with our PE Fund JV, we agreed to assume certain rights and obligations under a subscription agreement to acquire a 29.5% interest in our PE Fund JV. Furthermore, we guaranteed all of the funding obligations that may be due and owing under our PE Fund JV. We and our Sponsor each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding obligations or related transaction documents in the case of a joint default by either of us. We and our Sponsor further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely our responsibility or the responsibility of our Sponsor, as the case may be. Our Sponsor deposited an aggregate of $40.0 million in connection with this transaction, which includes $11.8 million on behalf of us, in the proportion of the respective capital contributions. Our portion of this deposit is recorded in due to related party on the consolidated balance sheets. The deposit is generally nonrefundable if the transactions are not consummated as a result of a default by either us or our Sponsor.

Recent Developments

Offering Proceeds

        For the period from January 1, 2013 through March 1, 2013, we sold 11.4 million shares of common stock pursuant to our Offering generating gross proceeds of $113.1 million.

Distributions

        On February 26, 2013, our Board approved a daily cash distribution of $0.002191781 per share of common stock, which is equivalent to an annual distribution rate of 8%, for each of the three months ended June 30, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on May 1, 2013, June 3, 2013 and July 1, 2013.

Share Repurchases

        On January 30, 2013, we repurchased 104,602 shares for a total of $1.0 million or $9.74 per share.

Sponsor Purchase of Common Stock

        In February 2013, we determined that our Sponsor was not required to purchase shares under the Distribution Support Agreement for the quarter ended December 31, 2012.

New Investments

        Subsequent to quarter end, we originated one first mortgage loan with a principal amount of $91.0 million, resulting in a leveraged current yield of 11.5%. Preston Butcher, is the chairman of the board of directors and chief executive officer of Legacy Partners Commercial, LLC, which is an investor in the borrowing entity. Mr. Butcher is a member of the board of directors of our Sponsor. We also acquired four CMBS in a $1.2 billion securitization for $23.3 million. The CMBS have an unleveraged current yield of 13.3% with appreciation potential. An affiliate of our Sponsor was named special servicer for the securitization.

        We generally target investments that will allow us to pay distributions at an annualized rate of return of 8%. However, we are not required to pay distributions to our stockholders at a rate of 8% per annum or at all. As of February 21, 2013, the date of our last investment, our portfolio produced an expected current leveraged yield of 8.3% inclusive of unrestricted cash and net of expenses and had a weighted average leveraged current yield of 14.3%.

Completion of Initial Closing of PE Fund JV

        On February 15, 2013, we completed the Initial Closing of our PE Fund JV. Pursuant to the terms of the agreement, the full purchase price for the transaction was funded at the Initial Closing, exclusive of future capital commitments underlying the fund interests in our PE Fund JV. Consequently, we funded $121.0 million (including the $11.8 million deposit) and our Sponsor (together with us, the NorthStar Entities), funded $289.0 million. In connection with the Initial Closing, the current owner of the fund interests, or the Class B Partner, contributed its interests in 18 of the approximately 50 funds subject to the transaction in exchange for all of the Class B partnership interests in our PE Fund JV. The funds that were contributed at the Initial Closing had an aggregate reported NAV of $304.0 million at June 30, 2012 and the total NAV of all funds expected to be contributed in the transaction had an aggregate reported NAV of $804.0 million at June 30, 2012. Since we are contractually entitled to our proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date the fund interests are transferred to our PE Fund JV, from the Initial Closing, we will record our proportional share of all distributions that has accrued since June 30, 2012. Based on cash flows received from the fund interests from June 30, 2012 to December 31, 2012, we are generating a current yield on our investment of approximately 18%. There is no assurance we will realize this yield on our investment. The amounts funded and total NAV associated with the Initial Closing of our PE Fund JV differ from those previously reported due to additional fund interests anticipated to be acquired.

        Our PE Fund JV is not expected to be a variable interest entity and is expected to be considered a voting interest entity due to shared power of the activities that most significantly impact the performance of the respective entities and therefore, the entity is not expected to be consolidated by us. We expect to account for our non-controlling financial interest in our PE Fund JV at fair value by electing the fair value option available under U.S. GAAP. We will determine fair value based on a valuation model using assumptions such as discount rate and timing and amount of expected future cash flows. We expect the use of the fair value election to result in equity in earnings from unconsolidated ventures which will approximate a level yield.

        Shortly following the Initial Closing, the NorthStar Entities and the Class B Partner will "true up:" (i) any distributions received by the Class B Partner; and (ii) any contributions made by the Class B Partner, from the contributed funds since June 30, 2012, with the NorthStar Entities receiving any such distributions, and the NorthStar Entities reimbursing the Class B Partner for any such contributions, in each case in accordance with the terms of the agreements governing our PE Fund JV. One of our Sponsor's subsidiaries is the general partner of the partnerships which hold the interests that were contributed at the Initial Closing. We anticipate closing most of the remaining fund interests in the first quarter 2013. In connection with additional closings, either one of our Sponsor's or an affiliate of the

Class B Partner may be the general partner of the partnerships that will hold the additional fund interests. The closing of each of the remaining fund interests is subject to customary closing conditions, including third-party consents.

Primary Offering

        In February 2013, we announced that our Primary Offering will end on or before July 19, 2013.

Inflation

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and consolidated balance sheets are measured with reference to historical cost and/or fair value without considering inflation.

        Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.

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

        Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when we seek to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.

        Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flows. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flows and therefore the potential distributions to our stockholders. However, almost always, we earn origination fees from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flows would be minimal.

        Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us.

        The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) from operations over the life of our company.

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

        Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the accretion of a discount and amortization of a premium on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities investments or other, as well as other adjustments.

        MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based upon discounting the expected future cash flows of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. Due to our limited life, any loan loss reserves recorded may be difficult to recover.

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

        Set forth below is a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders:

	Years Ended December 31,
	2012	2011	2010
Funds from Operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$15,303,530	$1,598,017	$1,629,592

Funds from Operations	$15,303,530	$1,598,017	$1,629,592

Modified Funds from Operations:
Funds from Operations	$15,303,530	$1,598,017	$1,629,592
Amortization of premiums, discounts and fees on investments and borrowings, net	469,936	85,198	43,675
Realized (gains) losses on investments and other(1)	(3,027,959)	—	(199,604)
Unrealized (gains) losses from fair value adjustments	2,456,869	(732,231)	(1,724,637)

Modified Funds from Operations	$15,202,376	$950,984	$(250,974)

(1)
In June 2012, we sold two CRE securities generating gross sales proceeds of $32.4 million, representing a realized gain of $3.0 million that is excluded from MFFO.

Distributions Declared and Paid

        We generally pay distributions on a monthly basis based on daily record dates. Since the commencement of our operations on October 18, 2010 through December 31, 2012, we have paid distributions at an annualized distribution rate of 8% based on a purchase price of $10.00 per share of our common stock.

        The following table presents distributions declared for the years ended December 31, 2012 and 2011 and from inception through December 31, 2012:

	Distributions(1)
				Cash Flow from Operations(2)	Funds from Operations(2)
Period	Cash	DRP	Total
Year ended December 31, 2012	$16,307,695	$11,614,018	$27,921,713	$13,211,805	$15,303,530
Year ended December 31, 2011	3,885,336	1,770,350	5,655,686	1,175,030	1,598,017
Inception through December 31, 2012(3)	21,584,911	13,562,063	35,146,974	14,334,558	19,211,669

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Contains reclassifications to conform with our consolidated financial statements on Form 10-K for the year ended December 31, 2011.

(3)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to our Merger Transaction. From inception through December 31, 2012, the difference between total distributions (including cash distributions and shares issued in connection with our DRP) and cash flow from operations was $16.9 million, of which $4.6 million related to shares purchased by our Sponsor pursuant to the Distribution Support Agreement and $11.8 million related to shares issued pursuant to our DRP.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are primarily subject to interest rate risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets and liabilities are held for investment and not for trading purposes.

Interest Rate Risk

        Changes in interest rates affect our net interest income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and hedges.

        Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR, and typically reprice every 30 days based on LIBOR in effect at the time. Currently, all of our floating-rate CRE debt investments have a fixed minimum LIBOR rate. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.

        Changes in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of December 31, 2012, all of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would decrease net income by $3.5 million.

Credit Spread Risk

        The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed and floating-rate assets decrease and vice versa. The fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate debt investments are valued based on a market credit spread over the applicable LIBOR. Excessive supply of these investments combined with reduced demand will generally cause the market to require a higher yield on these investments, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.

Credit Risk

        Credit risk in our CRE debt and securities investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor's comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2012, three CRE debt investments contributed more than 10% of interest income.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements of NorthStar Real Estate Income Trust, Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm's report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Real Estate Income Trust, Inc.

        We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income Trust, Inc. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 5, 2013

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Cash	$213,726,794	$53,859,334
Restricted cash	72,264,507	6,699,481
Real estate securities, available for sale	29,581,840	34,745,604
Real estate debt investments, net (see Note 7)	514,058,122	72,937,316
Receivables, net	4,654,546	1,087,677
Deferred costs and other assets, net	25,651,925	35,636

Total assets	$859,937,734	$169,365,048

Liabilities
CMBS bonds payable	$124,491,302	$—
Credit facilities	126,321,250	—
Secured term loans	—	24,061,212
Due to related party	15,164,592	1,288,946
Accounts payable and accrued expenses	462,656	412,568
Escrow deposits payable	71,847,373	6,699,481
Distribution payable	3,904,642	996,287

Total liabilities	342,191,815	33,458,494
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders' Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 60,204,641 and 15,846,892 shares issued and outstanding as of December 31, 2012 and 2011, respectively	602,046	158,468
Additional paid-in capital	532,617,038	138,967,790
Retained earnings (accumulated deficit)	(15,935,305)	(3,317,122)
Accumulated other comprehensive income (loss)	457,515	93,071

Total NorthStar Real Estate Income Trust, Inc. stockholders' equity	517,741,294	135,902,207
Non-controlling interests	4,625	4,347

Total equity	517,745,919	135,906,554

Total liabilities and equity	$859,937,734	$169,365,048

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Net Interest Income
Interest income	$24,600,771	$3,092,289	$1,484,691
Interest expense	3,299,346	902,482	799,911

Net interest income	21,301,425	2,189,807	684,780
Expenses
Advisory fees—related party	3,359,462	265,403	53,760
General and administrative expenses	3,209,257	1,058,515	925,341

Total expenses	6,568,719	1,323,918	979,101
Income (loss) from operations	14,732,706	865,889	(294,321)
Realized gains (losses) on investments and other	3,027,959	—	199,604
Unrealized gains (losses) on investments and other	(2,456,869)	732,231	1,724,637

Net income (loss)	15,303,796	1,598,120	1,629,920
Less: net income (loss) attributable to non-controlling interests	266	103	328

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$15,303,530	$1,598,017	$1,629,592

Net income (loss) per share of common stock, basic / diluted	$0.44	$0.22	$0.77

Weighted average number of shares of common stock outstanding	34,928,761	7,118,918	2,104,915

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
Net income	$15,303,796	$1,598,120	$1,629,920
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	364,456	93,081	—

Total other comprehensive income (loss)	364,456	93,081	—
Comprehensive income	15,668,252	1,691,201	1,629,920
Less:
Net income attributable to non-controlling interests	266	103	328
Other comprehensive income (loss) attributable to non-controlling interests	12	10	—

Comprehensive income attributable to NorthStar Real Estate Income Trust, Inc.	$15,667,974	$1,691,088	$1,629,592

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity
			Additional Paid- in Capital				Non-controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2009	113,828	$1,138	$998,862	$680,530	$—	$1,680,530	$3,361	$1,683,891

Shares of the accounting acquiree	39,039	390	62,326	—	—	62,716	545	63,261
Net proceeds from issuance of common stock	3,920,386	39,204	33,806,124	—	—	33,845,328	—	33,845,328
Proceeds from DRP	14,129	141	133,232	—	—	133,373	—	133,373
Shares redeemed for cash	(893,968)	(8,939)	(8,233,445)	—	—	(8,242,384)	—	(8,242,384)
Distributions declared	—	—	—	(1,569,575)	—	(1,569,575)	—	(1,569,575)
Amortization of equity-based compensation	—		8,439	—	—	8,439	—	8,439
Net income	—	—	—	1,629,592	—	1,629,592	328	1,629,920

Balance, December 31, 2010	3,193,414	$31,934	$26,775,538	$740,547	$—	$27,548,019	$4,234	$27,552,253

Net proceeds from issuance of common stock	12,507,536	125,075	110,842,614	—	—	110,967,689	—	110,967,689
Proceeds from DRP	153,190	1,532	1,453,776	—	—	1,455,308	—	1,455,308
Shares redeemed for cash	(14,748)	(148)	(147,332)	—	—	(147,480)	—	(147,480)
Issuance and amortization of equity-based compensation	7,500	75	43,194	—	—	43,269	—	43,269
Other comprehensive income (loss)	—	—	—	—	93,071	93,071	10	93,081
Distributions declared	—	—	—	(5,655,686)	—	(5,655,686)	—	(5,655,686)
Net income (loss)	—	—	—	1,598,017	—	1,598,017	103	1,598,120

Balance, December 31, 2011	15,846,892	$158,468	$138,967,790	$(3,317,122)	$93,071	$135,902,207	$4,347	$135,906,554

Net proceeds from issuance of common stock (see Note 7)	43,407,074	434,071	384,665,814	—	—	385,099,885	—	385,099,885
Proceeds from DRP	1,084,678	10,847	10,293,599	—	—	10,304,446	—	10,304,446
Shares redeemed for cash	(141,503)	(1,415)	(1,370,230)	—	—	(1,371,645)	—	(1,371,645)
Issuance and amortization of equity-based compensation	7,500	75	60,065	—	—	60,140	—	60,140
Other comprehensive income (loss)	—	—	—	—	364,444	364,444	12	364,456
Distributions declared	—	—	—	(27,921,713)	—	(27,921,713)	—	(27,921,713)
Net income (loss)	—	—	—	15,303,530	—	15,303,530	266	15,303,796

Balance, December 31, 2012	60,204,641	$602,046	$532,617,038	$(15,935,305)	$457,515	$517,741,294	$4,625	$517,745,919

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$15,303,796	$1,598,120	$1,629,920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and fees on investments and borrowings, net	469,936	85,198	43,675
Amortization of deferred financing costs	390,872	10,580	9,071
Interest accretion on investments	(301,363)	—	—
Realized gain on investments and other	(3,027,959)	—	(199,604)
Unrealized (gains) losses on investments and other	2,456,869	(732,231)	(1,724,637)
Amortization of equity-based compensation	60,140	43,269	8,439
Loan acquisition costs	(155,550)	(151,074)	—
Changes in assets and liabilities:
Restricted cash	(417,134)	—	—
Receivables, net	(1,523,859)	(204,724)	(120,026)
Due to related party	(94,032)	207,123	144,226
Accounts payable and accrued expenses	50,089	318,769	103,029

Net cash provided by (used in) operating activities	13,211,805	1,175,030	(105,907)
Cash flows from investing activities:
Origination of real estate debt investments	(445,474,286)	(72,807,400)	—
Repayments on real estate debt investments	4,750,000	—	—
Acquisition of real estate securities	(26,144,380)	(2,720,000)	(29,616,265)
Proceeds from sales of real estate securities	32,378,694	—	1,852,500
Purchase of derivative instrument	(9,750,000)	—	—

Net cash provided by (used in) investing activities	(444,239,972)	(75,527,400)	(27,763,765)
Cash flows from financing activities:
Net proceeds from issuance of common stock	382,938,676	109,088,211	33,682,941
Proceeds from issuance of common stock, related party	2,293,005	2,278,826	—
Proceeds from DRP	10,304,446	1,455,308	133,373
Shares redeemed for cash	(1,371,645)	(147,480)	(8,242,384)
Distributions paid on common stock	(25,013,358)	(4,867,993)	(1,360,981)
Borrowings under secured term loans	—	—	24,089,417
Repayment of secured term loans	(24,061,212)	—	(28,205)
Borrowings under credit facilities	244,048,440	—	—
Repayments of credit facilities	(117,727,190)	—	—
Proceeds from CMBS bonds	129,215,614	—	—
Repayment of CMBS bonds	(4,750,000)	—	—
Payment of deferred financing costs	(4,981,149)	—	(55,287)

Net cash provided by (used in) financing activities	590,895,627	107,806,872	48,218,874
Net increase (decrease) in cash	159,867,460	33,454,502	20,349,202
Cash—beginning of period	53,859,334	20,404,832	55,630

Cash—end of period	$213,726,794	$53,859,334	$20,404,832

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,699,615	$891,887	$749,267
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$65,147,892	$6,699,481	$—
Due to related party	11,794,872	—	—
Distribution payable	3,904,642	996,287	208,594
Accrued cost of capital (see Note 7)	2,372,526	1,015,723	44,902
Subscriptions receivable, gross	2,240,822	842,020	270,550

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Organization

        NorthStar Real Estate Income Trust, Inc. (the "Company") was formed on January 26, 2009 and elected to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2010. The Company was organized primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate ("CRE") debt, securities and other select equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities will primarily consist of commercial mortgage-backed securities ("CMBS") and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the "Advisor") and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the business. The Sponsor is a real estate investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.

        Substantially all business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2012 and 2011. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from its continuous public offering to the OP as a capital contribution. As of December 31, 2012, the Company's limited partnership interest in the OP was 99.96%.

        The Company's charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

        On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares can be offered pursuant to the primary offering (the "Primary Offering"), and 10,526,315 shares can be offered pursuant to the distribution reinvestment plan (the "DRP"), and are herein collectively referred to as the Offering. The SEC declared the Company's registration statement effective on July 19, 2010 and the Company retained NorthStar Realty Securities, LLC (the "Dealer Manager"), a wholly-owned subsidiary of the Sponsor, to serve as the dealer manager of the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering.

        On October 18, 2010, the Company completed a merger, accounted for as a reverse merger and recapitalization, with NorthStar Income Opportunity REIT I, Inc. ("NSIO REIT") also sponsored by the Sponsor (the "Merger Transaction"). The Company was considered the surviving legal entity and NSIO REIT was considered the accounting acquirer and the surviving accounting entity. As the surviving accounting entity, NSIO REIT's financial information is presented in these consolidated financial statements on a historical carryover basis.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Formation and Organization (Continued)

        2,828,552 shares of NSIO REIT, par value $0.01 per share, issued and outstanding immediately prior to the Merger Transaction were converted into 2,897,694 shares of the Company's common stock, par value $0.01, at a conversion rate of 1.02444444 shares of the Company's stock for every one share of NSIO REIT stock and 893,968 shares of NSIO REIT, par value $0.01 per share, issued and outstanding immediately prior to the Merger Transaction were converted into cash, without interest, in an amount of $9.22 per share. All NSIO REIT stockholders who would otherwise have been entitled to a fractional share of the Company's shares received cash in an amount equal to such fraction of the Company's shares based on a conversion price of $9.22. The Company used $8,242,384 of the cash received from NSIO REIT in connection with the closing of the Merger Transaction to satisfy the obligation to pay the cash consideration. On the closing date, 411 NSIO REIT stockholders became stockholders of the Company with each of their shares of NSIO REIT common stock being converted to unregistered shares of the Company's common stock at the ratio set forth above.

        From inception through December 31, 2012, the Company has raised gross proceeds of $600.1 million from the Offering, including proceeds from the Merger Transaction.

2. Summary of Significant Accounting Policies

Basis of Accounting

        The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries and voting interest entities which are generally majority or wholly-owned and controlled by the Company. All significant intercompany balances have been eliminated in consolidation.

Variable Interest Entities

        A variable interest entity ("VIE") is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and its quantitative analysis on the forecasted cash flows of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

2. Summary of Significant Accounting Policies (Continued)

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

        The Company evaluates its CRE debt and securities investments and its financings structured as securitizations to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2012, the Company has not identified any VIEs related to its investments or financings.

Voting Interest Entities

        A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participation rights that result in shared power of the activities that most significantly impact the performance of the entity.

        The Company performs on-going reassessments of whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.

Investments in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method. When the Company owns a non-controlling financial interest in an entity and is deemed to exert significant influence over the entity's operating and financial policies, the investment is accounted for either: (i) under the equity method where the investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses; or (ii) at fair value by electing the fair value option available under U.S. GAAP. Significant influence generally exists when the Company owns 20% to 50% of the entity's common stock or in-substance common stock. The Company may account for such investments using the cost method if the Company does not maintain significant influence over the unconsolidated entity.

        Under the equity method, capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.

Reclassifications

        Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.

Comprehensive Income (Loss)

        The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) ("OCI"). The only component of OCI is unrealized gain (loss) on CRE securities for which the fair value option of accounting was not elected.

Cash

        The Company considers all highly-liquid investments with a remaining maturity date of three months or less to be cash. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions and, to date, the Company has not experienced any losses on cash.

Restricted Cash

        Restricted cash consists of escrow deposits for future debt service payments, taxes, insurance, tenant improvements and other costs collected in connection with loan originations and the NorthStar CMBS Financing Transaction (refer to Note 6).

Fair Value Option

        The fair value option provides an election that allows companies to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option of accounting for its assets and liabilities. However the Company may elect to apply the fair value option of accounting to certain of its CRE securities investments. Changes in fair value for assets and liabilities for which the election is made will be recognized in income as they occur.

Real Estate Debt Investments

        CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

deemed appropriate, which approximates fair value. As of December 31, 2012, the Company did not have any impaired CRE debt investments.

Real Estate Securities

        The Company classifies its CRE securities investments as available for sale on the acquisition date which are carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations. As of December 31, 2012, the Company did not have any CRE securities investments for which it elected the fair value option.

Revenue Recognition

Real Estate Debt Investments

        Interest income is recognized on an accrual basis and any related discount, premium, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The accretion of discount or amortization of a premium is discontinued if such loan is reclassified to held for sale.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

absorb probable losses. As of December 31, 2012, the Company did not have any impaired CRE debt investments.

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

Real Estate Securities

        CRE securities for which the fair value option is not elected are evaluated quarterly for other-than-temporary impairment ("OTTI"). Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings. As of December 31, 2012, the Company did not have any OTTI recorded on its CRE securities investments.

        CRE securities for which the fair value option is elected are not evaluated for OTTI as changes in fair value are recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gains (losses) on investments and other as losses occur.

Derivatives

        Derivatives are used to manage exposure to interest rate risk. All cash settlements and changes in fair value are recorded in interest income in the consolidated statements of operations. As of December 31, 2012, the Company had one interest rate floor as a general hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $9.2 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy (refer to Note 3). The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of December 31, 2012.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Organization and Offering Costs

        The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.

Equity-Based Compensation

        The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the award's vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.

Income Taxes

        The Company has elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company's REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company has assessed its tax positions for all open tax years and concluded there were no material uncertainties to be recognized. As of December 31, 2012, the tax years ended December 31, 2012, 2011 and 2010 remain subject to examination by major tax jurisdictions.

Recent Accounting Pronouncements

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

2. Summary of Significant Accounting Policies (Continued)

2012 and the required disclosures have been incorporated into Note 3 of the consolidated financial statements. The adoption did not have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of OCI that must be reported but it eliminates the option to present OCI on the statement of equity. In February 2013, the FASB issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The update is effective for the Company in the first quarter 2013. Early adoption is permitted. The Company is currently evaluating the impact of this accounting update and does not expect it will have a material impact on the consolidated financial statements. The remaining requirements of the accounting update were effective for the Company in the first quarter 2012 and were applied retrospectively to all periods reported after the effective date. There was no impact on the consolidated financial statements as the Company currently complies with the update.

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

        Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The Company determines the prices are representative of fair value through a review of available date, including observable inputs, recent transactions as well as its knowledge and experience of the market.

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

Fair Value Hierarchy

        Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 by level within the fair value hierarchy:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset type:
Real estate securities	$—	$29,581,840	$—	$29,581,840	$—	$34,745,604	$—	$34,745,604

        As of December 31, 2012 and 2011, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

        In the second quarter 2012, the Company sold the only two CRE securities for which the fair value option was elected. As a result, the Company did not have any financial assets or liabilities for which it elected the fair value option as of December 31, 2012.

        For the years ended December 31, 2012, 2011 and 2010, the Company recognized unrealized gains (losses) of ($2.5) million, $0.7 million and $1.7 million, respectively, for financial assets for which the fair value option was elected. These amounts are recorded as unrealized gains (losses) on investments and other in the consolidated statements of operations.

Fair Value of Financial Instruments

        In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosures of estimated fair value of financial instruments were determined by the Company, using

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value (Continued)

available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

        The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Principal Amount		Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$30,575,000		$29,581,840	$29,581,840	$32,856,000	$34,745,604	$34,745,604
Real estate debt investments, net	513,833,049	(3)	514,058,122	513,833,049	72,807,400	72,937,316	72,807,400
Financial liabilities:(1)
CMBS bonds payable	$124,659,168		$124,491,302	$124,862,021	$—	$—	$—
Credit facilities	126,321,250		126,321,250	126,321,250	—	—	—
Secured term loans	—		—	—	24,061,212	24,061,212	25,451,764

(1)
The fair value of other financial instruments not included in this table are estimated to approximate their carrying amounts.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

(3)
Excludes future funding commitments of $29.8 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Real Estate Debt Investments

        For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Prices were calculated assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

Credit Facilities

        The Company has amounts outstanding under five credit facilities all of which bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximated fair value. These fair value measurements are based on observable inputs and are classified as Level 2 of the fair value hierarchy.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value (Continued)

CMBS Bonds Payable

        CMBS bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.

Secured Term Loans

        The estimated fair value is based on interest rates available for issuance of liabilities with similar terms and remaining maturities. This fair value measurement is based on observable inputs and is classified as Level 2 of the fair value hierarchy.

4. Real Estate Securities

        CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following is a summary of CRE securities:

						Weighted Average
				Cumulative Unrealized Gain (Loss) on Investments
CMBS:	Number	Principal Amount(1)	Amortized Cost		Fair Value	Coupon(2)	Current Yield
December 31, 2012	4	$30,575,000	$29,124,303	$457,537	$29,581,840	5.39%	5.71%
December 31, 2011	3	$32,856,000	$32,195,653	$2,549,951	$34,745,604	5.53%	8.94%

(1)
Certain CRE securities serve as collateral for financing transactions including carrying value of $18.2 million for the CMBS Facilities (refer to Note 6). The remainder is unleveraged.

(2)
All CMBS are fixed rate.

        In June 2012, the Company sold two CRE securities for proceeds of $32.4 million. In connection with the sale, the Company recorded a realized gain on investments and other of $3.0 million in its consolidated statements of operations.

        The Company recorded unrealized gains in OCI for the years ended December 31, 2012 and 2011 of $0.4 million and $0.1 million, respectively. The Company did not record any unrealized gains in OCI for the year ended December 31, 2010.

        As of December 31, 2012, the weighted average contractual maturity of CRE securities was 31 years with an expected life of 5.0 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Real Estate Debt Investments

        The following is a summary of CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2012:

				Weighted Average				Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount(1)	Carrying Value(2)	Fixed Rate	Spread over LIBOR(3)	Current Yield	Initial Maturity
First mortgage loans	18	$486,991,532	$476,716,605	13.25%	6.14%	8.22%	May-15	89.5%
Mezzanine loans	2	56,627,231	37,341,517	11.50%	10.00%	12.12%	May-13	8.2%

Total/Weighted average	20	$543,618,763	$514,058,122	12.47%	6.18%	8.50%	Mar-15	81.0%

(1)
Includes interest accretion, to the extent applicable, and future funding commitments of $29.8 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $194.5 million for the CMBS bonds payable (refer to Note 6) and $197.6 million for the Term Loan Facilities (refer to Note 6). The remainder is unleveraged.

(3)
All floating-rate loans are subject to a fixed minimum LIBOR rate ("LIBOR floor"). As of December 31, 2012, the weighted average LIBOR floor for all floating-rate loans was 1.61%.

        As of December 31, 2012, the weighted average leveraged current yield on debt investments was 13.6%.

        The following is a summary of CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2011:

				Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Spread over LIBOR(1)	Current Yield	Initial Maturity
First mortgage loans	5	$68,307,400	$68,436,947	4.95%	8.28%	Sep-14	100.0%
Mezzanine loans	1	4,500,000	4,500,369	10.00%	15.15%	Dec-16	100.0%

Total/Weighted average	6	$72,807,400	$72,937,316	5.26%	8.70%	Nov-14	100.0%

(1)
All loans are subject to a LIBOR floor. As of December 31, 2011, the weighted average LIBOR floor for all loans was 3.37%.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Real Estate Debt Investments (Continued)

        Maturities of principal amount of CRE debt investments as of December 31, 2012 are as follows:

	Initial Maturity	Maturity Including Extensions(1)
2013	$64,480,000	$—
2014	104,231,532	52,000,000
2015	309,980,000	12,480,000
2016	64,927,231	63,557,400
2017	—	350,654,132
Thereafter	—	64,927,231

Total	$543,618,763	$543,618,763

(1)
Maturity Including Extensions assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

Credit Quality Monitoring

        CRE debt investments are typically first mortgage loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based upon: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms, and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity.

        The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as "performing." The Company will categorize a weaker credit quality debt investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called "performing with a loan loss reserve." The Company will categorize a weaker credit quality debt investment that is not performing, which the Company defines as a loan in maturity default and/or is past due at least 90 days on its contractual debt service payments, as a non-performing loan ("NPL"). The Company's definition of an NPL may differ from that of other companies that track NPLs.

        As of December 31, 2012, all CRE debt investments were performing in accordance with the terms of the loan agreements and were categorized as performing loans. For the years ended December 31, 2012 and 2011, three and one, respectively, CRE debt investments contributed more than 10% of interest income. For the year ended December 31, 2010, no CRE debt investments contributed more than 10% of interest income.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Borrowings

        The following table presents a summary of borrowings as of December 31, 2012 and 2011:

					December 31, 2012		December 31, 2011
	Type	Final Maturity		Contractual Interest Rate(1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
CMBS bonds payable
CMBS 2012-1	Non-recourse	Aug-29		1.87%	$124,659,168	$124,491,302	$—	$—

Subtotal CMBS bonds payable					124,659,168	124,491,302	—	—
Credit facilities
Loan Facility 1	Partial Recourse(2)	Feb-16	(3)	2.96% (4)	32,836,250	32,836,250	—	—
Loan Facility 2	Partial Recourse(5)	Jul-17	(6)	3.85% (7)	54,950,000	54,950,000	—	—
Loan Facility 3	Non-recourse	Jul-18	(8)	4.65% (9)	26,850,000	26,850,000	—	—
CMBS Facilities	Recourse		(10)	1.42%	11,685,000	11,685,000	—	—

Subtotal credit facilities					126,321,250	126,321,250	—	—
Secured term loans
TALF 1	Non-recourse	Jan-15		3.73%	—	—	11,629,213	11,629,213
TALF 2	Non-recourse	Feb-15		3.69%	—	—	12,431,999	12,431,999

Subtotal secured term loans					—	—	24,061,212	24,061,212

Grand Total					$250,980,418	$250,812,552	$24,061,212	$24,061,212

(1)
Represents the weighted average as of December 31, 2012.

(2)
Recourse solely with respect to 25% of "core" assets and 100% of "flex" assets, which may only represent 25% of the total credit facility, as such terms are defined in the governing documents.

(3)
The initial maturity date is February 28, 2014, with two, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(4)
The contractual interest rate depends upon asset type, subject to adjustment, and ranges from one-month LIBOR plus a spread of 2.5% to 3.0%. The Company has also incurred an immaterial amount of non-utilization fees.

(5)
Recourse solely with respect to 25% of the repurchase price for purchased assets with a debt yield equal to or greater than 10% at the time of financing plus 100% of the repurchase price for purchased assets with a debt yield less than 10% at the time of financing.

(6)
The initial maturity date is July 18, 2014, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(7)
The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus a spread of 2.0% to 4.0%.

(8)
The initial maturity date is July 30, 2015, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(9)
The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus a spread of 3.95% to 5.95%.

(10)
The maturity dates on the CMBS Facilities is dependent upon asset type and will typically range from two to three months.

        In June 2012, the Company repaid in full the secured term loans that were used to finance two CRE securities.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Borrowings (Continued)

        The following table presents scheduled principal payment requirements on borrowings as of December 31, 2012:

	Total	CMBS Bonds Payable	Credit Facilities
2013	$11,685,000	$—	$11,685,000
2014	87,786,250	—	87,786,250
2015	26,850,000	—	26,850,000
2016	—	—	—
2017	—	—	—
Thereafter	124,659,168	124,659,168	—

Total	$250,980,418	$124,659,168	$126,321,250

NorthStar CMBS Financing Transaction

        In November 2012, the Company closed a $351.4 million CMBS financing transaction collateralized by CRE debt investments originated by the Company and its Sponsor ("NorthStar CMBS Financing Transaction"). The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of CMBS bonds were issued, $129.5 million of which was used to finance the assets the Company contributed, representing an advance rate of 65% and a weighted average coupon of LIBOR + 1.63%. The Company expects to generate an approximate 15% yield on its invested equity, inclusive of fees and transaction expenses. There is no assurance the Company will realize this expected yield on its invested equity. The Company's actual yield on its invested equity could vary significantly from its expectations. The Company used the proceeds to repay $117.7 million of borrowings on the Term Loan Facilities.

        The retained interests of the Company and the Sponsor are held by a general partnership, with both the Company and the Sponsor as general partners (the "Securitization JV"). Both the NorthStar CMBS Financing Transaction and the Securitization JV are not VIEs and are considered voting interest entities due to shared power of the activities that most significantly impact the performance of the respective entities and therefore, the entities were not consolidated by the Company. The transferred assets failed sale treatment under U.S. GAAP as the Company maintains effective control of its contributed assets. The Company, therefore, continues to record its CRE debt investments transferred to the NorthStar CMBS Financing Transaction on its consolidated balance sheets. The Company also reflects its respective CMBS bonds payable on its consolidated balance sheets.

Loan Facility 1

        In February 2012, an indirect wholly-owned subsidiary of the Company entered into a master repurchase and securities contract ("Loan Facility 1") of $100.0 million to finance first mortgage loans secured by commercial real estate. In connection with Loan Facility 1, the Company entered into a guaranty agreement, under which the Company guarantees certain obligations under Loan Facility 1. Additionally, the OP provided a pledge and security agreement over its interests in the borrowing subsidiary of the Company. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. The Company has also agreed to guarantee certain customary obligations

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Borrowings (Continued)

under Loan Facility 1 if the Company or an affiliate of the Company engages in certain customary bad acts. Loan Facility 1 contains a liquidity covenant that requires the borrowing subsidiary of the Company to maintain at least $5.0 million and a maximum of $15.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 1. In addition, the Company is required to maintain: (i) total equity equal to $108.7 million subject to increases equal to 80% of aggregate net proceeds raised up to a maximum of $250 million; (ii) a ratio of EBITDA (as defined in the limited guaranty agreement) to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%. In addition, Loan Facility 1 requires the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of December 31, 2012, the Company was not required to post additional collateral or make cash payments to maintain such ratio.

Loan Facility 2

        In July 2012, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement ("Loan Facility 2") of $50.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. In November 2012, Loan Facility 2 was increased to $100.0 million. In connection with Loan Facility 2, the Company agreed to guarantee certain obligations of Loan Facility 2 if the Company or an affiliate of the Company engages in certain customary bad acts. Loan Facility 2, and its related agreements, contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the borrowing subsidiary of the Company must maintain at least $3.8 million and a maximum of $15.0 million in unrestricted cash at all times during the term of Loan Facility 2. In addition, the Company is required to maintain: (i) an amount equal to the lesser of (a) total equity equal to $162.5 million, subject to increases equal to 80% of aggregate net proceeds raised and (b) $250.0 million; (ii) a ratio of EBITDA (as defined in the guaranty) to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%.

Loan Facility 3

        In July 2012, an indirect wholly-owned subsidiary of the Company entered into a credit and security agreement ("Loan Facility 3") of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 3, the OP agreed to guarantee interest payments and the obligations under Loan Facility 3 if the Company or an affiliate of the Company engages in certain customary bad acts. In addition, the OP pledged its interests in the borrowing subsidiary of the Company as collateral. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the OP must maintain at least $3.8 million and as much as $7.5 million in unrestricted cash or other eligible investments, at all times during the term of Loan Facility 3. In addition, the Company is required to maintain: (i) a tangible net worth of at least the lesser of (a) total equity equal to $162.5 million, subject to increases equal to 80% of aggregate net proceeds raised after the date of the guaranty and (b) $250.0 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Borrowings (Continued)

Summary of Loan Facilities

        As of December 31, 2012, the Company had $197.5 million principal amount of CRE debt investments, financed with $114.6 million under its three secured term loan facilities ("Term Loan Facilities"), resulting in a weighted average leveraged current yield of 12.9%.

        During the initial terms, all of the Term Loan Facilities act as revolving loan facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of December 31, 2012, the Company was in compliance with all of its financial covenants.

Summary of CMBS Facilities

        In September 2012, the Company entered into two master repurchase agreements ("CMBS Facilities") to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of December 31, 2012, the Company had $16.6 million principal amount of CRE securities, financed with $11.7 million under its CMBS Facilities, resulting in a weighted average leveraged current yield of 10.9%.

7. Related Party Arrangements

NS Real Estate Income Trust Advisor, LLC

        Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, the Advisor receives fees and reimbursements from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.

Organization and Offering Costs

        The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and the dealer manager fee, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company's independent directors determine are not fair and commercially reasonable to the Company.

Operating Costs

        The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect includes the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee, asset management fee or disposition fee. The Company reimburses

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Arrangements (Continued)

the Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Guidelines"). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

        The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the principal amount funded or allocated for CRE debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

        The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the principal amount funded or allocated by the Company to originate or acquire CRE debt investments, or the amount invested in the case of other real estate investments, including acquisition expenses and any financing attributable to such investments. Acquisition fees paid to the Advisor related to the origination or acquisition of CRE debt investments are included in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, the Advisor, or its affiliates, will receive a disposition fee equal to 1.0% of the contract sales price of each CRE debt or select CRE equity investment sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor on CRE debt investments are included in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Arrangements (Continued)

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

        Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3.0% of gross offering proceeds from the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the DRP.

        The following table presents the fees and reimbursements incurred to the Advisor for the years ended December 31, 2012, 2011 and 2010 and the amounts payable as of December 31, 2012 and 2011:

					Due to related party as of December 31,
		Years Ended December 31,
	Financial Statement Location
Type of Fee or Reimbursement		2012	2011	2010	2012	2011
Organization and offering costs
Organization	General and administrative expenses	$470,339	$246,112	$42,151	$113,209	$23,514
Offering	Cost of capital(1)	5,563,511	1,600,193	17,849	2,150,964	937,597
Operating costs(2)	General and administrative expenses	2,396,809	761,087	133,648	522,799	230,985
Advisory fees
Asset management	Advisory fees—related party	3,359,462	265,403	53,760	558,998	—
Asset acquisition(3)	Real estate debt investments, net	4,752,600	728,074	—	—	96,850
Asset disposition(3)	Real estate debt investments, net	23,750	—	—	23,750	—
Selling commissions / Dealer manager fees	Cost of capital(1)	42,384,721	12,023,777	2,475,920	—	—

Total					$3,369,720	$1,288,946

(1)
Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.

(2)
As of December 31, 2012, the Advisor has incurred unreimbursed operating costs of $5.6 million on behalf of the Company, of which $5.1 million is still allocable. For 2010, represents the amount from October 18, 2010 through December 31, 2010.

(3)
Asset acquisition/disposition fees incurred to the Advisor are offset by origination/exit fees paid to the Company by borrowers.

Sponsor Purchase of Common Stock

        The Company is party to a Second Amended and Restated Distribution Support Agreement, as amended, (the "Distribution Support Agreement") with the Sponsor pursuant to which the Sponsor has agreed to purchase up to an aggregate of $10.0 million in shares of the Company's common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. In April 2012, the Distribution

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Arrangements (Continued)

Support Agreement was extended until July 2013. For the years ended December 31, 2012 and 2011, the Sponsor purchased 0.3 million and 0.2 million shares, respectively, of the Company's common stock for $2.3 million and $2.3 million, respectively. For the year ended December 31, 2010, the Sponsor was not required to purchase shares under the Distribution Support Agreement. From inception through December 31, 2012, the Sponsor purchased 0.5 million shares for $4.6 million pursuant to the Distribution Support Agreement. For the third and fourth quarters of 2012, the Sponsor was not required to purchase shares in connection with the Distribution Support Agreement.

NorthStar CMBS Financing Transaction

        The Company entered into an agreement with the Sponsor that provides that both the Company and the Sponsor receive the economic benefit and bear the economic risk associated with the investments that each contributed into the NorthStar CMBS Financing Transaction. In both cases, the respective retained interest of the Company and the Sponsor is subordinate to interests of the senior bondholders in the NorthStar CMBS Financing Transaction and the senior bondholders have no recourse to the general credit of the company or the Sponsor. In the event that the Company or the Sponsor suffer a complete loss of their retained interests in the NorthStar CMBS Financing Transaction, any additional losses would be borne by the remaining retained interests held by the Company or its Sponsor, as the case may be, prior to the senior bondholders.

PE Fund JV

        In December 2012, the Company agreed to assume certain rights and obligations under a subscription agreement to which, among other things, one of the Company's subsidiaries agreed to subscribe for Class A limited partnership interests in a newly formed limited partnership ("PE Fund JV"). The PE Fund JV is expected to own interests in approximately 50 funds managed by top institutional-quality sponsors with an aggregate reported net asset value, or NAV, of approximately $765.0 million at June 30, 2012.

        The Company and the Sponsor agreed to contribute cash in the amount of $390.0 million, subject to certain conditions, of which the anticipated funding of the Company and the Sponsor is $115.0 million and $275.0 million, respectively. The Company's estimated future capital commitments to the fund interests the PE Fund JV is expected to own are approximately $29.2 million. Refer to Note 12. "Subsequent Events" for further information regarding the initial closing ("Initial Closing") of the PE Fund JV in February 2013. The Company guaranteed all of the funding obligations that may be due and owed under the PE Fund JV. The Company and the Sponsor each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding obligations or related transaction documents in the case of a joint default by either the Company or the Sponsor. The Company and the Sponsor further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely the Company's responsibility or the responsibility of the Sponsor, as the case may be.

        The Sponsor deposited an aggregate of $40.0 million in connection with this transaction, which includes $11.8 million on behalf of the Company, in the proportion of the respective capital contributions. The Company's portion of this deposit is recorded in due to related party on the consolidated balance sheets. The deposit is generally nonrefundable if the transactions are not consummated as a result of a default by either the Company or the Sponsor.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity

Common Stock

        For the years ended December 31, 2012 and 2011, the Company sold 43.4 million and 12.5 million shares of common stock, respectively, pursuant to its Primary Offering, generating gross proceeds of $433.0 million and $124.6 million, respectively. From inception through December 31, 2012 and including proceeds raised from the Merger Transaction, the Company sold 59.1 million shares of common stock pursuant to its Primary Offering, generating gross proceeds of $600.1 million.

Distribution Reinvestment Plan

        The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its organization and offering stage. The organization and offering stage will be considered complete when the Company is no longer publicly offering equity securities, which is expected to be on or before July 19, 2013. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days' notice to participants. For the years ended December 31, 2012 and 2011, the Company sold 1.1 million and 0.2 million shares, respectively, totaling $10.3 million and $1.5 million of proceeds, respectively, pursuant to the DRP. From inception through December 31, 2012 and excluding proceeds raised from the Merger Transaction, the Company sold 1.3 million shares totaling $11.8 million of proceeds pursuant to the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Distributions

        Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002185792 per share. The following table presents quarterly distributions declared for the years ended December 31, 2012, 2011 and 2010:

	Distributions(1)
Period	Cash	DRP	Total
2012
First Quarter	$2,377,981	$1,502,327	$3,880,308
Second Quarter	3,306,574	2,292,673	5,599,247
Third Quarter	4,534,698	3,272,383	7,807,081
Fourth Quarter	6,088,442	4,546,635	10,635,077
2011
First Quarter	527,087	161,612	688,699
Second Quarter	716,660	286,407	1,003,067
Third Quarter	1,034,925	458,231	1,493,156
Fourth Quarter	1,606,664	864,100	2,470,764
2010
First Quarter	70,939	10,503	81,442
Second Quarter	208,524	63,838	272,362
Third Quarter	582,762	—	582,762
Fourth Quarter	529,655	103,354	633,009

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2012, approximately 53% of distributions paid was ordinary income, 14% was capital gain income and 33% was a return of capital.

Share Repurchase Program

        The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by the board of directors of the Company, in its sole discretion, and after receiving written notice from the stockholder. The Company is not obligated to repurchase shares under this share repurchase program. For the years ended December 31, 2012 and 2011, the Company repurchased 141,503 and 14,748 shares of common stock, respectively, for a total of $1.4 million and $0.1 million, respectively, at an average price of $9.62 and $10.00 per share.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equity-Based Compensation

Long-Term Incentive Plan

        The Company adopted a long-term incentive plan (the "Plan"), which it uses to attract and retain qualified directors. The Plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under the Plan.

        The Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, limited partnership interests in the OP, other stock-based awards and cash-based awards to directors of the Company. Stock options granted under the Plan will not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the Plan will have an exercise price or base price that is not less than the fair value of the Company's common stock on the date of grant.

        The board of directors of the Company, or a committee of the board of directors, administers the Plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grants, vesting or settlement of awards may be subject to the attainment of one or more performance goals.

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

        For the years ended December 31, 2012, 2011 and 2010, the Company recognized $60,140, $43,269 and $15,243 of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2010, $6,804 was recognized prior to the Merger Transaction and $8,439 was recognized subsequent to the Merger Transaction. As of December 31, 2012, $0.2 million of equity-based compensation expense related to non-vested stock has not been recognized.

10. Non-controlling Interests

Operating Partnership

        Non-controlling interests represent the aggregate limited partnership interests in the OP held by limited partners, other than the Company. Income (loss) allocated to the non-controlling interests is based on the limited partners' ownership percentage of the OP. Income (loss) allocated to the operating partnership non-controlling interests for the years ended December 31, 2012, 2011 and 2010 was an immaterial amount.

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

  •
  The CRE equity business includes other select equity investments, including the commitment to invest in the PE Fund JV. Although it is structured as a preferred equity investment, the Company categorizes it as an equity investment as the underlying collateral in the funds is primarily real estate.

        The following tables present segment reporting for the years ended December 31, 2012, 2011 and 2010:

Year Ended December 31, 2012	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$23,187,129	$1,324,548	$89,094	$24,600,771
Interest expense	2,834,438	464,908	—	3,299,346

Net interest income	20,352,691	859,640	89,094	21,301,425
Expenses	158,273	16,479	6,393,967	6,568,719

Income (loss) from operations	20,194,418	843,161	(6,304,873)	14,732,706
Realized gains (losses) on investments and other	—	3,027,959	—	3,027,959
Unrealized gains (losses) on investments and other	—	(2,456,869)	—	(2,456,869)

Net income (loss)	$20,194,418	$1,414,251	$(6,304,873)	$15,303,796

Total Assets as of December 31, 2012	$617,704,261	$29,711,404	$212,522,069	$859,937,734

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Segment Reporting (Continued)

Year Ended December 31, 2011	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$1,447,243	$1,645,046	$—	$3,092,289
Interest expense	—	902,482	—	902,482

Net interest income	1,447,243	742,564	—	2,189,807
Expenses	8,342	4,317	1,311,259	1,323,918

Income (loss) from operations	1,438,901	738,247	(1,311,259)	865,889
Unrealized gains (losses) on investments and other	—	732,231	—	732,231

Net income (loss)	$1,438,901	$1,470,478	$(1,311,259)	$1,598,120

Total assets as of December 31, 2011	$80,880,851	$35,429,729	$53,054,468	$169,365,048

Year Ended December 31, 2010	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$—	$1,484,691	$—	$1,484,691
Interest expense	—	799,911	—	799,911

Net interest income	—	684,780	—	684,780
Expenses	—	8,208	970,893	979,101

Income (loss) from operations	—	676,572	(970,893)	(294,321)
Realized gain on investments and other	—	199,604	—	199,604
Unrealized gains (losses) on investments and other	—	1,724,637	—	1,724,637

Net income (loss)	$—	$2,600,813	$(970,893)	$1,629,920

Total assets as of December 31, 2010	$—	$32,184,668	$19,893,265	$52,077,933

(1)
Includes corporate level interest income and unallocated general and administrative expenses and cash.

        For all periods presented above, all interest income was generated from external customers located in the United States.

12. Subsequent Events

Offering Proceeds

        For the period from January 1, 2013 through March 1, 2013, the Company sold 11.4 million shares of common stock pursuant to its Offering generating gross proceeds of $113.1 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent Events (Continued)

Distributions

        On February 26, 2013, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock, which is equivalent to an annual distribution rate of 8%, for each of the three months ended June 30, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on May 1, 2013, June 3, 2013 and July 1, 2013.

Share Repurchases

        On January 30, 2013, the Company repurchased 104,602 shares for a total of $1.0 million at an average price of $9.74 per share.

Sponsor Purchase of Common Stock

        In February 2013, the Company determined that the Sponsor was not required to purchase shares under the Distribution Support Agreement for the quarter ended December 31, 2012.

New Investments

        Subsequent to quarter end, the Company originated one first mortgage loan with a principal amount of $91.0 million, resulting in a leveraged current yield of 11.5%. Preston Butcher, is the chairman of the board of directors and chief executive officer of Legacy Partners Commercial, LLC, which is an investor in the borrowing entity. Mr. Butcher is a member of the board of directors of the Sponsor. The Company also acquired four CMBS in a $1.2 billion securitization for $23.3 million. The CMBS have an unleveraged current yield of 13.3% with appreciation potential. An affiliate of the Sponsor was named special servicer for the securitization.

Completion of Initial Closing of PE Fund JV

        On February 15, 2013, the Company completed the Initial Closing of the PE Fund JV. Pursuant to the terms of the agreement, the full purchase price for the transaction was funded at the Initial Closing, exclusive of future capital commitments underlying the fund interests in the PE Fund JV. Consequently, the Company funded $121.0 million (including the $11.8 million deposit) and the Sponsor (together with the Company, the NorthStar Entities), funded $289.0 million. In connection with the Initial Closing, the current owner of the fund interests, or the Class B Partner, contributed its interests in 18 of the approximately 50 funds subject to the transaction in exchange for all of the Class B partnership interests in the PE Fund JV. The funds that were contributed at the Initial Closing had an aggregate reported NAV of $304.0 million at June 30, 2012 and the total NAV of all funds expected to be contributed in the transaction had an aggregate reported NAV of $804.0 million at June 30, 2012. The amounts funded and total NAV associated with the Initial Closing of the PE Fund JV differ from those previously reported due to additional fund interests anticipated to be acquired.

        The PE Fund JV is not expected to be a VIE and is expected to be considered a voting interest entity due to shared power of the activities that most significantly impact the performance of the respective entities and therefore, the entity is not expected to be consolidated by the Company. The Company is expected to account for its non-controlling financial interest in the PE Fund JV at fair

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent Events (Continued)

value by electing the fair value option available under U.S. GAAP. The Company expects to determine fair value based on a valuation model using assumptions such as discount rate and timing and amount of expected future cash flows.

        Shortly following the Initial Closing, the NorthStar Entities and the Class B Partner will "true up:" (i) any distributions received by the Class B Partner; and (ii) any contributions made by the Class B Partner, from the contributed funds since June 30, 2012, with the NorthStar Entities receiving any such distributions, and the NorthStar Entities reimbursing the Class B Partner for any such contributions, in each case in accordance with the terms of the agreements governing the PE Fund JV. One of the Sponsor's subsidiaries is the general partner of the partnerships which hold the interests that were contributed at the Initial Closing. The Company anticipates closing most of the remaining funds in the first quarter 2013. In connection with additional closings, either one of the Sponsor's subsidiaries or an affiliate of the Class B Partner may be the general partner of the partnerships that will hold the additional funds. The closing of each of the remaining funds is subject to customary closing conditions, including third-party consents.

Primary Offering

        In February 2013, the Company announced that its Primary Offering will end on or before July 19, 2013.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2012

Asset Type:	Description	Location	Number	Interest Rate(1)	Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens	Principal Amount(4)	Carrying Value
First mortgage loans:
Borrower A	Retail	Buena Park, CA	1	7.00%	6/14/2015	I/O	$—	$73,000,000	$73,000,000
Borrower B	Office	Vienna, VA	1	6.75%	12/9/2015	I/O	—	72,000,000	65,500,000
Borrower C	Hotel	Tampa, FL	1	7.00%	1/9/2016	I/O	—	60,300,000	60,449,132
Borrower D	Office	Richmond, VA	1	7.00%	8/10/2015	I/O	—	43,300,000	43,300,000
Borrower E	Hotel	Edgartown, MA	1	13.25%	6/9/2014	I/O	—	40,674,132	40,674,132
Borrower F	Hotel	Various	1	8.25%	12/15/2014	I/O	—	29,750,000	29,750,000
Borrower G	Office	St. Paul, MN	1	6.68%	6/1/2015	I/O	—	24,925,000	24,925,000
Borrower H	Hotel	Palm Springs, CA	1	9.18%	5/3/2015	I/O	—	19,350,000	19,350,000
Borrower I	Office	Moorestown, NJ	1	7.25%	11/9/2015	I/O	—	22,000,000	18,000,000
Other first mortgage loans(5)	Various	Various	9	9.11%	11/17/2014	I/O	—	101,692,400	101,768,341

Total/Weighted average			18	8.08%	5/21/2015		—	486,991,532	476,716,605

Mezzanine loans:
Borrower J	Office	New York, NY	1	11.50%	1/11/2013	I/O	134,900,000	52,000,000	32,714,286
Other mezzanine loan(5)	Healthcare	El Paso, TX	1	15.00%	12/9/2016	I/O	16,500,000	4,627,231	4,627,231

Total/Weighted average			2	11.79%	5/7/2013		151,400,000	56,627,231	37,341,517

			20				$151,400,000	$543,618,763	$514,058,122

(1)
All floating-rate loans are subject to a fixed minimum LIBOR rate. The interest rate shown is the coupon as of December 31, 2012.

(2)
Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)
Interest Only, or I/O; principal amount due in full at maturity.

(4)
Includes interest accretion, to the extent applicable, and future funding commitments of $29.8 million.

(5)
Individual loans each have a carrying value of less than 3% of total carrying value of CRE debt investments.

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	2012	2011	2010
Balance at beginning of period	$72,937,316	$—	$—
Additions:
Principal amount of originated loans	445,474,286	72,807,400	—
Acquisition fees incurred on new loans	4,752,600	728,074	—
Origination fees received on new loans	(4,597,050)	(577,000)	—
Interest accretion	301,363	—
Deductions:
Collection of principal	(4,750,000)	—
Amortization of origination, acquisition and other fees, net	(60,393)	(21,158)	—

Balance at end of period	$514,058,122	$72,937,316	$—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

(a)    Management's annual report on internal control over financial reporting.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

(b)    Changes in internal control over financial reporting.

        There have been no changes in the Company's internal control over financial reporting during the most recent quarter ended December 31, 2012 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officer and Corporate Governance

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions and Director Independence

Item 14.    Principal Accountant Fees and Services

        The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company's fiscal year ended December 31, 2012.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedule are included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2012

(a)3. Exhibit Index:

Exhibit Number	Description of Exhibit
3.1	Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 26, 2010)

3.2	Bylaws of NorthStar Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-157688))

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

4.2	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.2 to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.1	Advisory Agreement dated as of March 17, 2011, by and among NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.2	Amendment No. 1 to Advisory Agreement, dated February 24, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference)

10.3	Amendment No. 2 to Advisory Agreement dated November 8, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.12 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.4	Amendment No. 3 to the Advisory Agreement, dated as of August 8, 2012, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference)

10.5	Limited Partnership Agreement of NorthStar Real Estate Income Trust Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.6	NorthStar Real Estate Income Trust, Inc. Long Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.7	NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.8	Amendment to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on August 26, 2010 and incorporated herein by reference)

10.9	Amendment No. 2 to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.13 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.10	Second Amended and Restated Distribution Support Agreement dated as of August 11, 2011, by and between NorthStar Real Estate Income Trust, Inc. and NorthStar Realty Finance Corp. (filed as Exhibit 10.7 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.11	Amendment No. 1 to the Second Amended and Restated Distribution Support Agreement, dated as of April 11, 2012, by and between NorthStar Realty Finance Corp. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.14 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.12	Form of Indemnification Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.13	Master Repurchase and Securities Contract, dated as of February 29, 2012, by and between NSREIT WF Loan, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference)

10.14	Limited Guaranty, made as of February 29, 2012, by NorthStar Real Estate Income Trust, Inc. for the benefit of Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference)

Exhibit Number		Description of Exhibit
10.15		Master Repurchase Agreement, dated as of July 18, 2012, between NS REIT CB Loan, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)

10.16		First Amendment to Master Repurchase Agreement, dated as of November 30, 2012, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 4, 2012 and incorporated herein by reference)

10.17		Limited Guaranty, made as of July 18, 2012, by NorthStar Real Estate Income Trust, Inc., for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)

10.18		Credit and Security Agreement, dated as of July 31, 2012, by and between NS REIT DOR Loan, LLC and Doral Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference)

10.19		Guaranty, dated as of July 31, 2012, by NorthStar Real Estate Income Trust Operating Partnership, LP, for the benefit of Doral Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 2, 2012)

10.20		Agreement and Plan of Merger Between NorthStar Real Estate Income Trust, Inc. and NorthStar Income Opportunity REIT I, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 9, 2010 and incorporated herein by reference)

21.1		Significant Subsidiaries of NorthStar Real Estate Income Trust, Inc.*

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the NorthStar Real Estate Income Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2013.

NorthStar Real Estate Income Trust, Inc.
By:	/s/ DANIEL R. GILBERT
	Name:	Daniel R. Gilbert
	Title:	Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT Daniel R. Gilbert	Chief Executive Officer (Principal Executive Officer)	March 5, 2013
/s/ DEBRA A. HESS Debra A. Hess	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2013
/s/ DAVID T. HAMAMOTO David T. Hamamoto	Chairman of the Board	March 5, 2013
/s/ JONATHAN ALBRO Jonathan Albro	Director	March 5, 2013

Signature	Title	Date

/s/ CHARLES W. SCHOENHERR Charles W. Schoenherr	Director	March 5, 2013
/s/ JACK F. SMITH, JR. Jack F. Smith, Jr.	Director	March 5, 2013