Form 10-Q
period 2013-03-31
NorthStar Real Estate Income Trust, Inc.
filed 2013-05-15
CIK 1455650

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number: 000-54671

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-4141646 (IRS Employer Identification No.)

399 Park Avenue, 18th Floor, New York, NY 10022
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

        The Company has one class of common stock, par value $0.01 per share, 93,316,304 shares outstanding as of May 14, 2013.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "predict," "continue," "future," or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and loan and securities activities. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

  •
  our dependence on the resources and personnel of our advisor and our sponsor, including our advisor's ability to source and close on investment opportunities on our behalf;

  •
  the lack of a public trading market for our shares;

  •
  the limited operating history of us and our dealer manager;

  •
  the effect of economic conditions on the valuations of our investments;

  •
  our ability to source and close on attractive investment opportunities;

  •
  performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash generated from these investments;

  •
  the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

  •
  our ability to complete securitization financing transactions on terms that are acceptable to us, or at all;

  •
  our ability to realize the value of the bonds retained in our securitization financing transaction;

  •
  our ability to realize the current and expected return over the life of our investments;

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

  •
  our ability to close the remaining interests in private equity real estate funds described in this Quarterly Report on Form 10-Q;

  •
  regulatory requirements with respect to our business and the related cost of compliance;

  •
  the impact of any conflicts arising among us and our sponsor and its affiliates;

  •
  changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs, generally, including, but not limited to, changes implemented by the Financial Industry Regulatory Authority;

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

        Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. The factors set forth in our filings with the SEC, including these Risk Factor sections could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

Item 1.    Financial Statements

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash	$164,172	$213,727
Restricted cash	83,314	72,265
Real estate debt investments, net (see Note 4)	624,377	514,058
Investments in and advances to unconsolidated ventures	112,280	—
Real estate securities, available for sale	53,999	29,582
Receivables, net	17,862	4,654
Deferred costs and other assets, net	13,236	25,652

Total assets	$1,069,240	$859,938

Liabilities
Securitization bonds payable	$124,559	$124,491
Credit facilities	180,371	126,321
Due to related party	2,793	15,165
Accounts payable and accrued expenses	707	463
Escrow deposits payable	82,768	71,847
Distribution payable	5,072	3,905

Total liabilities	396,270	342,192
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders' Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 78,050,197 and 60,204,641 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	781	602
Additional paid-in capital	692,259	532,617
Retained earnings (accumulated deficit)	(21,477)	(15,935)
Accumulated other comprehensive income (loss)	1,402	457

Total NorthStar Real Estate Income Trust, Inc. stockholders' equity	672,965	517,741
Non-controlling interests	5	5

Total equity	672,970	517,746

Total liabilities and equity	$1,069,240	$859,938

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share and Distributions Declared Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Interest Income
Interest income	$12,667	$2,564
Interest expense	2,538	250

Net interest income	10,129	2,314
Expenses
Advisory fees—related party	3,423	307
Transaction costs	307	—
General and administrative expenses	1,692	499

Total expenses	5,422	806

Income (loss) from operations	4,707	1,508
Equity in earnings (losses) of unconsolidated ventures	3,215	—
Unrealized gain (loss) on investments and other	—	502

Net income (loss)	7,922	2,010
Less: net income (loss) attributable to non-controlling interests	—	—

Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$7,922	$2,010

Net income (loss) per share of common stock, basic	$0.12	$0.10

Weighted average number of shares of common stock outstanding	68,356	19,551

Distributions declared per share of common stock	$0.20	$0.20

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$7,922	$2,010
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	945	446

Total other comprehensive income (loss)	945	446
Comprehensive income	8,867	2,456
Less:
Net income attributable to non-controlling interests	—	—
Other comprehensive income (loss) attributable to non-controlling interests	—	—

Comprehensive income attributable to NorthStar Real Estate Income Trust, Inc.	$8,867	$2,456

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and Shares in Thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity
			Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2011	15,847	$159	$138,968	$(3,317)	$93	$135,903	$4	$135,907
Net proceeds from issuance of common stock	43,407	433	384,665	—	—	385,098	—	385,098
Proceeds from DRP	1,085	11	10,294	—	—	10,305	—	10,305
Shares redeemed for cash	(142)	(1)	(1,370)	—	—	(1,371)	—	(1,371)
Issuance and amortization of equity-based compensation	8	—	60	—	—	60	—	60
Other comprehensive income (loss)	—	—	—	—	364	364	1	365
Distributions declared	—	—	—	(27,922)	—	(27,922)	—	(27,922)
Net income (loss)	—	—	—	15,304	—	15,304	—	15,304

Balance, December 31, 2012	60,205	$602	$532,617	$(15,935)	$457	$517,741	$5	$517,746

Net proceeds from issuance of common stock	17,398	$174	$155,407	$—	$—	$155,581	$—	$155,581
Proceeds from DRP	552	6	5,236	—	—	5,242	—	5,242
Shares redeemed for cash	(105)	(1)	(1,018)	—	—	(1,019)	—	(1,019)
Amortization of equity-based compensation	—	—	17	—	—	17	—	17
Other comprehensive income (loss)	—	—	—	—	945	945	—	945
Distributions declared	—	—	—	(13,464)	—	(13,464)	—	(13,464)
Net income (loss)	—	—	—	7,922	—	7,922	—	7,922

Balance, March 31, 2013	78,050	$781	$692,259	$(21,477)	$1,402	$672,965	$5	$672,970

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$7,922	$2,010
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	(3,215)	—
Amortization of premiums, discounts and fees on investments and borrowings, net	791	9
Amortization of deferred financing costs	502	28
Interest accretion on investments	51	(23)
Distributions from unconsolidated ventures	3,215	—
Unrealized (gain) loss on investments and other	—	(502)
Amortization of equity-based compensation	17	13
Loan acquisition costs	(510)	—
Changes in assets and liabilities:
Restricted cash	(128)	—
Receivables, net	(1,043)	(414)
Due to related party	1,198	—
Accounts payable and accrued expenses	166	250

Net cash provided by (used in) operating activities	8,966	1,371
Cash flows from investing activities:
Origination of real estate debt investments	(109,902)	(25,550)
Acquisition of real estate securities	(23,285)	—
Investment in and advances to unconsolidated ventures	(127,519)	—
Distributions from unconsolidated ventures	4,056	—

Net cash provided by (used in) investing activities	(256,650)	(25,550)
Cash flows from financing activities:
Net proceeds from issuance of common stock	152,902	65,616
Proceeds from issuance of common stock, related party	—	1,053
Proceeds from DRP	5,242	1,265
Shares redeemed for cash	(1,019)	(166)
Distributions paid on common stock	(12,297)	(3,374)
Borrowings under credit facilities	54,050	—
Payment of deferred financing costs	(749)	(577)

Net cash provided by (used in) financing activities	198,129	63,817
Net increase (decrease) in cash	(49,555)	39,638
Cash—beginning of period	213,727	53,859

Cash—end of period	$164,172	$93,497

Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$10,921	$9,890
Distribution payable	5,072	1,502
Accrued cost of capital (see Note 8)	697	476
Subscriptions receivable, gross	3,245	1,166
Non-cash related to investments in and advances to unconsolidated ventures	11,259	—

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation and Organization

        NorthStar Real Estate Income Trust, Inc. (the "Company") was formed on January 26, 2009 and elected to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2010. The Company was organized primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate ("CRE") debt, securities and other select equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities will primarily consist of commercial mortgage-backed securities ("CMBS") and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the "Advisor") and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the business. The Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.

        Substantially all business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP, the operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar OP Holdings, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2013 and December 31, 2012. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from its continuous, public offering to the OP as a capital contribution. As of March 31, 2013, the Company's limited partnership interest in the OP was 99.97%.

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

        On March 4, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares are being offered pursuant to the primary offering (the "Primary Offering") and 10,526,315 shares are being offered pursuant to the distribution reinvestment plan (the "DRP") and are herein collectively referred to as the Offering. The SEC declared the Company's registration statement effective on July 19, 2010 and the Company retained NorthStar Realty Securities, LLC (the "Dealer Manager"), a wholly-owned subsidiary of the Sponsor, to serve as the dealer manager of the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. In April 2013, the board of directors of the Company authorized the reallocation of shares available to be offered pursuant to the DRP to the Primary Offering. As of May 13, 2013, 11.9 million shares remain available for sale under the Primary Offering and 8.3 million shares remain available for sale under the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Formation and Organization (Continued)

        From inception through May 13, 2013, the Company raised gross proceeds of $928.1 million from the Offering, including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc. completed on October 18, 2010 as a reverse merger and recapitalization (the "Merger Transaction").

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying unaudited consolidated interim financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, variable interest entities ("VIE") and voting interest entities which are generally majority or wholly-owned and controlled by the Company. All significant intercompany balances are eliminated in consolidation.

Variable Interest Entities

        A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and its quantitative analysis on the forecasted cash flows of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

        A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE's economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE's purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

        The Company evaluates its CRE debt and securities, investments in unconsolidated ventures and its securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of March 31, 2013, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $23.4 million as of March 31, 2013. The Company's maximum exposure to loss as of March 31, 2013 would not exceed the carrying value of its investment. Based on management's analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company's financial statements as of March 31, 2013. The Company did not provide financial support to its unconsolidated VIE during the three months ended March 31, 2013. As of March 31, 2013, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.

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

Investments in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method where the investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses. The Company may account for an

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

investment in a non-controlling, unconsolidated ownership interest in an entity at fair value by electing the fair value option under U.S. GAAP. The Company may account for such investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant.

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

Fair Value Option

        The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option of accounting for its assets and liabilities. However, the Company may elect to apply the fair value option of accounting for certain investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.

        The Company elected the fair value option for its investment in newly formed joint ventures ("PE Fund JV") that own limited partnership interests in private equity funds (refer to Note 5). Any change in fair value attributed to market related assumptions which would be considered unrealized are recorded in unrealized gain (loss) on investments and other, if any.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Debt Investments

        CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of March 31, 2013, the Company did not have any impaired CRE debt investments.

Real Estate Securities

        The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of March 31, 2013, the Company did not have any CRE securities investments for which it elected the fair value option.

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

Real Estate Securities

        Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which is then applied prospectively or retrospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of March 31, 2013, the Company did not have any impaired CRE debt investments.

        Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment ("OTTI") as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

        CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. As of March 31, 2013, the Company did not have any OTTI recorded on its CRE securities investments.

Investments in and Advances to Unconsolidated Ventures

        The Company reviews its equity investments in unconsolidated ventures on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and is reported in provision for loss on equity investment in the consolidated statements of operations.

Derivatives

        Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of March 31, 2013, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $8.4 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy (refer to Note 3). The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of March 31, 2013.

Organization and Offering Costs

        The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.

Other

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of the Company's significant accounting policies.

Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The Company adopted the provisions of the update and it did not have a material impact on the consolidated financial statements.

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

Investments in and Advances to Unconsolidated Ventures

        The Company accounts for its investment in the PE Fund JV at fair value which is determined based on a valuation model using assumptions such as discount rate and timing of expected future cash flows. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy.

Real Estate Securities

        CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.

Fair Value Hierarchy

        Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset type:
Investment in and advances to unconsolidated ventures	$—	$—	$112,280	$112,280	$—	$—	$—	$—
Real estate securities	—	53,999	—	53,999	—	29,582	—	29,582

        As of March 31, 2013 and December 31, 2012, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.

        For the three months ended March 31, 2013, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. For the three months ended March 31, 2012, the Company recognized unrealized gains (losses) of $0.5 million for financial assets for which the fair value option was elected. These amounts are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.

        As of March 31, 2013, the Company's investment in the PE Fund JV was accounted for at fair value for which the Company utilized Level 3 inputs to determine fair value. Refer to Note 5 for disclosure regarding recurring fair value measurement related to the PE Fund JV.

Fair Value of Financial Instruments

        In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

        The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013				December 31, 2012
	Principal Amount		Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$623,684	(2)	$624,377	$623,684	$513,833	$514,058	$513,833
Investment in and advances to unconsolidated ventures(3)	112,280		112,280	112,280	—	—	—
Real estate securities, available for sale(3)	104,542		53,999	53,999	30,575	29,582	29,582
Financial liabilities:(1)
Securitization bonds payable	$124,659		$124,559	$124,892	$124,659	$124,491	$124,862
Credit facilities	180,371		180,371	180,371	126,321	126,321	126,321

(1)
The fair value of other financial instruments not included in this table is estimated to approximate their carrying amounts.

(2)
Excludes future funding commitments of $25.9 million.

(3)
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

Real Estate Debt Investments

        For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment but not to exceed principal amount. Prices were calculated assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

Securitization Bonds Payable

        Securitization bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Fair Value (Continued)

Credit Facilities

        The Company has amounts outstanding under five credit facilities all of which bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs and, as such, are classified as Level 2 of the fair value hierarchy.

4. Real Estate Debt Investments

        The following table presents CRE debt investments, all of which have been directly originated by the Company, as of March 31, 2013 (dollars in thousands):

				Weighted Average
							Floating Rate as % of Principal Amount
	Number	Principal Amount(1)	Carrying Value(2)	Fixed Rate	Spread over LIBOR(3)	Unleveraged Current Yield
Asset Type:
First mortgage loans	20	$593,113	$583,306	12.98%	6.33%	8.16%	89.4%
Mezzanine loans	2	56,500	41,071	11.50%	10.00%	12.05%	8.0%

Total/Weighted average	22	$649,613	$624,377	12.37%	6.36%	8.42%	82.3%

(1)
Includes interest accretion, to the extent applicable, and future funding commitments of $25.9 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $194.5 million for the Securitization Financing Transaction (refer to Note 7) and $304.8 million for the Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)
All floating-rate loans are subject to a fixed minimum LIBOR rate ("LIBOR floor"). As of March 31, 2013, the weighted average LIBOR floor was 1.38%.

        The following table presents CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2012 (dollars in thousands):

				Weighted Average
							Floating Rate as % of Principal Amount
	Number	Principal Amount(1)	Carrying Value(2)	Fixed Rate	Spread over LIBOR(3)	Unleveraged Current Yield
Asset Type:
First mortgage loans	18	$486,992	$476,717	13.25%	6.14%	8.22%	89.5%
Mezzanine loans	2	56,627	37,341	11.50%	10.00%	12.12%	8.2%

Total/Weighted average	20	$543,619	$514,058	12.47%	6.18%	8.50%	81.0%

(1)
Includes interest accretion, to the extent applicable, and future funding commitments of $29.8 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Real Estate Debt Investments (Continued)

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $194.5 million for the Securitization Financing Transaction (refer to Note 7) and $197.6 million for the Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)
All floating-rate loans are subject to a LIBOR floor. As of December 31, 2012, the weighted average LIBOR floor was 1.61%.

        Maturities of CRE debt investments based on principal amount as of March 31, 2013 are presented as follows (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
April 1 - December 31, 2013	$64,480	$—
Years Ending December 31:
2014	115,763	52,000
2015	313,570	12,480
2016	155,800	75,013
2017	—	354,320
Thereafter	—	155,800

Total	$649,613	$649,613

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Real Estate Debt Investments (Continued)

        As of March 31, 2013, all CRE debt investments were performing in accordance with the terms of the loan agreements and were categorized as performing loans. For the three months ended March 31, 2013 and 2012, two and four, respectively, CRE debt investments contributed more than 10% of interest income.

5. Investments in and Advances to Unconsolidated Ventures

PE Fund JV

        In February 2013, the Company completed the initial closing ("Initial Closing") in the PE Fund JV, which through a preferred equity investment, owns interests in private equity funds managed by top institutional quality sponsors. Pursuant to the terms of the agreement, at the Initial Closing, the full purchase price was funded, exclusive of future capital commitments. Accordingly, the Company funded $118.0 million and the Sponsor (together with the Company, the "NorthStar Entities") funded $282.1 million. The Company with the Sponsor, have an ownership interest in the PE Fund JV of 51%, of which the Company owns 29.5% (or 15% of the total PE Fund JV) and the Sponsor owns 70.5% (or 36% of the total PE Fund JV). Currently, the prior owner of the fund interests (the "Class B Partner") has contributed its interests in 45 funds subject to the transaction in exchange for all of the Class B partnership interests in the PE Fund JV. The funds that were contributed had an aggregate reported net asset value ("NAV") of $644.1 million as of June 30, 2012. The total NAV of all funds expected to be contributed in the transaction had an aggregate reported NAV of $788.9 million as of June 30, 2012. Substantially all of the remaining fund interests are expected to be acquired by the PE Fund JV in the second quarter 2013. The closing of the remaining funds is subject to customary closing conditions, including third-party consents.

        The NorthStar Entities and the Class B Partner "true up:" (i) any distributions received by the Class B Partner; and (ii) any contributions made by the Class B Partner, from the contributed funds since June 30, 2012, with the NorthStar Entities receiving any such distributions, and the NorthStar Entities reimbursing the Class B Partner for any such contributions, in each case in accordance with the terms of the agreement governing the PE Fund JV. Either a subsidiary of the Sponsor or an affiliate of the Class B Partner will be the general partner of the partnerships that will hold the funds.

        The Company elected the fair value option for its investment in the PE Fund JV. As a result, the Company records equity in earnings based on the change in fair value for its share of the projected future cash flows from one period to another. Since the Company is contractually entitled to its proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date the fund interests are transferred to the PE Fund JV, at the Initial Closing, the Company recorded its proportional share of all distributions received since June 30, 2012 in the first quarter 2013.

        As of March 31, 2013, the carrying value of the Company's investment in the PE Fund JV was $112.3 million. For the three months ended March 31, 2013, the Company recognized $3.2 million of equity in earnings. For the three months ended March 31, 2013, the Company is entitled to receive $17.4 million of distributions and made $8.3 million of contributions related to the PE Fund JV. As of March 31, 2013, the Company's estimated future capital commitments to the fund interests in the PE Fund JV is approximately $14.0 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Real Estate Securities

        CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CRE securities (dollars in thousands):

						Weighted Average
				Cumulative Unrealized Gain (Loss) on Investments
	Number	Principal Amount(1)	Amortized Cost		Fair Value	Coupon(2)	Unleveraged Current Yield
CMBS:
March 31, 2013	8	$104,542	$52,596	$1,403	$53,999	4.53%	9.08%
December 31, 2012	4	$30,575	$29,124	$458	$29,582	5.39%	5.71%

(1)
Certain CRE securities serve as collateral for financing transactions including carrying value of $18.2 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)
All CMBS are fixed rate.

        The Company recorded unrealized gains in OCI for the three months ended March 31, 2013 and 2012 of $0.9 million and $0.4 million, respectively.

        As of March 31, 2013, the weighted average contractual maturity of CRE securities was 34 years with an expected life of 8.5 years.

7. Borrowings

        The following table presents borrowings as of March 31, 2013 and December 31, 2012 (dollars in thousands):

				March 31, 2013		December 31, 2012
	Type	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2012-1	Non-recourse	Aug-29	1.87%	$124,659	$124,559	$124,659	$124,491

Subtotal securitization bonds payable				124,659	124,559	124,659	124,491
Credit facilities
Loan Facility 1	Partial Recourse(2)	Feb-16(3)	2.95%(4)	32,836	32,836	32,836	32,836
Loan Facility 2	Partial Recourse(5)	Jul-17(6)	3.45%(7)	100,000	100,000	54,950	54,950
Loan Facility 3	Non-recourse	Jul-18(8)	4.91%(9)	35,850	35,850	26,850	26,850
Loan Facility 4	Partial Recourse(10)	(11)	(12)	—	—	—	—
CMBS Facilities	Recourse	(13)	1.57%	11,685	11,685	11,685	11,685

Subtotal credit facilities				180,371	180,371	126,321	126,321

Grand Total				$305,030	$304,930	$250,980	$250,812

(1)
Represents the weighted average as of March 31, 2013.

(2)
Recourse solely with respect to 25% of "core" assets and 100% of "flex" assets, which may only represent 25% of the total credit facility, as such terms are defined in the governing documents.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Borrowings (Continued)

(3)
The initial maturity date is February 28, 2014, with two, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(4)
The contractual interest rate depends upon asset type, subject to adjustment, and ranges from one-month LIBOR plus 2.5% to 3.0%. The Company has also incurred an immaterial amount of non-utilization fees.

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

(7)
The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.0% to 4.0%.

(8)
The initial maturity date is July 30, 2015, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(9)
The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 3.95% to 5.95%.

(10)
Recourse solely with respect to the greater of: (i) 25% of the financed amount of stabilized loans plus the financed amount of transitional loans; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(11)
The initial maturity date is March 11, 2014, with four, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(12)
The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%.

(13)
The maturity dates on the CMBS Facilities is dependent upon asset type and will typically range from two to three months.

        Scheduled principal on borrowings, based on final maturity, is as follows as of March 31, 2013 (dollars in thousands):

	Total	Securitization Bonds Payable	Credit Facilities
April 1 - December 31, 2013	$11,685	$—	$11,685
Years Ending December 31:
2014	—	—	—
2015	—	—	—
2016	32,836	—	32,836
2017	100,000	—	100,000
Thereafter	160,509	124,659	35,850

Total	$305,030	$124,659	$180,371

Securitization Financing Transaction

        In November 2012, the Company entered into a $351.4 million securitization financing transaction ("Securitization Financing Transaction") collateralized by CRE debt investments originated by the Company and the Sponsor. The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Borrowings (Continued)

securitization bonds were issued, of which $129.5 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. The Company expects to generate an approximate 15% return on invested equity, including fees and estimated transaction expenses. There is no assurance the Company will realize this expected return on its retained equity interest over the term of these investments. The Company's actual return on retained equity could vary significantly from its expectations. The Company used the proceeds to repay $117.7 million of borrowings on three of its term loan facilities.

        The retained equity interests of the Company and the Sponsor are held by a general partnership and both the Company and the Sponsor are the general partners ("Financing JV"). Both the Securitization Financing Transaction and the Financing JV are not VIEs and are considered voting interest entities due to shared power of the activities that most significantly impact the performance of the respective entities and therefore, the entities were not consolidated by the Company. The transferred debt investments failed sale treatment under U.S. GAAP as the Company maintains effective control of its contributed assets. The Company, therefore, continues to record its respective CRE debt investments transferred to the Securitization Financing Transaction and reflects its respective securitization bonds payable on its consolidated balance sheets.

Term Loan Facilities

        In February 2012, an indirect wholly-owned subsidiary of the Company entered into a master repurchase and securities contract ("Loan Facility 1") of $100.0 million to finance the origination of first mortgage loans secured by commercial real estate. In connection with Loan Facility 1, the Company entered into a guaranty agreement, under which the Company guarantees certain obligations under Loan Facility 1. Additionally, the OP provided a pledge and security agreement over its interests in the borrowing subsidiary of the Company. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. The Company has agreed to guarantee certain customary obligations under Loan Facility 1 if the Company or an affiliate of the Company engage in certain customary bad acts. Loan Facility 1 contains a liquidity covenant that requires the borrowing subsidiary of the Company to maintain at least $5.0 million and a maximum of $15.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 1. In addition, Loan Facility 1 requires the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of March 31, 2013, the Company was not required to post additional collateral or make cash payments to maintain such ratio.

        In July 2012, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement ("Loan Facility 2") of $50.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. In November 2012, Loan Facility 2 was increased to $100.0 million. In connection with Loan Facility 2, the Company agreed to guarantee certain obligations of Loan Facility 2 if the Company or an affiliate of the Company engage in certain customary bad acts. Loan Facility 2, and its related agreements, contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the borrowing subsidiary of the Company must maintain

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Borrowings (Continued)

at least $3.8 million and a maximum of $15.0 million in unrestricted cash at all times during the term of Loan Facility 2.

        In July 2012, an indirect wholly-owned subsidiary of the Company entered into a credit and security agreement ("Loan Facility 3") of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 3, the OP agreed to guarantee interest payments and the customary obligations under Loan Facility 3 if the Company or an affiliate of the Company engage in certain customary bad acts. In addition, the OP pledged its interests in the borrowing subsidiary as collateral. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the OP must maintain at least $3.8 million and as much as $7.5 million in unrestricted cash or other eligible investments, at all times during the term of Loan Facility 3.

        In March 2013, an indirect wholly-owned subsidiary of the Company entered into a master repurchase agreement ("Loan Facility 4") of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. Loan Facility 4 has an initial maturity of March 2014 with four one-year extensions. In connection with Loan Facility 4, the Company and the OP entered into a guaranty agreement, under which the Company and the OP guaranty certain of the obligations under Loan Facility 4. Loan Facility 4 is recourse solely with respect to certain types of loans as defined in the governing documents. Loan Facility 4, and related agreements, contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 4. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 4 if the Company or an affiliate of the Company engage in certain customary bad acts. As of March 31, 2013, the Company had no borrowings on Loan Facility 4.

        As of March 31, 2013, the Company had $304.1 million principal amount of CRE debt investments, financed with $168.7 million under three secured term loan facilities ("Term Loan Facilities").

        During the initial term, all of the Term Loan Facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of March 31, 2013, the Company was in compliance with all of its financial covenants.

CMBS Facilities

        In September 2012, the Company entered into two master repurchase agreements ("CMBS Facilities") to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2013, the Company had $16.6 million principal amount of CRE securities, financed with $11.7 million under its CMBS Facilities.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Related Party Arrangements

NS Real Estate Income Trust Advisor, LLC

        Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursements from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.

Organization and Offering Costs

        The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company's independent directors determine are not fair and commercially reasonable to the Company.

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

Advisory Fees

Asset Management Fee

        The Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Related Party Arrangements (Continued)

investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

        The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition expenses and any financing attributable to such investments. Acquisition fees paid to the Advisor related to the origination or acquisition of CRE debt investments are included in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, the Advisor, or its affiliates, will receive a disposition fee equal to 1.0% of the contract sales price of each CRE debt or other select CRE equity investment sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor on CRE debt investments are included in CRE debt investments, net on the consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

        Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3.0% of gross proceeds from the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales under the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Related Party Arrangements (Continued)

        The following table presents the fees and reimbursements incurred to the Advisor for the three months ended March 31, 2013 and 2012 and the due to related party as of March 31, 2013 and December 31, 2012 (dollars in thousands):

		Three Months Ended March 31,		Due to related party as of
				March 31, 2013	December 31, 2012
Type of Fee or Reimbursement	Financial Statement Location	2013	2012
Organization and offering costs
Organization	General and administrative expenses	$53	$152	$20	$113
Offering	Cost of capital(1)	1,003	987	377	2,151
Operating costs(2)	General and administrative expenses	1,485	275	1,485	523
Advisory fees
Asset management	Advisory fees—related party	2,142	307	840	559
Asset acquisition(3)	Real estate debt investments, net / Advisory fees—related party	2,342	256	71	—
Asset disposition(3)	Real estate debt investments, net	—	—	—	24
Selling commissions / Dealer manager fees	Cost of capital(1)	16,935	7,399	—	—

Total				$2,793	$3,370

(1)
Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.

(2)
As of March 31, 2013, the Advisor has incurred unreimbursed operating costs of $7.0 million on behalf of the Company, of which $5.5 million is still allocable.

(3)
Asset acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. For the three months ended March 31, 2013, the Company incurred $1.0 million of acquisition fees related to CRE debt investments and $1.3 million of acquisition fees related to the PE Fund JV. Acquisition fees related to the PE Fund JV are included in advisory fees—related party in the consolidated statement of operations. The Advisor may determine to defer these fees or seek reimbursement, subject to compliance with applicable policies. From inception through March 31, 2013, the Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

Sponsor Purchase of Common Stock

        The Company is party to a Second Amended and Restated Distribution Support Agreement, as amended, (the "Distribution Support Agreement") with the Sponsor pursuant to which the Sponsor has agreed to purchase up to an aggregate of $10.0 million in shares of the Company's common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. In April 2012, the Distribution Support Agreement was extended until July 2013. For the three months ended March 31, 2013, the Sponsor was not required to purchase shares in connection with the Distribution Support Agreement. For the three months ended March 31, 2012, the Sponsor purchased 0.1 million shares of the Company's common stock for $1.1 million. From inception through March 31, 2013, the Sponsor purchased 0.5 million shares for $4.6 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Related Party Arrangements (Continued)

Securitization Financing Transaction

        The Company entered into an agreement with the Sponsor that provides that both the Company and the Sponsor receive the economic benefit and bear the economic risk associated with the investments each contributed into the Securitization Financing Transaction. In both cases, the respective retained equity interest of the Company and the Sponsor is subordinate to interests of the senior bondholders of the Securitization Financing Transaction and the senior bondholders have no recourse to the general credit of the Company or the Sponsor. In the event that the Company or the Sponsor suffer a complete loss of their retained equity interests in the Securitization Financing Transaction, any additional losses would be borne by the remaining retained equity interests held by the Company or the Sponsor, as the case may be, prior to the senior bondholders.

PE Fund JV

        In connection with the PE Fund JV, the Company assumed the rights to subscribe to 29.5% of the PE Fund JV from the Sponsor. The Company and the Sponsor contributed cash of $400.1 million, of which the Company and the Sponsor contributed $118.0 million and $282.1 million, respectively.

        The Company guaranteed all of its funding obligations that may be due and owed under the PE Fund JV agreements indirectly through an indemnification with the Sponsor, which in turn guaranteed the obligations directly to the PE Fund JV entities. The Company and the Sponsor each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and the Sponsor. The Company and the Sponsor further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or the Sponsor, as the case may be.

        In December 2012, the Sponsor deposited an aggregate of $40.0 million in connection with this transaction, which included $11.8 million on behalf of the Company, in the proportion of the respective capital contributions. This amount was recorded in due to related party on the consolidated balance sheet as of December 31, 2012 and was settled by the Company in the first quarter 2013.

9. Stockholders' Equity

Common Stock

        For the three months ended March 31, 2013, the Company sold 17.4 million shares of common stock pursuant to its Primary Offering, generating gross proceeds of $173.5 million. For the year ended December 31, 2012, the Company sold 43.4 million shares of common stock pursuant to its Primary Offering, generating gross proceeds of $433.0 million. From inception through March 31, 2013 and including proceeds raised from the Merger Transaction, the Company sold 76.5 million shares of common stock pursuant to its Primary Offering, generating gross proceeds of $761.8 million.

Distribution Reinvestment Plan

        The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Stockholders' Equity (Continued)

common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95% of the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its organization and offering stage. The organization and offering stage will be considered complete when the Company is no longer publicly offering equity securities, which is expected to be on or before July 19, 2013. No selling commissions or dealer manager fees will be paid on shares issued under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days' notice to participants. For the three months ended March 31, 2013, the Company sold 0.6 million shares totaling $5.2 million of proceeds pursuant to the DRP. For the year ended December 31, 2012, the Company sold 1.1 million shares totaling $10.3 million of proceeds pursuant to the DRP. From inception through March 31, 2013 and excluding proceeds raised from the Merger Transaction, the Company sold 1.8 million shares totaling $17.1 million of proceeds pursuant to the DRP.

        In April 2013, the board of directors of the Company authorized the reallocation of shares available under the DRP to the Primary Offering. As of May 13, 2013, 8.3 million shares remain available for sale under the DRP. To the extent the Company sells all the shares allocated to the DRP in the Primary Offering, the Company expects to file a registration statement to enable the Company to continue to sell shares under the DRP.

Distributions

        Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002185792 per share, which is equivalent to an annual distribution rate of 8%. The following table presents distributions declared for the three months ended March 31, 2013 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$2,441	$1,795	$4,236
February	2,378	1,778	4,156
March	2,909	2,163	5,072

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

Share Repurchase Program

        The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the "Share Repurchase Program"). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by the board of directors of the Company, in its sole discretion, and after receiving written notice from the stockholder. The Company is not obligated to

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Stockholders' Equity (Continued)

repurchase shares under the Share Repurchase Program. For the three months ended March 31, 2013, the Company repurchased 0.1 million shares of common stock for a total of $1.0 million at an average price of $9.74 per share. For the year ended December 31, 2012, the Company repurchased 0.1 million shares of common stock for a total of $1.4 million at an average price of $9.62 per share.

10. Equity-Based Compensation

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

        For the three months ended March 31, 2013 and 2012, the Company recognized $16,875 and $12,656 of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations.

11. Non-controlling Interests

Operating Partnership

        Non-controlling interests represent the aggregate limited partnership interests in the OP held by limited partners, other than the Company. Income (loss) allocated to the non-controlling interests is based on the limited partners' ownership percentage of the OP. Income (loss) allocated to the operating partnership non-controlling interests for the three months ended March 31, 2013 and 2012 was an immaterial amount.

12. Segment Reporting

        The Company conducts its business through the following segments:

  •
  The CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

  •
  The CRE equity business includes other select equity investments, including the preferred equity interest in the PE Fund JV. Although it is structured as a preferred equity investment, the Company categorizes it as an equity investment as the underlying collateral in the funds is primarily real estate.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Segment Reporting (Continued)

  •
  The CRE securities business is focused on investing in and asset managing CRE securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

        The following tables present segment reporting for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Three Months Ended March 31, 2013	Real Estate Debt	Preferred Equity	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$11,725	$—	$942	$—	$12,667
Interest expense	2,490	—	48	—	2,538

Net interest income	9,235	—	894	—	10,129
Expenses	69	1,588	7	3,758	5,422

Income (loss) from operations	9,166	(1,588)	887	(3,758)	4,707
Equity in earnings (losses) of unconsolidated ventures	—	3,215	—	—	3,215

Net income (loss)	$9,166	$1,627	$887	$(3,758)	$7,922

Three Months Ended March 31, 2012	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net Interest Income
Interest income	$2,097	$467	$—	$2,564
Interest expense	25	225	—	250

Net interest income	2,072	242	—	2,314
Expenses	9	—	797	806

Income (loss) from operations	2,063	242	(797)	1,508
Unrealized gain (loss) on investments and other	—	502	—	502

Net income (loss)	$2,063	$744	$(797)	$2,010

(1)
Includes unallocated advisory fees—related party and general and administrative expenses.

        The following table presents total assets by segment as of March 31, 2013 and December 31, 2012 (dollars in thousands):

Total Assets	Real Estate Debt	Preferred Equity	Real Estate Securities	Corporate(1)	Total
March 31, 2013	$745,857	$123,538	$54,386	$145,459	$1,069,240

December 31, 2012	$617,705	$—	$29,712	$212,521	$859,938

(1)
Includes cash, unallocated receivables and deferred costs and other assets, net.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Subsequent Events

Offering Proceeds

        For the period from April 1, 2013 through May 13, 2013, the Company sold 15.0 million shares of common stock pursuant to its Offering generating gross proceeds of $149.3 million.

        In April 2013, the board of directors of the Company authorized the reallocation of shares available under the DRP to the Primary Offering. As of May 13, 2013, 11.9 million shares remain available for sale under the Primary Offering and 8.3 million shares remain available for sale under the DRP.

Distributions

        On May 8, 2013, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock, which is equivalent to an annual distribution rate of 8%, for each of the three months ended September 30, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on August 1, 2013, September 2, 2013 and October 1, 2013.

Share Repurchases

        In April 2013, the Company repurchased 0.2 million shares for a total of $1.7 million or a weighted average price of $9.36 per share under the Share Repurchase Program.

Sponsor Purchase of Common Stock

        In May 2013, the Company determined that the Sponsor was not required to purchase shares under the Distribution Support Agreement for the three months ended March 31, 2013.

New Investments

        In April 2013, the Company, together with the Sponsor, originated a $255.0 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza hotel located in the epicenter of Times Square, New York City. The loan includes a 35% interest in the Milford Plaza and the retail component at the hotel. The Company funded $89.3 million of the loan and the Sponsor funded the remaining $165.7 million of the loan. The $255.0 million loan was financed with $130.0 million from credit facilities with Deutsche Bank AG, pro-rata between the Company and the Sponsor. The Company expects to earn an initial current yield of 12.5% on its $43.8 million of invested equity which excludes the potential upside from the Company's proportionate interest in the hotel and retail component at the hotel. There is no assurance the Company will realize this expected return on invested equity over the term of this investment. The Company's actual return on invested equity could vary significantly from its expectations.

Credit Facilities

        On April 18, 2013, the Company entered into an amendment to Loan Facility 2 which increased the available financing from $100.0 million to $150.0 million. The amendment requires the Company to maintain at least $3.8 million and a maximum of $22.5 million in unrestricted cash at all times during the term of Loan Facility 2. All other terms of Loan Facility 2 remained the same.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1 of this report. References to "we," "us," or "our" refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Introduction

        We are an externally managed commercial real estate, or CRE, finance and investment company that was formed in January 2009 primarily to originate, acquire and asset manage a diversified portfolio of CRE debt, securities and other select equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through our operating partnership, of which we are the sole general partner. NS Real Estate Income Trust Advisor, LLC, or our Advisor, is our external manager and is an affiliate of NorthStar Realty Finance Corp., or our Sponsor. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Our CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

  •
  Other Select Commercial Real Estate Equity Investments—Our CRE equity business includes other select equity investments, including our preferred equity investment in newly formed joint ventures that own limited partnership interests in private equity funds, or the PE Fund JV.

  •
  Commercial Real Estate Securities—Our CRE securities business is focused on investing in and asset managing CRE securities primarily consisting of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO notes and other securities.

        Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.

        We conduct our operations so as to qualify as a REIT for federal income tax purposes.

Our Investments

        The following table presents our investments as of March 31, 2013 (dollars in thousands):

Asset Type:	Number	Principal Amount	Carrying Value	% of Principal Amount
CRE Debt
First mortgage loans	20	$582,613	$583,306	69.3%
Mezzanine loans	2	41,071	41,071	4.9%

Total CRE Debt	22	623,684	624,377	74.2%
Preferred Equity
PE Fund JV	1	112,280	112,280	13.4%

Total Preferred Equity	1	112,280	112,280	13.4%
CRE Securities
CMBS	8	104,542	53,999	12.4%

Total CRE Securities	8	104,542	53,999	12.4%

Total/Weighted average	31	$840,506	$790,656	100.0%

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

        The following presents our CRE debt portfolio's diversity across property type and geographic location based on principal amount.

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Other Select Equity Investments

        We explore other select CRE investments such as our investment in the PE Fund JV. Although it is structured as a preferred equity investment, we categorize it as an equity investment as the underlying collateral in the funds is primarily real estate. We together with our Sponsor, have an ownership interest in the PE Fund JV of 51%, of which we own 29.5% (or 15% of the total PE Fund JV) and our Sponsor owns 70.5% (or 36% of the total PE Fund JV). In February 2013, we completed the initial closing in the PE Fund JV which owns interests in funds managed by top institutional-quality sponsors with an aggregate reported net asset value, or NAV, of approximately $788.9 million as of June 30, 2012. Currently, the PE Fund JV has acquired interests in 45 funds representing a NAV of $644.1 million. Substantially all of the remaining fund interests are expected to be acquired by the PE Fund JV in the second quarter 2013. The closing of the remaining funds is subject to customary closing conditions, including third-party consents.

        We elected the fair value option for our investment in the PE Fund JV. As a result, we expect to record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flows from one period to another. Since we are contractually entitled to our proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date the fund interests are transferred to the PE Fund JV, at the initial closing, we recorded our proportional share of all distributions received since June 30, 2012 in the first quarter 2013.

        The following tables present our investment in the PE Fund JV (dollars in millions):

Total PE Fund JV		Our Proportionate Share of the PE Fund JV
Number of funds closed	45	Distributions earned through March 31, 2013:
Number of general partners of closed funds	24
NAV at June 30, 2012	$ 789	Income	$3
NAV as a percentage of net cost(1)	72%	Return of capital	14

NAV growth(2)	7%	Total distributions	$17
Underlying assets, at cost	$30,800
Number of investments	Approximately 900	Contributions	$(8)

Implied leverage(3)	51%	Net cash	$9
		Expected future capital contributions	$14

(1)
Net cost represents total funded capital less distributions received, excluding any distributions in excess of contributions for funds representing 2% of reported NAV.

(2)
Amount represents reported NAV growth from June 30, 2012 through December 31, 2012 based on approximately two thirds of the funds that have reported results as of December 31, 2012. Excludes one fund that was purchased at a different price than the other funds.

(3)
Represents implied leverage for funds with investment-level financing.

        The following presents the underlying fund interests in the PE Fund JV by investment type and geographic location based on NAV:

PE Funds by Underlying Investment Type(1)	PE Funds by Underlying Geographic Location(1)

(1)
Based on individual fund financial statements.

Real Estate Securities

        Our CRE securities business is focused on investing in and asset managing a wide range of CRE securities, including CMBS, unsecured REIT debt, CDO notes backed primarily by CRE securities and debt. Substantially all of our CRE securities have explicit credit ratings assigned by at least one of the major rating agencies (Moody's Investors Services, Standard & Poor's, Fitch Ratings, Morningstar, DBRS and/or Kroll).

Sources of Operating Revenues and Cash Flows

        We generate revenue from net interest income on our CRE debt and securities investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We also generate revenue from our equity in earnings of unconsolidated ventures.

Profitability and Performance Metrics

        We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see "Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations" for a description of these metrics), to evaluate the profitability and performance of our business.

Outlook and Recent Trends

        Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45.0 billion and $22.0 billion in non-agency CMBS issuance that was completed in 2012 and the first quarter 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which should also have the likely impact of keeping interest rates low for the near and intermediate term.

        We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, tax policy, gridlock and other matters and their impact to the U.S. economy. We would expect that this dynamic along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of CRE debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, inhibiting growth and potentially leading to contracting credit. The capital markets are opening up and we began to again access the capital markets as evidenced by our Securitization Financing Transaction in November 2012. Refer to "Financing Strategy" for additional details. The stimulus in the United States helps to increase demand for new CMBS, even though current new issue is still well below historic levels. Many industry experts are predicting approximately $70.0 billion of non-agency CMBS issuance in 2013.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. Investor interest is returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. The degree to which commercial real estate values improve in 2013 and going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues and our originations and acquisitions of CRE debt, securities and other select equity investments will reflect valuations that have already adjusted to post-recession pricing.

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

Our Strategy

        Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flows for distribution and provide downside protection to our stockholders. Many of our CRE debt investments are considered transitional in nature because the borrower has a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital.

        We expect to use the net proceeds from our continuous, public offering of a maximum of 110,526,315 shares of common stock, of which 100,000,000 shares are being offered pursuant to our primary offering, or our Primary Offering, and 10,526,315 shares are being offered pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering, and proceeds from other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments. In April 2013, our board of directors, or our Board, authorized the reallocation of shares available to be offered pursuant to our DRP to our Primary Offering. As of May 13, 2013, 11.9 million shares remain available for sale under our Primary Offering and 8.3 million shares remain available for sale under our DRP.

        We began raising capital in late 2010 and our capital raising efforts picked up significant momentum in the second half of 2011 and continue to build momentum monthly. From inception through May 13, 2013, we raised $928.1 million including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc. completed on October 18, 2010 as a reverse merger and recapitalization, or our Merger Transaction. In addition, we entered into four term loan facilities with an aggregate of $440.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities and two CMBS facilities to make new investments in CMBS, or our CMBS Facilities. In November 2012, we closed our Securitization Financing Transaction to finance debt investments on a long-term, non-recourse, non-mark-to-market financing that had previously been financed on our Term Loan Facilities.

        From inception through May 13, 2013, we originated 24 loans with a principal amount of $743.4 million, invested $118.0 million in the PE Fund JV and acquired 10 CMBS for $82.7 million, including CMBS acquired from our Merger Transaction. As of May 13, 2013, the current return on invested equity on our portfolio was 15.0%.

Financing Strategy

        We use investment-level financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We pursue a variety of financing arrangements such as our Credit Facilities, securitized financing transactions and other term borrowings.

        Although we have a limitation on the maximum leverage for our portfolio, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates.

        In 2012, we began using Credit Facilities provided by major financial institutions to finance new investments. Our Credit Facilities include four secured Term Loan Facilities that provide up to an aggregate of $440.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate, and two CMBS Facilities to finance the acquisition of CMBS. In November 2012, we closed our Securitization Financing Transaction, which provides long-term, non-recourse, non-mark-to-market financing for the debt investments we contributed to the transaction. The debt investments contributed to our Securitization Financing Transaction were previously financed on our Term Loan Facilities. As of March 31, 2013, we had $168.7 million outstanding under our Term Loan Facilities, $11.7 million outstanding under our CMBS Facilities and $124.7 million issued as part of our Securitization Financing Transaction.

Portfolio Management

        Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income. Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by its portfolio management team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor's review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by these credit reviews. During the quarterly credit review, or more frequently as necessary, investments may be put on highly-monitored status and identified for possible loan loss reserves based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment. Our Advisor utilizes an experienced portfolio management team that monitors those factors on our behalf.

        Each of our debt investments, while primarily backed by CRE collateral, is unique and requires customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral. Further, many of our debt investments are considered transitional in nature because the borrower has a business plan to re-position, re-develop or otherwise lease-up the property in order to improve the collateral. At the time of origination, the underlying property may not be sufficient to support current debt service payments. As a result, we will generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason.

        As of March 31, 2013, all of our CRE debt investments were performing in accordance with the terms of the loan agreements. However, there can be no assurance that these loans will continue to perform in accordance with the terms of the loan agreements and may, in the future, record loan loss reserves if required for these loans.

Critical Accounting Policies

Real Estate Debt Investments

        CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. As of March 31, 2013, we did not have any impaired CRE debt investments.

Investments in and Advances to Unconsolidated Ventures

        We have non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method where the investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses. We may account for an investment in a non-controlling, unconsolidated ownership interest in an entity at fair value by electing the fair value option under accounting principles generally accepted in the United States, or U.S. GAAP. We may account for such investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. As of March 31, 2013, our only investment in unconsolidated ventures was the PE Fund JV.

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

Real Estate Securities

        We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are reported as a component of accumulated other comprehensive income (loss), or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of March 31, 2013, we did not have any CRE securities investments for which we elected the fair value option.

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

Real Estate Securities

        Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which is then applied prospectively or retrospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of March 31, 2013, we did not have any impaired CRE debt investments.

        Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

        CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. As of March 31, 2013, we did not have any OTTI recorded on our CRE securities investments.

Other

        Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to our consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to March 31, 2012 (dollars in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2013	2012	Amount	%
Interest income	$12,667	$2,564	$10,103	394.0%
Interest expense	2,538	250	2,288	915.2%

Net interest income	10,129	2,314	7,815	337.7%
Expenses
Advisory fees—related party	3,423	307	3,116	1,015.0%
Transaction costs	307	—	307	100.0%
General and administrative expenses	1,692	499	1,193	239.1%

Total expenses	5,422	806	4,616	572.7%
Income (loss) from operations	4,707	1,508	3,199	212.1%
Equity in earnings (losses) of unconsolidated ventures	3,215	—	3,215	100.0%
Unrealized gain (loss) on investments and other	—	502	(502)	(100.0)%

Net income (loss)	$7,922	$2,010	$5,912	294.1%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and during the period (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$569,218	$11,725	8.24%	$85,713	$2,097	9.79%
CRE securities	40,860	942	9.22%	32,196	467	5.80%

	$610,078	$12,667	8.30%	$117,909	$2,564	8.70%

Interest-bearing liabilities:
Credit facilities	$153,346	$1,944	5.07%	$—	$—	—
Securitization bonds payable	124,659	594	1.90%	—	—	—
Secured term loans	—	—	—	24,061	250	4.16%

	$278,005	$2,538	3.65%	$24,061	$250	4.16%

Net interest income		$10,129			$2,314

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for credit facilities, securitization bonds payable and secured term loans. All are calculated based on quarterly averages.

(2)
Includes the effect of amortization of premiums or discounts and deferred fees.

(3)
Calculated based on annualized interest income or expense divided by average carrying value.

        Interest income increased $10.1 million, primarily attributable to increased investment activity.

        Interest expense increased $2.3 million, primarily attributable to borrowings on our Credit Facilities and our Securitization Financing Transaction entered into in 2012.

Expenses

Advisory Fees—Related Party

        Advisory fees—related party increased $3.1 million related to increased capital raising and investment activity.

Transaction Costs

        Transaction costs represent costs such as professional fees associated with the acquisition of an investment. For the three months ended March 31, 2013, transaction costs of $0.3 million related to our investment in the PE Fund JV.

General and Administrative

        General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our company. The increase was primarily attributable to an increase in capital raising and investment activity.

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings of unconsolidated ventures in 2013 related to our investment in the PE Fund JV.

Unrealized Gain (Loss) on Investments and Other

        Unrealized gain in 2012 related to the change in fair value on two CRE securities for which the fair value option was elected.

Liquidity and Capital Resources

        We require capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under our Credit Facilities, securitized financing transactions and other term borrowings and proceeds from our Offering.

        From inception through May 13, 2013, we sold 90.4 million shares and raised gross proceeds of $900.0 million from our Offering and including proceeds from our Merger Transaction we raised $928.1 million. As of May 13, 2013, we held $251.7 million of unrestricted cash and $165.8 million of unrestricted cash including unfunded commitments and minimum liquidity requirements for our Term Loan Facilities.

        We have six Credit Facilities including four Term Loan Facilities that provide up to an aggregate of $440.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Initial maturity dates of our Term Loan Facilities range from February 2014 to July 2015 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018. The advance rates and maturity dates of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.

        In November 2012, we entered into our Securitization Financing Transaction, which provides long-term, non-recourse, non-mark-to-market financing for a portion of our portfolio and we expect to execute similar transactions to finance our newly originated debt investments that might initially be financed on one of our Term Loan Facilities. Our Securitization Financing Transaction was collateralized by $351.4 million of directly originated CRE debt by us and our Sponsor. We, through our subsidiaries, contributed nine CRE debt investments with a $199.2 million aggregate principal balance to our Securitization Financing Transaction and our Sponsor, through its subsidiaries, contributed five CRE debt investments with a $152.2 million aggregate principal balance. This transaction involved the issuance and sale of a total of $227.5 million of investment-grade bonds. As of March 31, 2013, we held $194.4 million principal amount of CRE debt investments financed with $124.7 million issued under our Securitization Financing Transaction.

        If we are unable to continue to raise funds in our Offering or from borrowings, we will be unable to make new investments once we utilize our currently available capital, resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of any specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-offered REIT, regardless of whether we are able to continue to raise funds in our Offering. Our inability to continue to raise funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

        Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments. As of March 31, 2013, our leverage as a percentage of our cost of investments was 39% and is well below the maximum allowed by our charter.

        In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and NorthStar Realty Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor for reimbursement of certain organization and offering costs. However, we are not obligated to reimburse our Advisor to the extent that selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We have entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our Board including a majority of our independent directors.

Cash Flows

Three Months Ended March 31, 2013 Compared to March 31, 2012

        Net cash provided by operating activities for the three months ended March 31, 2013 was $9.0 million compared to $1.4 million for the three months ended March 31, 2012. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity and distributions from the PE Fund JV offset by fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses related to our business.

        Net cash used in investing activities for the three months ended March 31, 2013 was $256.7 million compared to $25.6 million for the three months ended March 31, 2012. Net cash used in investing activities for the three months ended March 31, 2013 related to the origination of two CRE debt investments, the acquisition of four CRE securities and the investment in the PE Fund JV. Net cash used in investing activities for the three months ended March 31, 2012 related to the origination of two CRE debt investments.

        Net cash provided by financing activities for the three months ended March 31, 2013 was $198.1 million compared to $63.8 million for the three months ended March 31, 2012. Net cash provided by financing activities in 2013 related to the net proceeds from the issuance of common stock through our Offering, borrowings under our Credit Facilities, offset by the distributions paid on our common stock, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities in 2012 related to the net proceeds from the issuance of common stock through our Offering offset by distributions paid on our common stock, share repurchases and the payment of deferred financing costs.

Off Balance Sheet Arrangements

        We currently have no off balance sheet arrangements.

Related Party Arrangements

NS Real Estate Income Trust Advisor, LLC

        Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.

Organization and Offering Costs

        Our Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on our behalf in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.

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

Advisory Fees

Asset Management Fee

        Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE debt investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

        Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to such investments. Acquisition fees paid to our Advisor related to the origination or acquisition of CRE debt investments are included in CRE debt investments, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, our Advisor, or its affiliates, will receive a disposition fee equal to 1.0% of the contract sales price of each CRE debt or other select CRE equity investment sold. We will not pay a disposition fee upon the maturity, prepayment, workout modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property. Disposition fees incurred to our Advisor on CRE debt investments are included in CRE debt investments, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

        Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales under our DRP.

        The following table presents the fees and reimbursements incurred to our Advisor for the three months ended March 31, 2013 and 2012 and the due to related party as of March 31, 2013 and December 31, 2012 (dollars in thousands):

		Three Months Ended March 31,		Due to related party as of
	Financial Statement Location			March 31, 2013	December 31, 2012
Type of Fee or Reimbursement		2013	2012
Organization and offering costs
Organization	General and administrative expenses	$53	$152	$20	$113
Offering	Cost of capital(1)	1,003	987	377	2,151
Operating costs(2)	General and administrative expenses	1,485	275	1,485	523
Advisory fees
Asset management	Advisory fees—related party	2,142	307	840	559
Asset acquisition(3)	Real estate debt investments, net / Advisory fees—related party	2,342	256	71	—
Asset disposition(3)	Real estate debt investments, net	—	—	—	24
Selling commissions / Dealer manager fees	Cost of capital(1)	16,935	7,399	—	—

Total				$2,793	$3,370

(1)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(2)
As of March 31, 2013, our Advisor has incurred unreimbursed operating costs of $7.0 million on behalf of us, of which $5.5 million is still allocable.

(3)
Asset acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. For the three months ended March 31, 2013, we incurred $1.0 million of acquisition fees related to CRE debt investments and $1.3 million of acquisition fees related to the PE Fund JV. Acquisition fees related to the PE Fund JV are included in advisory fees—related party in our consolidated statement of operations. Our Advisor may determine to defer these fees or seek reimbursement, subject to compliance with applicable policies. From inception through March 31, 2013, our Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

Sponsor Purchase of Common Stock

        We are party to a Second Amended and Restated Distribution Support Agreement, as amended, or the Distribution Support Agreement, with our Sponsor pursuant to which our Sponsor has agreed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to our stockholders. In April 2012, the Distribution Support Agreement was extended until July 2013. For the three months ended March 31, 2013, our Sponsor was not required to purchase shares in connection with the Distribution Support Agreement. For the three months ended March 31, 2012, our Sponsor purchased 0.1 million shares of our common stock for $1.1 million. From inception through March 31, 2013, our Sponsor purchased 0.5 million shares for $4.6 million.

Securitization Financing Transaction

        We entered into an agreement with our Sponsor that provides that both we and our Sponsor receive the economic benefit and bear the economic risk associated with the investments each contributed into the Securitization Financing Transaction. In both cases, the respective retained equity interest of us and our Sponsor is subordinate to interests of the senior bondholders of the Securitization Financing Transaction and the senior bondholders have no recourse to the general credit of us or our Sponsor. In the event that we or our Sponsor suffer a complete loss of such retained equity interests in the Securitization Financing Transaction, any additional losses would be borne by the remaining retained equity interests held by us or our Sponsor, as the case may be, prior to the senior bondholders.

PE Fund JV

        In connection with the PE Fund JV, we assumed the rights to subscribe to 29.5% of the PE Fund JV from our Sponsor. We and our Sponsor contributed cash of $400.1 million, of which we and our Sponsor contributed $118.0 million and $282.1 million, respectively.

        We guaranteed all of our funding obligations that may be due and owed under the PE Fund JV agreements indirectly through an indemnification with our Sponsor, which in turn guaranteed the obligations directly to the PE Fund JV entities. We and our Sponsor each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by us and our Sponsor. We and our Sponsor further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by us or our Sponsor, as the case may be.

        In December 2012, our Sponsor deposited an aggregate of $40.0 million in connection with this transaction, which included $11.8 million on behalf of us, in the proportion of the respective capital contributions. This amount is recorded in due to related party on our consolidated balance sheet as of December 31, 2012 and was settled by us in the first quarter 2013.

Recent Developments

Offering Proceeds

        For the period from April 1, 2013 through May 13, 2013, we sold 15.0 million shares of common stock pursuant to our Offering generating gross proceeds of $149.3 million.

        In April 2013, our Board authorized the reallocation of shares available under our DRP to our Primary Offering. As of May 13, 2013, 11.9 million shares remain available for sale under our Primary Offering and 8.3 million shares remain available for sale under our DRP.

Distributions

        On May 8, 2013, our Board approved a daily cash distribution of $0.002191781 per share of common stock, which is equivalent to an annual distribution rate of 8%, for each of the three months ended September 30, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on August 1, 2013, September 2, 2013 and October 1, 2013.

Share Repurchases

        In April 2013, we repurchased 0.2 million shares for a total of $1.7 million or a weighted average price of $9.36 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.

Sponsor Purchase of Common Stock

        In May 2013, we determined that our Sponsor was not required to purchase shares under the Distribution Support Agreement for the three months ended March 31, 2013.

New Investments

        In April 2013, we, together with our Sponsor, originated a $255.0 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza hotel located in the epicenter of Times Square, New York City. The loan includes a 35% interest in the Milford Plaza and the retail component at the hotel. We funded $89.3 million of the loan and our Sponsor funded the remaining $165.7 million of the loan. The $255.0 million loan was financed with $130.0 million from credit facilities with Deutsche Bank AG, pro-rata between us and our Sponsor. We expect to earn an initial current yield of 12.5% on our $43.8 million of invested equity which excludes the potential upside from the Company's proportionate interest in the hotel and retail component at the hotel. There is no assurance we will realize this expected return on invested equity over the term of this investment. Our actual return on invested equity could vary significantly from our expectations.

        We generally target investments that will allow us to pay distributions at an annualized rate of return of 8%. However, we are not required to pay distributions to our stockholders at a rate of 8% per annum or at all. As of April 30, 2013, the date of our last investment, our portfolio produced an expected current return on invested equity of 7.4% net of expenses and including unrestricted cash of $217.8 million while our portfolio produced a current return on invested equity of 15.0%.

Credit Facilities

        On April 18, 2013, we entered into an amendment to our master repurchase agreement of $100.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate, or Loan Facility 2, which increased the available financing from $100.0 million to $150.0 million. The amendment requires us to maintain at least $3.8 million and a maximum of $22.5 million in unrestricted cash at all times during the term of Loan Facility 2. All other terms of Loan Facility 2 remained the same.

Inflation

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our Board consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and consolidated balance sheets are measured with reference to historical cost and/or fair value without considering inflation.

        Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

        We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of our company in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (calculated in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable properties owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. We believe FFO, a non-GAAP measure, is an appropriate measure of the operating performance of a REIT and of our company in particular.

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

        Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the accretion of a discount and amortization of a premium on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

        Neither FFO nor MFFO is equivalent to net income (loss) or cash generated from operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO are necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

        The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Funds from Operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$7,922	$2,010

Funds from Operations	$7,922	$2,010

Modified Funds from Operations:
Funds from Operations	$7,922	$2,010
Amortization of premiums, discounts and fees on investments and borrowings, net	791	9
Acquisition fees on investments	1,588	—
Unrealized (gains) losses from fair value adjustments	—	(502)

Modified Funds from Operations	$10,301	$1,517

Distributions Declared and Paid

        We generally pay distributions on a monthly basis based on daily record dates. Since the commencement of our operations on October 18, 2010 through March 31, 2013, we have paid distributions at an annualized distribution rate of 8% based on a purchase price of $10.00 per share of our common stock.

        The following table presents distributions declared for the three months ended March 31, 2013, the year ended December 31, 2012 and the period from inception through March 31, 2013 (dollars in thousands):

	Distributions(1)
				Cash Flow from Operations(2)	Funds from Operations(2)
Period	Cash	DRP	Total
Three months ended March 31, 2013	$7,728	$5,736	$13,464	$8,966	$7,922
Year ended December 31, 2012	16,308	11,614	27,922	13,212	15,304
Inception through March 31, 2013(2)	29,313	19,298	48,611	23,301	27,134

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to our Merger Transaction. From inception through March 31, 2013, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow from operations was $20.2 million, of which $4.6 million related to shares purchased by our Sponsor pursuant to the Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are primarily subject to interest rate risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions are held for investment and not for trading purposes.

Interest Rate Risk

        Changes in interest rates affect our net interest income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and derivatives.

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

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2013, all of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would decrease net income by $3.3 million.

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

Credit Risk

        Credit risk in our CRE debt and securities investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor's comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2013, two CRE debt investments contributed more than 10% of interest income.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control over Financial Reporting

Changes in internal control over financial reporting

        There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 5, 2013, except as noted below.

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

        Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. While we anticipate over the long-term being able to generate sufficient cash flow from operations to fully cover our distributions until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the three months ended March 31, 2013, we declared distributions of $13.5 million as compared to cash flow from operations of $9.0 million. The remaining $4.5 million, or 33%, was paid using proceeds from our Offering. In addition, for the year ended December 31, 2012, we declared distributions of $27.9 million as compared to cash flow from operations of $13.2 million. The remaining $14.7 million, or 53%, was paid using proceeds from our Offering, including $1.2 million from the purchase of shares by our Sponsor. Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor has agreed to purchase up to $10.0 million in shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders and has, in fact, purchased $4.6 million of shares of our common stock as of March 31, 2013. The sale of these shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

        On July 19, 2010, our registration statement on Form S-11 (File No. 333-157688), covering our Offering of up to 110,526,315 shares of common stock, of which 100,000,000 shares of common stock would be offered pursuant to our Primary Offering and 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers, and 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100 million, or $9.50 per share. We have the right to reallocate shares that remain available for sale under our DRP to our Primary Offering.

        As of March 31, 2013, excluding proceeds raised from our Merger Transaction, we sold the following shares of common stock and raised the following proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	73,563	$733,655
DRP	1,796	17,061

Total	75,359	$750,716

        As of March 31, 2013, we repurchased 0.3 million shares for an average price of $9.73 per share and there were no unfulfilled share repurchase requests.

        As of March 31, 2013, we incurred $49.7 million in selling commissions, $21.9 million in dealer manager fees and $8.2 million in other offering costs in connection with the issuance and distribution of our registered securities and $55.8 million of these costs have been reallowed to third parties.

        From the commencement of our Offering through March 31, 2013, the net proceeds to us from our Primary Offering, after deducting the total expenses incurred described above, were $653.9 million. From the commencement of our Offering through March 31, 2013, we used proceeds of $330.3 million to originate CRE debt investments net of financing, $40.5 million to purchase CRE securities net of financing and $7.8 million to pay our Advisor acquisition fees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        For the three months ended March 31, 2013, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	105	$9.74		(1)
February 1 to February 28	—	—		(1)
March 1 to March 31	—	—		(1)

Total	105	$9.74

(1)
We adopted our Share Repurchase Program effective July 19, 2010, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by our Board, in its sole discretion, and after receiving written notice from the stockholder. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our Board may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our Board; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder. Our Board may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
3.1		Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2		Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

4.1		Form of Subscription Agreement (filed as Exhibit 4.1 to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

4.2		Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.2 to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.1		Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2013 and incorporated herein by reference)

10.2		Limited Guaranty, made as of March 11, 2013, by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP, for the benefit of Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 11, 2013 and incorporated herein by reference)

10.3		Second Amendment to Master Repurchase Agreement and First Amendment to Limited Guaranty, dated as of April 18, 2013, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2013 and incorporated herein by reference)

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Exhibit
101	**	The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Equity as of March 31, 2013 (unaudited) and December 31, 2012; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (unaudited).

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

NorthStar Real Estate Income Trust, Inc.
Date: May 15, 2013	By:	/s/ DANIEL R. GILBERT
		Name:	Daniel R. Gilbert
		Title:	Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer