Form 10-Q
period 2013-09-30
NorthStar Real Estate Income Trust, Inc.
filed 2013-11-14
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The Company has one class of common stock, par value $0.01 per share, 114,180,111 shares outstanding as of November 12, 2013.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue," "future" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to deploy capital quickly and successfully;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor's ability to source and close on attractive investment opportunities on our behalf;

•	the impact of adverse conditions effecting a specific asset class in which we have significant investments, such as limited partnership interests in real estate private equity funds;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	the effect of economic conditions on the valuation of our investments;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•
the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

•	our ability to complete securitization financing transactions on terms that are acceptable to us, if at all;

•	our ability to realize the value of the bonds and equity retained in our securitization financing transactions;

•	our ability to meet various coverage tests with respect to our securitization financing transaction;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor's due diligence to identify all relevant facts in our underwriting process or otherwise;

•	tenant or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	our ability to successfully complete a liquidity transaction on favorable terms, if at all;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	our ability to close the applicable interests in real estate private equity funds described in this Quarterly Report on Form 10-Q, on the terms described, if at all;

•
the possibility that the net asset value of interests in certain real estate private equity funds we acquired or propose to acquire do not necessarily reflect the fair value of such interests or that the actual amount of future capital commitments underlying all of those fund interests that will be called and funded by us could vary materially from our expectations;

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
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
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

PART I. Financial Information
Item 1.    Financial Statements

       NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash	$131,856	$213,727
Restricted cash	217,702	72,265
Real estate debt investments, net	1,093,994	514,058
Investments in private equity funds, at fair value (refer to Note 4)	187,636	—
Real estate securities, available for sale	60,587	29,582
Receivables, net	6,369	4,654
Deferred costs and other assets, net	16,237	25,652
Total assets	$1,714,381	$859,938
Liabilities
Securitization bonds payable	$506,750	$124,491
Credit facilities	28,323	126,321
Due to related party	4,797	15,165
Accounts payable and accrued expenses	1,704	463
Escrow deposits payable	174,778	71,847
Distribution payable	7,471	3,905
Total liabilities	723,823	342,192
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 113,648,394 and 60,204,641 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,136	602
Additional paid-in capital	1,010,914	532,617
Retained earnings (accumulated deficit)	(28,970)	(15,935)
Accumulated other comprehensive income (loss)	7,473	457
Total NorthStar Real Estate Income Trust, Inc. stockholders' equity	990,553	517,741
Non-controlling interests	5	5
Total equity	990,558	517,746
Total liabilities and equity	$1,714,381	$859,938

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Distributions Declared Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest income
Interest income	$24,403	$7,838	$53,261	$15,111
Interest expense	4,136	1,066	9,937	1,680
Net interest income	20,267	6,772	43,324	13,431
Expenses
Advisory fees—related party	5,556	1,134	11,744	1,952
Transaction costs	—	—	994	—
General and administrative expenses	2,761	947	6,799	2,341
Total expenses	8,317	2,081	19,537	4,293
Income (loss) from operations	11,950	4,691	23,787	9,138
Equity in earnings (losses) of unconsolidated ventures	9,321	—	18,363	—
Realized gain (loss) on investments and other	—	—	—	3,028
Unrealized gain (loss) on investments and other	—	—	—	(2,457)
Net income (loss)	21,271	4,691	42,150	9,709
Less: net (income) loss attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$21,271	$4,691	$42,150	$9,709
Net income (loss) per share of common stock, basic / diluted	$0.19	$0.12	$0.46	$0.37
Weighted average number of shares of common stock outstanding, basic / diluted	112,993,817	38,885,153	92,303,431	26,137,409
Distributions declared per share of common stock	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$21,271	$4,691	$42,150	$9,709
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	5,029	119	7,016	342
Total other comprehensive income (loss)	5,029	119	7,016	342
Comprehensive income (loss)	26,300	4,810	49,166	10,051
Less:
Net (income) loss attributable to non-controlling interests	—	—	—	—
Other comprehensive (income) loss attributable to non-controlling interests	—	—	—	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$26,300	$4,810	$49,166	$10,051

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company's Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2011	15,847	$159	$138,968	$(3,317)	$93	$135,903	$4	$135,907
Net proceeds from issuance of common stock	43,407	433	384,665	—	—	385,098	—	385,098
Proceeds from distribution reinvestment plan	1,085	11	10,294	—	—	10,305	—	10,305
Shares redeemed for cash	(142)	(1)	(1,370)	—	—	(1,371)	—	(1,371)
Issuance and amortization of equity-based compensation	8	—	60	—	—	60	—	60
Other comprehensive income (loss)	—	—	—	—	364	364	1	365
Distributions declared	—	—	—	(27,922)	—	(27,922)	—	(27,922)
Net income (loss)	—	—	—	15,304	—	15,304	—	15,304
Balance as of December 31, 2012	60,205	$602	$532,617	$(15,935)	$457	$517,741	$5	$517,746
Net proceeds from issuance of common stock	51,475	$515	$459,710	$—	$—	$460,225	$—	$460,225
Proceeds from distribution reinvestment plan	2,363	23	22,414	—	—	22,437	—	22,437
Shares redeemed for cash	(406)	(4)	(3,892)	—	—	(3,896)	—	(3,896)
Issuance and amortization of equity-based compensation	11	—	65	—	—	65	—	65
Other comprehensive income (loss)	—	—	—	—	7,016	7,016	—	7,016
Distributions declared	—	—	—	(55,185)	—	(55,185)	—	(55,185)
Net income (loss)	—	—	—	42,150	—	42,150	—	42,150
Balance as of September 30, 2013 (unaudited)	113,648	$1,136	$1,010,914	$(28,970)	$7,473	$990,553	$5	$990,558

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$42,150	$9,709
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	(18,363)	—
Amortization/accretion of premium, discount and fees on investments and borrowings, net	2,292	(38)
Amortization of deferred financing costs	1,893	151
Interest accretion on investments	213	(189)
Distributions from private equity funds	18,823	—
Realized (gain) loss on investments and other	—	(3,028)
Unrealized (gain) loss on investments and other	—	2,457
Amortization of equity-based compensation	65	43
Changes in assets and liabilities:
Restricted cash	99	(489)
Receivables, net	(3,313)	(1,648)
Due to related party	2,870	(253)
Accounts payable and accrued expenses	28	808
Net cash provided by (used in) operating activities	46,757	7,523
Cash flows from investing activities:
Origination of real estate debt investments, net	(507,914)	(284,291)
Acquisition of real estate debt investments, related party	(79,095)	—
Repayments on real estate debt investments	6,574	—
Acquisition of real estate securities, available for sale	(23,285)	—
Proceeds from sales of real estate securities, available for sale	—	32,379
Investments in private equity funds	(202,338)	—
Distributions from private equity funds	15,498	—
Deferred costs and other assets, net	(637)	—
Net cash provided by (used in) investing activities	(791,197)	(251,912)
Cash flows from financing activities:
Net proceeds from issuance of common stock	460,048	255,516
Proceeds from issuance of common stock, related party	—	2,293
Proceeds from distribution reinvestment plan	22,437	6,218
Shares redeemed for cash	(3,896)	(1,007)
Distributions paid on common stock	(51,618)	(15,440)
Repayment of secured term loans	—	(24,061)
Borrowings from credit facilities	99,550	144,577
Repayments of credit facilities	(197,549)	—
Proceeds from securitization bonds	382,046	—
Increase in restricted cash	(42,607)	—
Payment of deferred financing costs	(5,842)	(1,506)
Net cash provided by (used in) financing activities	662,569	366,590
Net increase (decrease) in cash	(81,871)	122,201
Cash—beginning of period	213,727	53,859
Cash—end of period	$131,856	$176,060
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$102,931	$58,112
Distribution payable	7,471	2,843
Accrued cost of capital (refer to Note 7)	71	1,828
Non-cash related to investments in private equity funds	796	—
Subscriptions receivable, gross	—	2,728
See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Organization
NorthStar Real Estate Income Trust, Inc. (the "Company") was formed on January 26, 2009 and elected to qualify as a real estate investment trust ("REIT") beginning with the taxable year ended December 31, 2010. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate ("CRE") debt, securities and other select equity investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. CRE securities primarily consist of commercial mortgage-backed securities ("CMBS") and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities. The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the "Advisor") and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the business. The Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.
Substantially all business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar OP Holdings, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2013 and December 31, 2012. As the Company accepted subscriptions for shares, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of September 30, 2013, the Company's limited partnership interest in the Operating Partnership was 99.98%.
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
The Company initially registered to offer up to 100,000,000 shares pursuant to the primary offering (the "Primary Offering") and up to 10,526,315 shares pursuant to the distribution reinvestment plan (the "DRP") and are herein collectively referred to as the Offering. In April 2013, the board of directors of the Company authorized the reallocation of shares available from the DRP to the Primary Offering. The Primary Offering (including 7.6 million shares reallocated from the DRP, the "Total Primary Offering") was completed on July 1, 2013 and all of the shares initially registered for the Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to the DRP, the Company continues to offer shares beyond the Total Primary Offering.
From inception through November 12, 2013, the Company raised total gross proceeds of $1,142.1 million.
2. Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission.

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
The Company evaluates its CRE debt and securities, investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of September 30, 2013, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $30.3 million as of September 30, 2013. The Company's maximum exposure to loss as of September 30, 2013 would not exceed the carrying value of its investment. Based on management's analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company's financial statements as of September 30, 2013. The Company did not provide financial support to its unconsolidated VIE during the nine months ended September 30, 2013. As of September 30, 2013, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.

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
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments in joint ventures that own limited partnership interests in real estate private equity funds ("PE Investments"). PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. The Company records the change in fair value for its share of the projected future cash flow of PE Investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
The Company may account for investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there was one significant unconsolidated joint venture with respect to PE Investment I as of September 30, 2013. Refer to Note 4 for further disclosure.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of September 30, 2013, the Company did not have any CRE securities investments for which it elected the fair value option.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of September 30, 2013, the Company did not have any impaired CRE debt investments.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of September 30, 2013, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $6.7 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 11 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of September 30, 2013.
Other
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for complete disclosure of the Company's significant accounting policies.
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
3. Real Estate Debt Investments
The following table presents CRE debt investments, which were predominantly originated by the Company, as of September 30, 2013 (dollars in thousands):

				Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount(1)	Carrying Value(2)	Fixed Rate Loans	Spread over LIBOR Loans(3)	Total Unleveraged Current Yield
First mortgage loans	30	$962,272	$942,109	12.96%	6.08%	7.58%	94.7%
Mezzanine loans	2	118,500	118,635	11.50%	12.45%	12.28%	56.1%
Subordinate mortgage interests	1	33,250	33,250	13.11%	—%	13.11%	—%
Total/Weighted average	33	$1,114,022	$1,093,994	12.44%	6.52%	8.26%	87.6%
__________________________________________________________

(1)	Includes interest accretion, to the extent applicable, and future funding commitments of $21.8 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $726.7 million for Securitization Financing Transactions (including $42.6 million of cash pending investment) and $30.9 million for Term Loan Facilities (refer to Note 6). The remainder is unleveraged.

(3)	Most floating-rate loans are subject to a fixed minimum LIBOR rate ("LIBOR floor"). As of September 30, 2013, the weighted average LIBOR floor was 1.21%.
In April 2013, the Company, together with the Sponsor, originated a $255.0 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza Hotel ("Milford") located in the epicenter of Times Square, New York City. In addition, the investment includes an aggregate 35.0% interest in the Milford hotel and retail component of the hotel. Refer to Note 4 for further disclosure. Initially, the Company funded $89.3 million of the investment and the Sponsor funded the remaining $165.7 million.
In the third quarter 2013, the senior portion of the Milford loan was financed in Securitization 2013-1. The remainder of the Milford loan was retained by the Company, together with the Sponsor, and is held unleveraged in a general partnership

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

("Milford Loan JV"). Both the Company and the Sponsor are the general partners. The Sponsor is the designated partner. The Milford Loan JV is considered a voting interest entity and is not consolidated due to the substantive participating and kick-out rights held by the Company. The Company and the Sponsor each control their proportionate interest in the Milford Loan JV and initially pledged their interest to their respective loan facilities which were repaid upon Securitization 2013-1. Accordingly, the Company records its CRE debt investment on its consolidated balance sheet.
The following table presents CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2012 (dollars in thousands):

				Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount(1)	Carrying Value(2)	Fixed Rate Loans	Spread over LIBOR Loans (3)	Total Unleveraged Current Yield
First mortgage loans	18	$486,992	$476,717	13.25%	6.14%	8.22%	89.5%
Mezzanine loans	2	56,627	37,341	11.50%	10.00%	12.12%	8.2%
Total/Weighted average	20	$543,619	$514,058	12.47%	6.18%	8.50%	81.0%
__________________________________________________________

(1)	Includes interest accretion, to the extent applicable, and future funding commitments of $29.8 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $194.5 million for Securitization Financing Transactions and $197.6 million for Term Loan Facilities (refer to Note 6). The remainder is unleveraged.

(3)	All floating-rate loans are subject to a LIBOR floor. As of December 31, 2012, the weighted average LIBOR floor was 1.61%.
The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2013 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
October 1 - December 31, 2013	$64,480	$—
Years Ending December 31:
2014	180,027	52,000
2015	440,095	12,480
2016	283,100	246,012
2017	—	374,110
Thereafter	146,320	429,420
Total	$1,114,022	$1,114,022
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the related debt agreements.

As of September 30, 2013, the weighted average maturity including extensions of CRE debt investments is 4.4 years.

Credit Quality Monitoring
CRE debt investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity. The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as "performing." The Company will categorize a weaker credit quality debt investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called "performing with a loan loss reserve." The Company will categorize a weaker credit quality debt investment that is not performing, which the Company defines as a loan in maturity default and/or past due at least 90 days on its contractual debt service payments, as a non-performing loan ("NPL"). The Company's definition of an NPL may differ from that of other companies that track NPLs.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2013, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the nine months ended September 30, 2013, no CRE debt investment contributed more than 10.0% of interest income.
4. Investments in and Advances to Unconsolidated Ventures
Investments in Private Equity Funds
PE Investments are considered voting interest entities. They are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another.
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
Since the Company was contractually entitled to its proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date fund interests were transferred to PE Investment I, at the Initial Closing the Company recorded its proportional share of all distributions received since June 30, 2012. As of September 30, 2013, the carrying value of the investment in PE Investment I was $110.2 million. For the three and nine months ended September 30, 2013, the Company recognized $6.4 million and $15.6 million, respectively, of equity in earnings. For the nine months ended September 30, 2013, the Company received $31.3 million of net distributions and made $7.8 million of contributions related to PE Investment I. As of September 30, 2013, the Company's estimated future capital commitments to the fund interests in PE Investment I would be approximately $10.4 million.
The Company had one significant unconsolidated joint venture related to PE Investment I as of September 30, 2013. Summarized financial data for such unconsolidated joint venture for the six months ended June 30, 2013, which is the most recent financial information available from the underlying funds, included net investment income of $2.8 million, realized gains (losses) of $1.7 million and unrealized gains (losses) of $13.5 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
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
PE Investment II will pay $509.9 million to the Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the "Initial Amount"), and will pay the remaining $415.5 million, or 45.0% of the September 30, 2012 NAV (the "Deferred

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amount"), by the fourth year after the first day of the fiscal quarter following the closing date of each fund interest. The Company's share of the Initial Amount and the Deferred Amount represents $76.5 million and $62.3 million, respectively. The Company funded all of its proportionate share of the Initial Amount at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
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
The Company anticipates closing all of the fund interests by the end of 2013, subject to customary closing conditions, including third-party consents. For the three months ended September 30, 2013, the Company recognized $3.2 million of equity in earnings. For the three months ended September 30, 2013, the Company received $3.2 million of net distributions and made $0.9 million of contributions related to PE Investment II. As of September 30, 2013, the carrying value of the investment in PE Investment II was $77.4 million. As of September 30, 2013, the Company's estimated future capital commitments to the fund interests in PE Investment II would be approximately $8.3 million.
Other
In connection with the Milford loan, the Company and the Sponsor have an aggregate 35.0% interest in the Milford hotel and retail component of the hotel, of which the Company owns 35.0% and the Sponsor owns 65.0%. As of September 30, 2013, the carrying value of the investment was $0.2 million, which is included in deferred costs and other assets, net on the consolidated balance sheets. For the three and nine months ended September 30, 2013, the Company recognized $0.3 million and $0.4 million of equity in losses, respectively.
5. Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CRE securities (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
CMBS:	Number			Gain	(Loss)		Coupon(2)
September 30, 2013	8	$104,542	$53,114	$7,853	$(380)	$60,587	4.53%	9.07%
December 31, 2012	4	$30,575	$29,124	$458	$—	$29,582	5.39%	5.71%
________________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $17.8 million for the CMBS Facilities (refer to Note 6). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized gains in OCI for the three and nine months ended September 30, 2013 of $5.0 million and $7.0 million, respectively. The Company recorded unrealized gains in OCI for the three and nine months ended September 30, 2012 of $0.1 million and $0.3 million, respectively.
As of September 30, 2013, the weighted average contractual maturity of CRE securities was 34 years with an expected maturity of 7.8 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. Borrowings
The following table presents borrowings as of September 30, 2013 and December 31, 2012 (dollars in thousands):

				September 30, 2013		December 31, 2012
	Type	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1	Non-recourse	Aug-29	LIBOR + 2.68%	$382,700	$382,103	$—	$—
Securitization 2012-1	Non-recourse	Aug-29	LIBOR + 1.66%	124,659	124,647	124,659	124,491
Subtotal securitization bonds payable				507,359	506,750	124,659	124,491
Credit facilities
Loan Facility 1	Partial Recourse(2)	Feb-16(3)	N/A (4)	—	—	32,836	32,836
Loan Facility 2	Partial Recourse(5)	Jul-17(6)	N/A (7)	—	—	54,950	54,950
Loan Facility 3	Non-recourse	Jul-18(8)	5.24% (9)	16,638	16,638	26,850	26,850
Loan Facility 4	Partial Recourse(10)	Mar-18(11)	N/A (12)	—	—	—	—
CMBS Facilities	Recourse	(13)	1.58%	11,685	11,685	11,685	11,685
Subtotal credit facilities				28,323	28,323	126,321	126,321
Grand Total				$535,682	$535,073	$250,980	$250,812
_____________________________________________________

(1)	Represents the weighted average as of September 30, 2013.

(2)	Recourse solely with respect to 25.0% of "core" assets and 100% of "flex" assets, which may only represent 25.0% of the total credit facility, as such terms are defined in the governing documents.

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

(12)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%.

(13)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.
The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2013 (dollars in thousands):

	Total	Securitization Bonds Payable	Credit Facilities
October 1 - December 31, 2013	$11,685	$—	$11,685
Years Ending December 31:
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
Thereafter	523,997	507,359	16,638
Total	$535,682	$507,359	$28,323

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Securitization Financing Transactions
The Company entered into two securitization financing transactions, Securitization 2013-1 and Securitization 2012-1, collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and the Sponsor.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction ("Securitization 2013-1"). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed three additional CRE debt investments with a $63.7 million aggregate principal balance. The Sponsor transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. The Sponsor did not retain any interest in such senior loans. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.68%.  The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company's retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction ("Securitization 2012-1") collateralized by CRE debt investments originated by the Company and the Sponsor. The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, of which $129.5 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65.0% at a weighted average coupon of LIBOR plus 1.66%. The Company used the proceeds to repay $117.7 million of borrowings on its term loan facilities.
The Company and the Sponsor retained all of the below investment-grade securitization bonds in Securitization 2013-1. The retained equity interests of the Company and the Sponsor are held by a general partnership and both the Company and the Sponsor are the general partners ("Financing JV"). The Company evaluated both Securitization 2012-1 and the Financing JV under the VIE model and concluded that both entities were considered voting interest entities. The Company first determined that the retained equity interests and the issued senior beneficial interests represented variable interests in Securitization 2012-1. The Company then determined that the entities were not VIEs as the equity investors have the characteristics of a controlling financial interest and there is sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. The power to direct the activities most significant to economic performance is through the special servicer who has the ability to manage the assets that are delinquent or in default. The investment-grade bondholders have no control rights. Voting rights in both entities are in proportion to the economic interests. The retained equity interests in Securitization 2012-1 appoint the special servicer, providing the power to the equity investment at risk via voting rights held by the Financing JV. Furthermore, each of the partners retained the economic interests in its own loans as if the loans have been securitized on a stand-alone basis. All distributions on the retained equity interests occur after the investment-grade securitization bonds have received their contractual principal and interest payments. Shortfalls are borne by the retained equity interests and any losses will be absorbed first by the respective owner of such loans. Based on the preceding analysis, the Company concluded that the structures did not possess characteristics of a VIE and were voting interest entities.
The Sponsor was appointed special servicer of Securitization 2012-1 and is the designated member of the Financing JV. The entities are not consolidated due to the substantive participating and kick-out rights held by the Company. The transferred debt investments failed sale treatment under U.S. GAAP as the Company maintains effective control of its contributed assets. The Company records its CRE debt investments and securitization bonds payable on its consolidated balance sheets.
Term Loan Facilities
In February 2012, a subsidiary of the Company entered into a master repurchase and securities contract ("Loan Facility 1") of $100.0 million to finance the origination of CRE first mortgage loans. In connection with Loan Facility 1, the Company, together with the Operating Partnership, entered into a guaranty agreement, under which the Company and the Operating

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Partnership guarantee certain of the obligations under Loan Facility 1. Additionally, in connection with Loan Facility 1, the Operating Partnership provided a pledge and security agreement over its interests in the borrowing subsidiary of the Company. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. The Company has agreed to guarantee certain customary obligations under Loan Facility 1 if the Company or an affiliate of the Company engage in certain customary bad acts. Loan Facility 1 contains a liquidity covenant that requires the borrowing subsidiary of the Company to maintain at least $5.0 million and a maximum of $15.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 1.
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
As of September 30, 2013, the Company had $30.9 million principal amount of CRE debt investments, financed with $16.6 million under one term loan facility. The loan facilities are collectively herein referred to as Term Loan Facilities.
During the initial term, all of the Term Loan Facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of September 30, 2013, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements ("CMBS Facilities") to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of September 30, 2013, the Company had $16.6 million principal amount of CRE securities, financed with $11.7 million under its CMBS Facilities.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Organization and Offering Costs
The Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from the Total Primary Offering. The Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from the Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from the Total Primary Offering, the Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company's independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. The Company recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity. In addition, total underwriting compensation through the completion of the Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority.
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect operating costs include the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
Advisory Fees
Asset Management Fee
The Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition expenses and any financing attributable to such investments. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee incurred to the Advisor on

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company paid the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Total Primary Offering, all of which were reallowed to participating broker-dealers. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Total Primary Offering, a portion of which was reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and nine months ended September 30, 2013 and 2012 and the due to related party as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to related party as of
						September 30, 2013	December 31, 2012
Type of Fee or Reimbursement	Financial Statement Location	2013	2012	2013	2012
Organization and offering costs
Organization	General and administrative expenses	$—	$87	$62	$357	$—	$113
Offering	Cost of capital(1)	483	1,658	2,989	3,413	—	2,151
Operating costs(2)	General and administrative expenses	2,568	748	6,392	1,823	2,525	523
Advisory fees
Asset management	Advisory fees—related party	4,165	1,134	9,068	1,952	1,450	559
Acquisition(3)	Real estate debt investments, net / Advisory fees—related party	2,334	508	7,657	3,085	—	—
Disposition(3)	Real estate debt investments, net	162	—	177	—	—	24
Selling commissions /Dealer manager fees	Cost of capital(1)	—	12,214	49,511	28,291	—	—
Total(4)						$3,975	$3,370
___________________________________________________

(1)	Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.

(2)	As of September 30, 2013, the Advisor incurred unreimbursed operating costs on behalf of the Company and $5.7 million is still allocable.

(3)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to PE Investments are included in advisory fees—related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2013, the Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

(4)	Due to related party includes $0.8 million primarily related to Securitization 2013-1 as of September 30, 2013 and $11.8 million related to PE Investment I as of December 31, 2012.
Sponsor Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended (the "Distribution Support Agreement"), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company's common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. In April 2012, the Distribution Support Agreement was extended until July 2013. For the three and nine months ended September 30, 2013, the Sponsor was not required to purchase shares in connection with the Distribution Support Agreement. For the three and nine months ended September 30, 2012, the Sponsor purchased 41,956 and 0.3 million shares, respectively, of the Company's common stock for $0.4 million and $2.3 million, respectively. From inception through the expiration of the Distribution Support Agreement, the Sponsor purchased 0.5 million shares for $4.6 million.
Securitization 2012-1
The Company entered into an agreement with the Sponsor that provides that both the Company and the Sponsor receive the economic benefit and bear the economic risk associated with the investments the Company and the Sponsor each contributed

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

into Securitization 2012-1. In both cases, the respective retained equity interest of the Company and the Sponsor is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of the Company or the Sponsor. In the event that either the Company or the Sponsor suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by the Company or the Sponsor, as the case may be, prior to the investment-grade bondholders of Securitization 2012-1. An affiliate of the Sponsor was named special servicer for Securitization 2012-1.
Securitization 2013-1
In August 2013, the Company closed Securitization 2013-1. The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. The Sponsor transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. The Sponsor did not retain any interest in such senior loans. An affiliate of the Sponsor was named special servicer of Securitization 2013-1.
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
8. Equity-Based Compensation
Each of the Company's three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering. Then in connection with their re-election to the board of directors, each of the Company's independent directors received: (i) 2,500 shares in June 2010 and 2011; and (ii) 3,500 shares in June 2013. The restricted stock granted prior to 2013 generally vests over four years and the restricted stock granted in 2013 generally vests over two years; provided, however, that the restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director's service as a director due to his or her death or disability; or (ii) a change in control of the Company. Total equity-based compensation cost recognized in connection with the granting of the restricted stock is $0.4 million, which is recorded in general and administrative expenses ratably over the applicable vesting period.
For the three and nine months ended September 30, 2013, the Company recognized $28,688 and $64,931 of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company recognized $16,875 and $43,265 of equity-based compensation expense, respectively, which was recorded in general and administrative expenses in the consolidated statements of operations.
9. Stockholders' Equity
Common Stock
For the nine months ended September 30, 2013, the Company issued 51.5 million shares of common stock in connection with the Total Primary Offering, generating gross proceeds of $512.8 million. For the year ended December 31, 2012, the Company issued 43.4 million shares of common stock pursuant to its Total Primary Offering, generating gross proceeds of $433.0 million. From inception through the completion of the Total Primary Offering on July 1, 2013, the Company issued 107.6 million shares of common stock, generating gross proceeds from the Total Primary Offering of $1,072.9 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its offering stage which ended on July 1, 2013. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days' notice to participants.
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. On July 1, 2013, the Company completed the Total Primary Offering and all of the shares initially registered were issued. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the nine months ended September 30, 2013, the Company issued 2.4 million shares totaling $22.4 million of proceeds pursuant to the DRP. For the year ended December 31, 2012, the Company issued 1.1 million shares totaling $10.3 million of proceeds pursuant to the DRP. From inception through September 30, 2013, the Company issued 3.6 million shares totaling $34.3 million of proceeds pursuant to the DRP. As of November 12, 2013, 13.6 million shares were available to be issued pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002185792 per share, which is equivalent to an annual distribution rate of 8.0%. The following table presents distributions declared for the nine months ended September 30, 2013 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$2,441	$1,795	$4,236
February	2,378	1,778	4,156
March	2,909	2,163	5,072
April	3,173	2,352	5,525
May	3,620	2,751	6,371
June	3,901	3,067	6,968
July	4,265	3,421	7,686
August	4,259	3,441	7,700
September	4,120	3,351	7,471
_________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the "Share Repurchase Program"). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or disability, if the disability is deemed qualifying by the board of directors of the Company, in its sole discretion, and after receiving written notice from the stockholder or the stockholder's estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. For the nine months ended September 30, 2013, the Company repurchased 0.4 million shares of common stock for a total of $3.9 million at an average price of $9.59 per share. For the year ended December 31, 2012, the Company repurchased 0.1 million shares of common stock for a total of $1.4 million at an average price of $9.69 per share. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the nine months ended September 30, 2013 and the year ended December 31, 2012, there were no unfulfilled repurchase requests.

10. Non-controlling Interests
Operating Partnership
Non-controlling interests represent the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners' ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2013 and 2012 was an immaterial amount.
11. Fair Value
Fair Value Measurement
The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
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
Investments in Private Equity Funds
The Company accounts for PE Investments at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the funds and discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy. The Company is not using the NAV (practical expedient) of the underlying funds for purposes of determining fair value.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset type:
Investments in private equity funds	$—	$—	$187,636	$187,636	$—	$—	$—	$—
Real estate securities, available for sale	—	60,587	—	60,587	—	29,582	—	29,582
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of September 30, 2013 for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

Beginning balance	$—
Purchases/contributions	203,347
Distributions	(34,534)
Equity in earnings	18,823
Unrealized gains (losses)	—
Ending balance	$187,636
For the nine months ended September 30, 2013, quantitative information about the Company's Level 3 fair value measurements on a recurring basis are as follows:

	Fair Value	Valuation Technique	Key Unobservable Inputs	Range
PE Investments	$187,636	Discounted Cash Flow Model	Discount Rate	17% - 23%
As of September 30, 2013 and December 31, 2012, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.
For the three and nine months ended September 30, 2013, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. For the three months ended September 30, 2012, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. For the nine months ended September 30, 2012, the Company recognized unrealized gains (losses) of ($2.5) million for financial assets for which the fair value option was elected. These amounts are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
Fair Value Option
The Company has historically elected not to apply the fair value option for the financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, the Company elected the fair value option because management believes it is a more useful presentation for such investments, as the Company determined recording equity in earnings (losses) from PE Investments based

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of PE Investments.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013				December 31, 2012
	Principal Amount		Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,092,201	(2)	$1,093,994	$1,092,201	$513,833	$514,058	$513,833
Real estate securities, available for sale(3)	104,542		60,587	60,587	30,575	29,582	29,582
Financial liabilities:(1)
Securitization bonds payable	$507,359		$506,750	$507,025	$124,659	$124,491	$124,862
Credit facilities	28,323		28,323	28,323	126,321	126,321	126,321
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $21.8 million.

(3)	Refer to the "Determination of Fair Value" above for disclosure of methodologies used to determine fair value.
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
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment but not to exceed principal amount. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
Securitization Bonds Payable
Securitization bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.
Credit Facilities
The Company has amounts outstanding under three credit facilities all of which bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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

•
The CRE equity business includes other select equity investments, including indirect investments in real estate through joint ventures owning limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, diversified by property type and geography. Since the underlying collateral in the funds is primarily real estate, the Company categorizes PE Investments as equity investments. The CRE equity business may also include direct ownership in real estate and select real estate assets that may or may not be structurally senior to a third-party partner's equity.

•	The CRE securities business is focused on investing in and asset managing CRE securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.
The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios and from equity in earnings of unconsolidated ventures, including from PE Investments. The Company's income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments that generate attractive returns without any leverage.
The following tables present segment reporting for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

Three Months Ended September 30, 2013	Real Estate Debt	Equity Interests	Real Estate Securities	Corporate(1)	Total
Net interest income
Interest income	$22,928	$—	$1,475	$—	$24,403
Interest expense	4,094	—	42	—	4,136
Net interest income	18,834	—	1,433	—	20,267
Expenses	190	1,417	—	6,710	8,317
Income (loss) from operations	18,644	(1,417)	1,433	(6,710)	11,950
Equity in earnings (losses) of unconsolidated ventures	(280)	9,601	—	—	9,321
Net income (loss)	$18,364	$8,184	$1,433	$(6,710)	$21,271

Three Months Ended September 30, 2012	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net interest income
Interest income	$7,736	$102	$—	$7,838
Interest expense	1,066	—	—	1,066
Net interest income	6,670	102	—	6,772
Expenses	79	16	1,986	2,081
Income (loss) from operations	6,591	86	(1,986)	4,691
Net income (loss)	$6,591	$86	$(1,986)	$4,691

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2013	Real Estate Debt	Equity Interests	Real Estate Securities	Corporate(1)	Total
Net interest income
Interest income	$49,390	$—	$3,871	$—	$53,261
Interest expense	9,806	—	131	—	9,937
Net interest income	39,584	—	3,740	—	43,324
Expenses	340	3,696	14	15,487	19,537
Income (loss) from operations	39,244	(3,696)	3,726	(15,487)	23,787
Equity in earnings (losses) of unconsolidated ventures	(460)	18,823	—	—	18,363
Net income (loss)	$38,784	$15,127	$3,726	$(15,487)	$42,150

Nine Months Ended September 30, 2012	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net interest income
Interest income	$14,126	$985	$—	$15,111
Interest expense	1,241	439	—	1,680
Net interest income	12,885	546	—	13,431
Expenses	102	16	4,175	4,293
Income (loss) from operations	12,783	530	(4,175)	9,138
Realized gain (loss) on investments and other	—	3,028	—	3,028
Unrealized gains (losses) on investments and other	—	(2,457)	—	(2,457)
Net income (loss)	$12,783	$1,101	$(4,175)	$9,709
_________________________________________________

(1)	Includes unallocated advisory fees—related party and general and administrative expenses.
The following table presents total assets by segment as of September 30, 2013 and December 31, 2012 (dollars in thousands):

Total Assets	Real Estate Debt	Equity Interests	Real Estate Securities	Corporate(1)	Total
September 30, 2013	$1,344,904	$187,897	$60,974	$120,606	$1,714,381
December 31, 2012	$617,705	$—	$29,712	$212,521	$859,938
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.
13. Subsequent Events
Distribution Reinvestment Plan
For the period from October 1, 2013 through November 12, 2013, the Company issued 0.7 million shares pursuant to the DRP raising proceeds of $6.8 million. As of November 12, 2013, 13.6 million shares were available to be issued pursuant to the DRP.
Distributions
On November 5, 2013, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended March 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
Share Repurchases
For the period from October 1, 2013 through November 12, 2013, the Company repurchased 0.2 million shares for a total of $1.8 million or a weighted average price of $9.60 per share under the Share Repurchase Program.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing
In October 2013, the Company bifurcated a first mortgage loan with a principal amount of $104.5 million into a senior loan of $46.5 million and a mezzanine loan of $58.0 million. The Company sold the senior loan to an unaffiliated third party thereby creating permanent financing for the retained mezzanine loan.

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
Introduction
We are an externally managed commercial real estate, or CRE, finance and investment company formed primarily to originate, acquire and asset manage a diversified portfolio of CRE debt, securities and other select equity investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through NorthStar Real Estate Income Trust Operating Partnership, LP, of which we are the sole general partner. We are externally managed by NS Real Estate Income Trust Advisor, LLC, or our Advisor, who is an affiliate of NorthStar Realty Finance Corp., or our Sponsor, and we have no employees. Our Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003. Our primary business lines are as follows:

•
Commercial Real Estate Debt—Our CRE debt business is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

•
Other Select Commercial Real Estate Equity Investments—Our CRE equity business includes our indirect investments in real estate through joint ventures owning limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, or PE Investments, diversified by property type and geography. Since the underlying collateral in the funds is primarily real estate, we categorize PE Investments as equity investments. The CRE equity business may also include direct ownership in real estate and select real estate assets that may or may not be structurally senior to a third-party partner's equity.

•
Commercial Real Estate Securities—Our CRE securities business is focused on investing in and asset managing CRE securities primarily consisting of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO notes and other securities.

We believe that these businesses are complementary to each other due to overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.
We initially registered to offer up to 100,000,000 shares pursuant to the primary offering, or our Primary Offering, and up to 10,526,315 shares pursuant to the distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to our DRP, we continue to offer shares beyond our Total Primary Offering.
From inception through November 12, 2013, we raised total gross proceeds of $1,142.1 million and invested substantially all of our proceeds.
We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.

Our Investments
The following table presents our investments as of September 30, 2013 (dollars in thousands):

Asset Type:	Number	Principal Amount	Carrying Value	% of Principal Amount
CRE Debt
First mortgage loans	30	$962,272	$942,109	65.5%
Mezzanine loans	2	118,500	118,635	8.1%
Subordinate mortgage interests	1	33,250	33,250	2.3%
Total CRE Debt	33	1,114,022	1,093,994	75.9%
Equity Interests
PE Investment I	1	110,233	110,233	7.5%
PE Investment II (1)	1	139,728	77,403	9.5%
Total Equity Interests	2	249,961	187,636	17.0%
CRE Securities
CMBS	8	104,542	60,587	7.1%
Total CRE Securities	8	104,542	60,587	7.1%
Total/Weighted average	43	$1,468,525	$1,342,217	100.0%
___________________________________________________

(1)	Includes the initial and deferred amount of PE Investment II.
For financial information regarding our reportable segments, refer to "Note 12. Segment Reporting" in our accompanying Consolidated Financial Statements included in Item 1. "Financial Statements."
Real Estate Debt
As of September 30, 2013, $1,114.0 million, or 75.9%, of our assets were invested in CRE debt. As of September 30, 2013, our CRE debt investments consisted of 33 loans and had an average investment size of $33.8 million. The weighted average extended maturity of our CRE debt portfolio is 4.4 years.
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

The following table presents our CRE debt investments (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate Loans	Spread over LIBOR Loans(4)	Total Unleveraged Current Yield
First mortgage loans	30	$962,272	$942,109	86.4%	12.96%	6.08%	7.58%	94.7%
Mezzanine loans	2	118,500	118,635	10.6%	11.50%	12.45%	12.28%	56.1%
Subordinate mortgage interests	1	33,250	33,250	3.0%	13.11%	—%	13.11%	—%
Total/Weighted average	33	$1,114,022	$1,093,994	100.0%	12.44%	6.52%	8.26%	87.6%
___________________________________________________

(1)	Includes interest accretion, to the extent applicable, and future funding commitments of $21.8 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $726.7 million for Securitization Financing Transactions (including $42.6 million of cash pending investment) and $30.9 million for Term Loan Facilities (refer to "Liquidity and Capital Resources"). The remainder is unleveraged.

(3)	Based on principal amount.

(4)	All floating-rate loans are subject to a fixed minimum LIBOR rate, or LIBOR floor. As of September 30, 2013, the weighted average LIBOR floor was 1.21%.
The following presents our CRE debt portfolio's diversity across property type and geographic location based on principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

PE Investments
As of September 30, 2013, $250.0 million, or 17.0%, of our assets were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.
PE Investment I
In February 2013, we completed the initial closing of our first joint venture owning limited partnership interests in real estate funds managed by institutional-quality sponsors, or PE Investment I. We, together with our Sponsor, have an ownership interest in PE Investment I of 51.0%, of which we own 29.5% and our Sponsor owns 70.5%.

The following tables present a summary of PE Investment I (dollars in millions):

Total PE Investment I(1)		Our Proportionate Share of PE Investment I
			September 30, 2013
Number of funds	47		Three Months	Nine Months
Number of general partners	25		Ended	Ended
June 30, 2012 NAV as a percentage of net cost(2)	66%	Income	$6.4	$15.6
Reported NAV growth (June 30, 2012 to June 30, 2013)	10.2%	Return of capital	1.1	15.7
Underlying assets, at cost	$22,250	Total distributions(4)	7.5	31.3
Implied leverage(3)	53%	Contributions	0.3	7.8
Expected remaining future capital contributions as of September 30, 2013	$10.4	Net	$7.2	$23.5
_________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2013, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received, excluding any distributions in excess of contributions for funds representing 4.0% of reported NAV.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	Net of a $1.2 million reserve for taxes.
The following presents the underlying fund interests in PE Investment I by investment type and geographic location based on net asset value, or NAV, as of June 30, 2013:

PE Investment I by Underlying Investment Type(1)	PE Investment I by Underlying Geographic Location(1)

_____________________________________________________________________

(1)	Based on individual fund financial statements.
PE Investment II
On July 3, 2013, we completed the initial closing of our second joint venture owning limited partnership interests in real estate private equity funds, or PE Investment II. We, together with our Sponsor and funds managed by Goldman Sachs Asset Management, or the Vintage Funds, entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law, to acquire limited partnership interests in up to 25 real estate private equity funds with an aggregate reported NAV of approximately $925.4 million as of September 30, 2012. We, our Sponsor and the Vintage Funds each have an ownership interest in PE Investment II of 15.0%, 70.0% and 15.0%, respectively. We anticipate closing all of the fund interests by the end of 2013, subject to customary closing conditions, including third-party consents.
PE Investment II will pay $509.9 million to the seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $415.5 million, or 45.0% of the September 30, 2012 NAV, or the Deferred Amount, by the fourth year after the first day of the fiscal quarter following the closing date. We funded all of our proportionate share of the Initial Amount at the initial closing. Our share of the Initial Amount and the Deferred Amount represents $76.5 million and $62.3 million, respectively.
PE Investment II is entitled to receive all cash distributions from September 30, 2012 through the closing of each fund interest and is obligated to fund all capital contributions from September 30, 2012.

The following table presents the expected fund interests in PE Investment II (dollars in millions):

Total PE Investment II(1)		Our Proportionate Share of PE Investment II
			Three Months
			Ended
Number of funds	25		September 30,
Number of general partners	16		2013
September 30, 2012 NAV as a percentage of net cost(2)	70.6%	Income	$3.2
Reported annualized NAV growth (September 30, 2012 to June 30, 2013)	9.0%	Return of capital	—
Underlying assets, at cost	$28,400	Total distributions(4)	3.2
Implied leverage(3)	37.5%	Contributions (4)	0.9
Expected remaining future capital contributions as of September 30, 2013	$8.3	Net	$2.3
____________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2013, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)
Due to the timing of the closing of fund interests, contributions and distributions are recorded based on the period of settlement and may not represent the period such contributions and distributions were made at the underlying fund.

The following presents the underlying fund interests in PE Investment II by investment type and geographic location based on NAV as of June 30, 2013:

PE Investment II by Underlying Investment Type(1)	PE Investment II by Underlying Geographic Location(1)

_________________________________

(1)	Based on individual fund financial statements.
Real Estate Securities
As of September 30, 2013, $104.5 million, or 7.1%, of our assets were invested in CRE securities. As of September 30, 2013, our CRE securities consisted of eight CMBS investments and our average investment size was $13.1 million. As of September 30, 2013, the weighted average expected maturity of our CMBS was 7.8 years.
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
Sources of Operating Revenues and Cash Flows
We generate revenue from net interest income on our CRE debt and securities investments. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also seek to acquire investments which generate attractive returns without any leverage.

Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see "Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations" for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45.0 billion and $57.0 billion in non-agency CMBS issuance that was completed in 2012 and the nine months ended September 30, 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on when the Federal Reserve may begin to taper its stimulus efforts and this potential for change in policy led to and may continue in the future result in an increase in interest rates on U.S. government bonds and interest rates more generally.
The commercial real estate markets continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, debt ceiling, gridlock, Federal Reserve policy on stimulus and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of CRE debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
The capital markets began opening up for us and our Sponsor in 2012 as evidenced by our securitization financing transactions in November 2012, or Securitization 2012-1, and August 2013, or Securitization 2013-1, collectively Securitization Financing Transactions. Refer to "Financing Strategy" for additional details. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $77.0 billion of non-agency CMBS issuance in 2013.
Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. The degree to which commercial real estate values improve going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues. In addition, our originations and acquisitions of CRE debt, securities and other select equity investments will reflect valuations that have already adjusted to post-recession pricing. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in commercial real estate fundamentals.
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
Our CRE debt business generally lends and borrows based on a spread to LIBOR. As a result, increasing LIBOR should increase the net interest earned from our CRE debt investments. However, all our CRE debt originations have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors. The degree in which rates will increase is driven in a significant part by the actions of the Federal Reserve.
Our Strategy
Our primary business objectives are to originate and acquire real estate‑related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distribution and provide downside protection to our stockholders. Many of our CRE debt investments are considered transitional in nature because the borrower has a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. From inception through November 12, 2013, we raised total gross proceeds of $1,142.1 million. We also entered into four term loan facilities with an aggregate of up to $490.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and two CMBS facilities to make new investments in CMBS, or our CMBS Facilities. In November 2012 and August 2013, we closed Securitization Financing Transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities.
From inception through November 12, 2013, we invested in 36 loans, which were predominantly originated by us, with an aggregate principal amount of $1,155.8 million, invested $194.5 million of equity in PE Investments and acquired ten CMBS for $83.8 million, including CMBS acquired from our Merger Transaction. As of November 12, 2013, our portfolio generated a current yield on invested equity of 8.1%, net of expenses and including uninvested cash (our portfolio generated a 14.8% current yield on invested equity before expenses and excluding uninvested cash). There is no assurance we will realize the expected returns on invested equity over the term of these investments.  Our actual return on invested equity could vary significantly from our expectations.
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
In February 2012, we began using credit facilities provided by major financial institutions to partially finance new investments. Our credit facilities currently include four secured Term Loan Facilities that provide for an aggregate of up to $490.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS, collectively our Credit Facilities. In November 2012 and August 2013, we closed our Securitization Financing Transactions, which provides permanent, non-recourse, non-mark-to-market financing for our debt investments that were previously financed on our Term Loan Facilities. As of November 12, 2013, we had $507.4 million issued as part of Securitization Financing Transactions, $16.6 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We have $473.4 million of available borrowing under our Term Loan Facilities. Refer to "Liquidity and Capital Resources" for further disclosure regarding Securitization Financing Transactions.
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
Each of our debt investments, while primarily backed by CRE collateral, is unique and requires customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral. Further, many of our debt investments are considered transitional in nature because the borrower has a business plan to re-position, re-develop or otherwise lease-up the property in order to improve the collateral. At the time of origination, the underlying property may not be sufficient to support current debt service payments. As a result, we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. We also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason.
As of September 30, 2013, all of our CRE debt investments were performing in accordance with the contractual terms of their governing documents. However, there can be no assurance that these loans will continue to perform in accordance with the contractual terms of the governing documents and we may, in the future, record loan loss reserves if required for these loans.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us and our subsidiaries, variable interest entities, or VIEs, where we are the primary beneficiary, if any, and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
We evaluate our CRE debt and securities, investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
We perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.

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
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for PE Investments. PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. We record the change in fair value for our share of the projected future cash flow of PE Investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
We may account for investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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
Fair Value Measurement
The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded at fair value on our consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1. Quoted prices for identical assets or liabilities in an active market.
Level 2. Financial assets and liabilities whose values are based on the following:
(a)Quoted prices for similar assets or liabilities in active markets.
(b)Quoted prices for identical or similar assets or liabilities in non-active markets.
(c)Pricing models whose inputs are observable for substantially the full term of the asset or liability.

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3. Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as our knowledge and experience of the market.
We generally obtain at least one quote from a pricing service or broker for each security. Furthermore, in limited circumstances, we may use internal pricing models to establish arm's length prices. Generally, the quote from the pricing service is used to determine fair value for the securities. The quotes are not adjusted. The pricing service uses market-based measurements based on valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including prices for similar assets, benchmark yield curves and market corroborated inputs such as contractual terms, discount rates for similar securities and credit (such as credit support and delinquency rates). We believe such broker quote is generally based on a market transaction of comparable securities.

To determine the fair value used in the financial statements, we maintain a comprehensive quarterly process that includes a valuation committee comprised of senior members of our Advisor's investment and accounting teams that is designed to enable management to ensure the prices used are representative of fair value and the instruments are properly classified pursuant to the fair value hierarchy.

Initially, we review the prices at quarter end to ensure current market conditions are fairly presented. We then perform a variety of analyses to ensure the quotes are in a range which we believe to be representative of fair value and to validate the quotes obtained and used in determining the ultimate value used in the financial statements. At the portfolio level, we evaluate the overall change in fair value versus the overall change in the market. We review significant changes in fair value for individual instruments, both positive and negative, from the prior period. We perform back testing on any securities sold to validate the quotes used for the prior quarter. Where multiple quotes are available, we evaluate any large variance between the high and low price. We obtain any available market data that provides insight into the price through recent or comparable security trades, multiple broker bids and other pertinent information. This data may be available through the pricing service or based on data directly available to us. If as part of any of these processes, we are aware of data which we believe better supports the fair value, we challenge the quote provided by either the pricing service or broker. Any discrepancy identified from our processes are reviewed and resolved. The valuation committee approves the final prices. We believe these procedures are designed to enable us to estimate fair value.

Once we determine fair value, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with U.S. GAAP through our understanding of the valuation methodologies used by the pricing service via discussion with representatives of the pricing service and review of any documentation describing its valuation methodology.

Generally, when fair value is based on the pricing service or multiple broker quotes, we believe, based on our analysis, such quotes are based on observable inputs and are therefore classified as Level 2. Where the price is based on either a single broker quote or an internal pricing model, we generally consider such price to be based on less observable data and therefore classify such instruments as Level 3.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (loss), or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of September 30, 2013, we did not have any CRE securities investments for which we elected the fair value option.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.

Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of September 30, 2013, we did not have any impaired CRE debt investments.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Other
Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a complete discussion of our critical accounting policies.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under accounting principles generally accepted in the United States, or U.S. GAAP, to provide additional detail about those amounts. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended September 30, 2013 to September 30, 2012 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$24,403	$7,838	$16,565	211.3%
Interest expense	4,136	1,066	3,070	288.0%
Net interest income	20,267	6,772	13,495	199.3%
Expenses
Advisory fees—related party	5,556	1,134	4,422	389.9%
General and administrative expenses	2,761	947	1,814	191.6%
Total expenses	8,317	2,081	6,236	299.7%
Income (loss) from operations	11,950	4,691	7,259	154.7%
Equity in earnings (losses) of unconsolidated ventures	9,321	—	9,321	100.0%
Net income (loss)	$21,271	$4,691	$16,580	353.4%
Net Interest Income
Net interest income is generated on our interest-earning assets and related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$1,009,945	$22,928	9.08%	$331,922	$7,736	9.32%
CRE securities	52,979	1,475	11.14%	2,904	102	14.08%
	$1,062,924	$24,403	9.18%	$334,826	$7,838	9.36%
Interest-bearing liabilities:
Credit facilities	$127,097	$1,734	5.46%	$109,810	$1,066	3.88%
Securitization bonds payable	316,009	2,402	3.04%	—	—	—
	$443,106	$4,136	3.73%	$109,810	$1,066	3.88%
Net interest income		$20,267			$6,772
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or discount and deferred fees.

(3)	Calculated based on annualized interest income or expense divided by average carrying value.
Interest income increased $16.6 million, primarily attributable to increased investment activity.
Interest expense increased $3.1 million, primarily attributable to Securitization Financing Transactions and borrowings on our Credit Facilities.
Expenses
Advisory Fees—Related Party
Advisory fees—related party increased $4.4 million related to increased capital raising and investment activity.

General and Administrative
General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. The increase was primarily attributable to an increase in capital raising and investment activity.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings related to PE Investments was $9.6 million offset by a $0.3 million loss from our equity investment in the Milford hotel and retail component of the hotel.
Comparison of the Nine Months Ended September 30, 2013 to September 30, 2012 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$53,261	$15,111	$38,150	252.5%
Interest expense	9,937	1,680	8,257	491.5%
Net interest income	43,324	13,431	29,893	222.6%
Expenses
Advisory fees—related party	11,744	1,952	9,792	501.6%
Transaction costs	994	—	994	100.0%
General and administrative expenses	6,799	2,341	4,458	190.4%
Total expenses	19,537	4,293	15,244	355.1%
Income (loss) from operations	23,787	9,138	14,649	160.3%
Equity in earnings (losses) of unconsolidated ventures	18,363	—	18,363	100.0%
Realized gain (loss) on investments and other	—	3,028	(3,028)	(100.0)%
Unrealized gain (loss) on investments and other	—	(2,457)	2,457	(100.0)%
Net income (loss)	$42,150	$9,709	$32,441	334.1%

Net Interest Income
Net interest income is generated on our interest-earning assets and related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$789,581	$49,390	8.34%	$208,817	$14,126	9.02%
CRE securities	46,920	3,871	11.00%	17,550	985	7.48%
	$836,501	$53,261	8.49%	$226,367	$15,111	8.90%
Interest-bearing liabilities:
Credit facilities	$140,221	$5,469	5.20%	$54,905	$1,241	3.01%
Securitization bonds payable	220,334	4,468	2.70%	—	—	—
Secured term loans	—	—	—	12,031	439	4.86%
	$360,555	$9,937	3.67%	$66,936	$1,680	3.35%
Net interest income		$43,324			$13,431
_________________________________________________

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
Interest income increased $38.2 million, primarily attributable to increased investment activity.
Interest expense increased $8.3 million, primarily attributable to Securitization Financing Transactions and borrowings on our Credit Facilities.
Expenses
Advisory Fees—Related Party
Advisory fees—related party increased $9.8 million related to increased capital raising and investment activity.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. For the nine months ended September 30, 2013, transaction costs represented $1.0 million related to PE Investments.
General and Administrative
General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. The increase was primarily attributable to an increase in capital raising and investment activity.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings related to PE Investments was $18.8 million offset by a $0.4 million loss from our equity investment in the Milford hotel and retail component of the hotel.
Realized Gain (Loss) on Investments and Other
The realized gains recorded in the nine months ended September 30, 2012 related to the sale of two CRE securities.
Unrealized Gain (Loss) on Investments and Other
Unrealized gain in 2012 related to the change in fair value on two CRE securities for which the fair value option was elected.

Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Subsequent to the completion of our Primary Offering, our capital sources may include cash flow provided by operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities and other term borrowings and proceeds from our DRP.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments. We expect to be able to execute similar transactions to finance our newly originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of November 12, 2013, we have $726.0 million principal amount of CRE debt investments financed with $507.4 million of securitization bonds.
Securitization 2013-1
In August 2013, we closed our $531.5 million Securitization 2013-1. We, through our subsidiaries, initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount and our Sponsor, through its subsidiaries, transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. Our Sponsor did not retain any interest in such senior loans. Subsequent to the closing of Securitization 2013-1, we contributed three additional CRE debt investments with a $63.7 million aggregate principal balance. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.68%. We retained all of the below investment-grade securitization bonds in Securitization 2013-1. Securitization 2013-1 requires that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test, (both as defined in the indenture) in order for us to receive regular cash flow distributions and defaults in our CRE debt investments, among other things, can negatively impact the OC and IC tests. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the investment-grade securitization bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our distributions and affect compliance with REIT requirements. We do not have similar requirements in Securitization 2012-1.
The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to September 30, 2013 (in thousands).

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to September 30, 2013	91,431	1,113
While our Advisor devotes a significant amount of resources to managing our existing investments, maintaining compliance with these tests is not a certainty.
Securitization 2012-1
In November 2012, we closed our Securitization 2012-1 which was collateralized by $351.4 million of directly originated CRE debt by us and our Sponsor. We, through our subsidiaries, contributed nine CRE debt investments with a $199.2 million aggregate principal amount to our Securitization 2012-1 and our Sponsor, through its subsidiaries, contributed five CRE debt investments with a $152.2 million aggregate principal amount. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued. We and our Sponsor retained all of the below investment-grade securitization bonds in Securitization 2012-1.
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

Offering
From inception through November 12, 2013, we raised gross proceeds of $1,142.1 million.
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
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments. As of September 30, 2013, our leverage as a percentage of our cost of investments was 40.0% and is well below the maximum allowed by our charter.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor and NorthStar Realty Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering expenses through the completion of our Total Primary Offering was approximately 10.7% of total proceeds raised from our Total Primary Offering, below the 15.0% maximum allowed. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors including a majority of our independent directors. Effective July 19, 2013, the advisory agreement was renewed for one year to July 18, 2014.
Cash Flows
Nine Months Ended September 30, 2013 Compared to September 30, 2012
Net cash provided by operating activities for the nine months ended September 30, 2013 was $46.8 million compared to $7.5 million for the nine months ended September 30, 2012. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity and distributions from PE Investments offset by fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses related to our business.
Net cash used in investing activities for the nine months ended September 30, 2013 was $791.2 million compared to $251.9 million for the nine months ended September 30, 2012. Net cash used in investing activities for the nine months ended September 30, 2013 related to the origination of 11 CRE debt investments, acquisition of three CRE debt investments, acquisition of four CRE securities and PE Investments. Net cash used in investing activities for the nine months ended September 30, 2012 related to the origination of 11 CRE debt investments offset by the sale of two CRE securities.
Net cash provided by financing activities for the nine months ended September 30, 2013 was $662.6 million compared to $366.6 million for the nine months ended September 30, 2012. Net cash provided by financing activities in 2013 related to the net proceeds from the issuance of common stock through our Offering, net proceeds from Securitization 2013-1, net borrowings under our Credit Facilities, offset by distributions paid on our common stock, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities in 2012 related to the net proceeds from the issuance of common stock through our Offering and borrowings under our Credit Facilities offset by distributions paid on our common stock, repayment of secured term loans, share repurchases and the payment of deferred financing costs.
Off-Balance Sheet Arrangements
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
Organization and Offering Costs
Our Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We were obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from our Total Primary Offering. Our Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from our Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from our Total Primary Offering, we incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company's independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. We recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity. In addition, total underwriting compensation through the completion of our Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority.
Operating Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect operating costs include our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Advisory Fees
Asset Management Fee
Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to such investments. An acquisition fee paid to our Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee incurred to our Advisor on CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, we paid our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Total Primary Offering, all of which were reallowed to participating broker-dealers. In addition, we paid our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Total Primary Offering, a portion of which was reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three and nine months ended September 30, 2013 and 2012 and the due to related party as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to related party as of
						September 30, 2013	December 31, 2012
Type of Fee or Reimbursement	Financial Statement Location	2013	2012	2013	2012
Organization and offering costs
Organization	General and administrative expenses	$—	$87	$62	$357	$—	$113
Offering	Cost of capital(1)	483	1,658	2,989	3,413	—	2,151
Operating costs(2)	General and administrative expenses	2,568	748	6,392	1,823	2,525	523
Advisory fees
Asset management	Advisory fees—related party	4,165	1,134	9,068	1,952	1,450	559
Acquisition(3)	Real estate debt investments, net / Advisory fees—related party	2,334	508	7,657	3,085	—	—
Disposition(3)	Real estate debt investments, net	162	—	177	—	—	24
Selling commissions / Dealer manager fees	Cost of capital(1)	—	12,214	49,511	28,291	—	—
Total(4)						$3,975	$3,370
___________________________________

(1)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(2)	As of September 30, 2013, our Advisor incurred unreimbursed operating costs on our behalf and $5.7 million is still allocable.

(3)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to PE Investments are included in advisory fees—related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2013, our Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

(4)	Due to related party includes $0.8 million primarily related to Securitization 2013-1 as of September 30, 2013 and $11.8 million related to PE Investment I as of December 31, 2012.
Sponsor Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In April 2012, our Distribution Support Agreement was extended until July 2013. For the three and nine months ended September 30, 2013, our Sponsor was not required to purchase shares in connection with our Distribution Support Agreement. For the three and nine months ended September 30, 2012, our Sponsor purchased 41,956 and 0.3 million shares, respectively, of our common stock for $0.4 million and $2.3 million, respectively. From inception through the expiration of our Distribution Support Agreement, our Sponsor purchased 0.5 million shares for $4.6 million.
Securitization 2012-1
We entered into an agreement with our Sponsor that provides that both we and our Sponsor receive the economic benefit and bear the economic risk associated with the investments we each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of us and our Sponsor is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of us or our Sponsor. In the event that either we or our Sponsor suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by us or our Sponsor, as the case may be, prior to the investment-grade bondholders. An affiliate of our Sponsor was named special servicer for Securitization 2012-1.
Securitization 2013-1
In August 2013, we closed Securitization 2013-1. We initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Our Sponsor transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. Our Sponsor did not retain any interest in such senior loans. An affiliate of our Sponsor was named special servicer of Securitization 2013-1.
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
Recent Developments
Distribution Reinvestment Plan
For the period from October 1, 2013 through November 12, 2013, we issued 0.7 million shares pursuant to our DRP raising proceeds of $6.8 million. As of November 12, 2013, 13.6 million shares were available to be issued pursuant to our DRP.
Distributions
On November 5, 2013, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended March 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
Share Repurchases
For the period from October 1, 2013 through November 12, 2013, we repurchased 0.2 million shares for a total of $1.8 million or a weighted average price of $9.60 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.
Financing
In October 2013, we bifurcated a first mortgage loan with a principal amount of $104.5 million into a senior loan of $46.5 million and a mezzanine loan of $58.0 million. We sold the senior loan to an unaffiliated third party thereby creating permanent financing for the retained mezzanine loan.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates.
Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when they may seek to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.
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
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Investors should note that any cash gains generated from the sale of investments would generally be used to fund new investments.
Neither FFO nor MFFO is equivalent to net income (loss) or cash flow provided by operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO is necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance.

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Funds from Operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$21,271	$4,691	$42,150	$9,709
Adjustments:
Real estate depreciation and amortization, unconsolidated ventures	331	—	550	—
Funds from Operations	$21,602	$4,691	$42,700	$9,709
Modified Funds from Operations:
Funds from Operations	$21,602	$4,691	$42,700	$9,709
Amortization of premiums, discounts and fees on investments and borrowings, net	1,160	(37)	4,185	(38)
Acquisition fees on investments	1,391	—	3,670	—
Realized (gain) loss on investments and other	—	—	—	(3,028)
Unrealized (gains) losses from fair value adjustments	—	—	—	2,457
Modified Funds from Operations	$24,153	$4,654	$50,555	$9,100

For the three months ended September 30, 2013, we generated MFFO of $24.2 million compared to $22.9 million of distributions declared.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Since the commencement of our operations on October 18, 2010 through September 30, 2013, we have paid distributions at an annualized distribution rate of 8.0% based on a purchase price of $10.00 per share of our common stock.
The following table presents distributions declared for the nine months ended September 30, 2013, the year ended December 31, 2012 and the period from inception through September 30, 2013 (dollars in thousands):

	Distributions(1)			Cash Flow Provided by Operations(2)	Funds from Operations(2)
Period	Cash	DRP	Total
Nine months ended September 30, 2013	$31,066	$24,119	$55,185	$46,757	$42,700
Year ended December 31, 2012	16,308	11,614	27,922	13,212	15,304
Inception through September 30, 2013(2)	52,651	37,682	90,333	61,092	61,912
______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to our Merger Transaction. From inception through September 30, 2013, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $21.8 million, of which $4.6 million related to shares purchased by our Sponsor pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

The distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by our Sponsor. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. As a result, future distributions declared and paid may exceed cash flow provided by operations.

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
Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, most of our floating-rate CRE debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.
Changes in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
Our general financing strategy has focused on the use of "match funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2013, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would decrease net income by $2.7 million.
Credit Spread Risk
The value of our fixed and floating-rate investments also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor's comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2013, no CRE debt investment contributed more than 10% of interest income.
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
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. While we anticipate over the long-term being able to generate sufficient cash flow from operations to fully cover our distributions until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the nine months ended September 30, 2013, we declared distributions of $55.2 million compared to cash flow provided by operations of $46.8 million. The remaining $8.4 million, or 15.2%, was paid using proceeds from our Offering. In addition, for the fiscal year ended December 31, 2012, we declared distributions of $27.9 million compared to cash flow provided by operations of $13.2 million. The remaining $14.7 million, or 53.0%, was paid using proceeds from our Offering, including $1.2 million of proceeds received from the sale of shares to our Sponsor.
Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceeded our MFFO, our Sponsor committed to purchase up to $10.0 million in shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders and has, in fact, purchased $4.6 million of shares of our common stock as of September 30, 2013. The sale of these shares results in the dilution of the ownership interests of our public stockholders. Following the expiration of our Distribution Support Agreement on July 19, 2013, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended September 30, 2013, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	124,623	$9.80	(1)
August 1 to August 31	—	—	(1)
September 1 to September 30	—	—	(1)
Total	124,623	$9.80
_______________________________________________________

(1)
We adopted our Share Repurchase Program effective July 19, 2010, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder's estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the nine months ended September 30, 2013 and the year ended December 31, 2012, there were no unfulfilled repurchase requests.

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference)

4.1		Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-189769) and incorporated herein by reference)

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*
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

101	*
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Equity (unaudited) as of September 30, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (unaudited).

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.

Date: November 14, 2013	By:	/s/ DANIEL R. GILBERT
		Name:	Daniel R. Gilbert
		Title:	Chief Executive Officer

	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer