Form 10-K
period 2013-12-31
NorthStar Real Estate Income Trust, Inc.
filed 2014-03-12
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 115,413,061 shares outstanding as of March 10, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to deploy capital quickly and successfully;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of our sponsor’s planned spin-off of its asset management business, which will include our advisor:

•	the impact of adverse conditions affecting a specific asset class in which we have significant investments, such as limited partnership interests in real estate private equity funds;

•	the lack of a public trading market for our shares;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

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

•
the possibility that the net asset value of interests in certain real estate private equity funds we acquired do not necessarily reflect the fair value of such fund interests or that the actual amount of our future capital commitments underlying such fund interests varies materially from our expectations;

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

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	the effectiveness of our portfolio management techniques and strategies;

•	failure to maintain effective internal controls; and

•	compliance with the rules governing REITs.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 12. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.
Overview
NorthStar Real Estate Income Trust, Inc. was formed in January 2009 as a Maryland corporation. We were formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include our indirect interests in real estate through real estate private equity funds, or PE Investments, and direct ownership in properties, which may be owned through joint ventures, that may or may not be structurally senior to a third-party partner’s equity. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. We commenced our operations in October 2010. We conduct our operations so as to qualify as a REIT for federal income tax purposes.

We are externally managed by NS Real Estate Income Trust Advisor, LLC, or our Advisor, and have no employees. Our Advisor uses the investment and other professionals of NorthStar Realty Finance Corp., or our Sponsor, to manage our business. Our Advisor is currently a subsidiary of our Sponsor. Our Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange, or the NYSE, and was formed in October 2003.

On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company, NorthStar Asset Management Group Inc., or NSAM, in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission, or the SEC, to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, our Advisor will be a subsidiary of NSAM. We expect this transaction to have no impact on our operations.

Our primary business objectives are to originate and acquire real estate-related investments in order to produce attractive risk-adjusted returns, stable cash flow and distributions and provide downside protection to our stockholders. We will also seek to realize growth in the value of some of our investments by managing our portfolio to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar underwriting and portfolio management skills as we seek to maximize stockholder value and to protect capital.

In March 2009, we filed a registration statement on Form S-11 with the SEC to initially offer a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which up to 100,000,000 shares could be offered pursuant to our primary offering, or our Primary Offering, and up to 10,526,315 shares could be offered pursuant to our distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. The SEC declared our registration statement effective on July 19, 2010. At that time, we retained NorthStar Realty Securities, LLC, or our Dealer Manager, and a subsidiary of our Sponsor, to serve as our dealer manager of our Primary Offering. Our Dealer Manager was responsible for marketing our shares being offered pursuant to our Primary Offering. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to our DRP, we continue to offer shares beyond our Total Primary Offering.

In 2013, we raised $545.4 million of capital resulting in an aggregate of $1,145.5 million raised from inception through December 31, 2013, including proceeds from the merger with NorthStar Income Opportunity REIT I, Inc. completed in October 2010 as a reverse merger and recapitalization, or our Merger Transaction. From inception through March 10, 2014, we raised $1,155.7 million including proceeds from our Merger Transaction.

In 2012, we began using credit facilities provided by major financial institutions to finance new investments. Our current credit facilities include three secured term facilities with an aggregate of up to $390.0 million to finance loan originations, or our Term Loan Facilities, and two facilities to make new investments in CMBS, or our CMBS Facilities, herein collectively referred to as our Credit Facilities. In November 2012 and August 2013, we entered into two securitization financing transactions, or Securitization 2012-1 and Securitization 2013-1, which provide long-term, non-recourse, non-mark-to-market financing for a portion of our portfolio and we expect to execute similar transactions to finance our newly originated debt investments that might initially be financed on one of our Credit Facilities. The proceeds from Securitization 2012-1 and Securitization 2013-1 were used primarily to pay down our Term Loan Facilities.
Our Investments
The following table presents our investments as of December 31, 2013 (dollars in thousands):

Investment Type:	Number	Principal Amount / Cost (1)	% of Principal Amount
CRE Debt
First mortgage loans (2)	30	$973,380	61.0%
Mezzanine loans (2)	2	128,693	8.1%
Subordinate mortgage interests	1	33,250	2.1%
Total CRE debt	33	1,135,323	71.2%
Real Estate Equity
PE Investments
PE Investment I	1	94,708	5.9%
PE Investment II (2)	1	123,612	7.7%
Subtotal PE Investments	2	218,320	13.6%
Real estate
Multifamily	2	114,584	7.2%
Student housing	1	22,940	1.4%
Subtotal real estate	3	137,524	8.6%
Total real estate equity	5	355,844	22.2%
CRE Securities
CMBS	8	104,542	6.6%
Total CRE securities	8	104,542	6.6%
Total	46	$1,595,709	100.0%
___________________________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our investments in joint ventures owning limited partnership interests in real estate private equity funds, or PE Investments, and cost for real estate equity, which includes net purchase price allocation related to intangibles and other assets, if any.

(2)	Includes for CRE debt, future funding commitments and the deferred purchase price for PE Investment II.
For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Underwriting Process
Our Advisor uses a rigorous investment and underwriting process that has been developed and utilized by our senior management team leveraging their extensive commercial real estate expertise over many years and real estate cycles, which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in the market; (iii) real estate market factors that may influence the economic performance of the collateral including leasing conditions; (iv) the operating expertise and financial strength and reputation of the borrower, tenant or partner; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of the property, the investment basis relative to the competitive set of comparable investments and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
Commercial Real Estate Debt
Overview
Our CRE debt investment strategy is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loan, if desired. Further, it allows us to maintain a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of December 31, 2013, $1,135.3 million, or 71.2%, of our assets were invested in CRE debt. As of December 31, 2013, our CRE debt investments consisted of 33 loans with an average investment size of $34.4 million. The weighted average extended maturity of our CRE debt portfolio is 4.5 years.
The following table presents our CRE debt investments (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount(1)	Carrying Value(2)(3)	Allocation by Investment Type(4)	Fixed Rate Loans	Spread over LIBOR Loans(5)	Total Unleveraged Current Yield
First mortgage loans	30	$973,380	$957,427	85.7%	12.96%	7.36%	7.72%	94.8%
Mezzanine loans	2	128,693	101,596	11.4%	—%	13.49%	13.61%	100.0%
Subordinate mortgage interests	1	33,250	33,250	2.9%	13.11%	—%	13.24%	—%
Total/Weighted average	33	$1,135,323	$1,092,273	100.0%	13.02%	7.97%	8.43%	92.4%
___________________________________________________

(1)	Includes future funding commitments of $44.6 million and a $17.5 million mezzanine loan participation classified as held for sale.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $711.5 million for Securitization Financing Transactions (including $42.6 million of cash pending investment, all of which was invested subsequent to December 31, 2013) and $30.9 million for Term Loan Facilities (refer to “Liquidity and Capital Resources”). The remainder is unleveraged.

(3)	Includes a $17.5 million mezzanine loan participation classified as held for sale.

(4)	Based on principal amount.

(5)	The majority of our floating-rate loans are subject to a fixed minimum LIBOR rate, or LIBOR floor. As of December 31, 2013, the weighted average LIBOR floor was 1.07%.
The following presents our CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Debt Investments by Property Type	Debt Investments by Geographic Location

Real Estate Equity
Our CRE equity investment strategy includes PE Investments and direct ownership in properties and select real estate assets that may or may not be structurally senior to a third-party partner’s equity. The investments typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate.
PE Investments
As of December 31, 2013, $218.3 million, or 13.6%, of our assets were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.
The following table presents our PE Investments as of December 31, 2013 (dollars in thousands):

	Portfolios	Amount (1)%
PE Investment I	1	$94,708	43.4%
PE Investment II	1	123,612	56.6%
Total	2	$218,320	100.0%
__________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
PE Investment I
On February 15, 2013, we completed the initial closing of our first joint venture that owns limited partnership interests in real estate funds, or PE Investment I. We, together with our Sponsor, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported net asset value, or NAV, of approximately $802 million as of June 30, 2012. We, together with our Sponsor, have an ownership interest in PE Investment I of 51.0%, of which we own 29.5% and our Sponsor owns 70.5%.
PE Investment I received all cash distributions from June 30, 2012 through the closing of each fund interest and was obligated to fund all capital contributions from June 30, 2012.
PE Investment II
On July 3, 2013, we completed the initial closing of our second joint venture that owns limited partnership interests in real estate private equity funds, or PE Investment II. We, together with our Sponsor and the funds managed by Goldman Sachs Asset Management, or the Vintage Funds, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported NAV of approximately $916.2 million as of September 30, 2012. We, our Sponsor and the Vintage Funds each have an ownership interest in PE Investment II of 15.0%, 70.0% and 15.0%, respectively.
PE Investment II paid $504.8 million to the seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV, or the Deferred Amount, by the fourth year after the first day of the fiscal quarter following the closing date. We funded all of our proportionate share of the Initial Amount at the initial closing. Our share of the Initial Amount and the Deferred Amount represents $75.7 million and $61.7 million, respectively.
PE Investment II received all cash distributions from September 30, 2012 through the closing of each fund interest and is obligated to fund all capital contributions from September 30, 2012.
Summary of PE Investments
The following tables present a summary of our PE Investments (dollars in millions):

PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Closing NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Underlying Assets, at Cost	Implied Leverage (4)	Expected Future Contributions(5)
PE Investment I	49	26	$802.4	66.2%	15.0%	$26,400	50.6%	$7
PE Investment II	24	15	$916.2	73.5%	8.6%	$26,200	34.3%	$6
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of September 30, 2013, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported NAV.

(3)	The reported NAV growth for PE Investment I and II is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the amount of expected future contributions to funds as of December 31, 2013.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions(2)	Contributions	Net
PE Investment I
Quarter ended December 31, 2013	$6.9	$16.4	$23.3	$1.2	$22.1
February 15, 2013 to December 31, 2013 (1)	$22.5	$32.0	$54.5	$8.7	$45.8

PE Investment II
Quarter ended December 31, 2013	$3.0	$16.3	$19.3	$1.5	$17.8
July 3, 2013 to December 31, 2013 (1)	$6.2	$16.3	$22.5	$2.5	$20.0
______________________________________________________________

(1)	Represents activity from the respective initial closing date through December 31, 2013.

(2)	Net of $2.4 million reserve for taxes in the aggregate for the PE Investments.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of September 30, 2013:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

_________________________________
(1)Based on individual fund financial statements.
Real Estate Properties
Our multifamily portfolio focuses on properties located in suburban markets that are best suited to capture the formation of new households. In addition, our Sponsor identified student housing as a sector where both positive fundamentals and returns exists for campuses that are able to attract growing domestic and international students.
As of December 31, 2013, $137.5 million, or 8.6%, of our assets under management were invested in three real estate properties with an average investment size of $45.8 million. Our portfolio was comprised of two multifamily properties and one student housing property. As of December 31, 2013, our portfolio was 96% occupied.
The following table presents our real estate property investments as of December 31, 2013 (dollars in thousands):

Property Type	Number of Properties	Units	Cost
Multifamily	2	1,418	$114,584
Student Housing	1	324	22,940
Total	3	1,742	$137,524
Real Estate Securities
Our CRE securities investments include CMBS, and may include unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. Substantially all of our CRE securities have explicit credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies).
As of December 31, 2013, $104.5 million, or 6.6%, of our assets were invested in CRE securities. As of December 31, 2013, our CRE securities consisted of eight CMBS investments purchased at an aggregate $52.4 million discount to par and our average investment size was $13.1 million. As of December 31, 2013, the weighted average expected maturity of our CMBS was 7.9 years.
Financing Strategy
We use investment-level financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as securitization financing transactions, credit facilities and other term borrowings that generally do not require recourse to us.
Although we have a limitation on the maximum leverage for our portfolio, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates.
Borrowing levels for CRE investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our CRE debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions. Our financing strategy for our real estate is typically to use long-term, non-recourse mortgages.
In February 2012, we began using credit facilities provided by major financial institutions to partially finance new investments. Our Credit Facilities currently include three secured Term Loan Facilities that provide for an aggregate of up to $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS, collectively our Credit Facilities. In November 2012 and August 2013, we closed our Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of December 31, 2013, we had $507.4 million issued as part of Securitization Financing Transactions, $16.6 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We currently have $373.4 million of available borrowing under our Term Loan Facilities. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources” for further disclosure regarding Securitization Financing Transactions.
Portfolio Management
Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value.  Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. For real estate debt and equity investments, frequent re-underwriting and dialogue with borrowers/tenant/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. Our Advisor maintains a comprehensive portfolio management process that includes day-to-day oversight by its portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that its carrying value may not be recoverable. In conducting these reviews, we consider U.S. macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. Allowance for doubtful accounts for tenant receivables is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we establish, on a current basis, allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.
Each of our debt investments are secured by CRE collateral and requires customized portfolio management and servicing strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our collateral and our borrowers’/tenants’ ability to further support the collateral. Further, many of our investments may be considered transitional in nature because the business plan is to re-position, re-develop or otherwise lease-up the property in order to improve the collateral.  At the time of origination or acquisition, the underlying property revenues may not be sufficient to support debt service, lease payments or generate positive net operating income. The business plan may necessitate an interest or lease reserve or other reserves, whether through proceeds from our loans, borrowings, offering proceeds or otherwise, to support debt service or lease payments and capital expenditures during the implementation of the business plan. There may also be a requirement for the borrower, tenant, guarantor or us, to refill these reserves should they become deficient during the applicable period for any reason.
As of December 31, 2013, all of our investments were performing in accordance with the contractual terms of its governing documents, consistent with its underwriting. However, there can be no assurance that these investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Independent Directors’ Review of Our Policies
As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation, and determined that they are in the best interests of our stockholders. Our key policies that provide the basis for such determination are summarized herein.
Regulation
We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	require compliance with applicable REIT rules;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to customers;

•	govern secured transactions; and

•	set collection, taking title to collateral, repossession and claims‑handling procedures and other trade practices.
Although most states do not regulate commercial real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE loans.
We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors-Maintenance of our Investment Company Act exemption imposes limits on our operations.” Further, we intend to continue to operate our business consistent with our original business strategy which we believe will not require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act.
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2010. If we qualify as a REIT for federal income tax purposes, we will generally not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders in an amount equal to or greater than our REIT taxable income. If we fail to continue to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
In the judgment of management, while we do incur significant expense complying with the various regulation to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
For additional information regarding regulations applicable to us, see Item 1A. “Risk Factors.”
Competition
Although we have completed our Offering and continue to see a robust pipeline of opportunities to invest any capital we may have, we are subject to increased competition in seeking CRE investments. We compete with many third parties engaged in real estate investment activities including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds and other investors. Some of these competitors, including other REITs and private real estate companies and funds, have substantially greater financial resources than we do. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms.
Employees
As of December 31, 2013, we have no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.

Risks Related to Our Business
The CRE industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. The U.S. economy improved in 2013 but at a slower than expected pace. Challenges still remain due to the uncertainty of the political climate, including federal budget deficits, debt ceiling, gridlock, Federal Reserve policy, concern with emerging market economies and other matters and their impact to the U.S. economy. We would expect this dynamic along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time which in turn could impact the CRE industry generally and our business and operations specifically. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and acquire other CRE investments and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our CRE investments and further reduce the value of our investments.
Challenging economic and financial market conditions may result in delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial loan losses and need to establish significant provision for loan losses even with respect to loans that are performing in accordance with their contractual terms and consequently do not constitute non-performing loans. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, provision for loan losses. The decrease in interest income resulting from a loan default may continue for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal amount, accrued interest and default interest due on a defaulted loan. Legal proceedings, which may include taking title to collateral and bankruptcy proceedings, are expensive and time consuming and may not result in the recovery of our principal. The decrease in interest income and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.
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
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2013 and expect that to continue into 2014. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location. Additionally, properties that we may acquire may also be concentrated in a geographic location. These investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
We have no established investment criteria limiting the industry concentration of our investments in CRE debt, select equity and securities investments. If our investments are concentrated in an industry that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain CRE debt, select equity and securities investments in which we invest may be secured by a single property or properties serving a particular industry, such as hotel, office or otherwise.  These investments may carry the risks associated with significant industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain industries and we may experience losses as a result. A worsening of economic conditions in an industry in which we are concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral. For the year ended December 31, 2013, no CRE debt investments contributed more than 10% of interest income.
We have no established investment criteria limiting the size of each investment we make in CRE debt, select equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of stockholders’ investment in us could be significantly diminished.
We are not limited in the size of any single investment we may make and certain of our CRE debt, select equity and securities investments may represent a significant percentage of our assets. Any such investment may carry the risk associated with a significant asset concentration. Should we experience a loss on a portion or all of an investment that represents a significant percentage of our assets, this event would have a material adverse effect on our business and financial condition, which would result in the value of stockholders’ investment in us being diminished.
We may change our investment strategy without stockholder consent and make riskier investments.
We may change our investment strategy at any time without the consent of stockholders, which could result in our making investments that are different from and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.
We may not be effective in originating and managing our investments.
We originate and generally manage our investments.  Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers and tenants that hold properties meeting our underwriting standards. Managing investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses.  If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.
The CRE debt we originate and invest in and mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our CRE debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•	local, regional or macroeconomic economic conditions;

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in local, regional, national or international economic conditions and/or specific industry segments;

•	declines in local or regional real estate values;

•	branding, marketing and operational strategies;

•	declines in local or regional rental or occupancy rates;

•	increases in interest rates;

•	natural disasters;

•	social unrest and civil disturbances;

•	terrorism; and

•	increases in costs associated with leasing, renovation and/or construction.
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
If the value of real property or other assets securing our CRE debt deteriorates. We expect that our CRE debt and securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. We will not know whether the value of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of the underlying CRE debt and the dates of origination of the mortgage loans ultimately securing our CRE securities, as applicable. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. In this manner, real estate values could impact the value of our CRE debt and securities investments. Our CRE equity investments (investments in real property) may be similarly affected by real estate property values. Therefore, our CRE debt, select equity and securities investments will be subject to the risks typically associated with real estate. The majority of our CRE debt investments are fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. For this purpose, we consider CRE debt made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse. We sometimes also originate CRE debt that is secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Mezzanine loans are subject to the additional risk that senior lenders may be directly secured by the real estate assets of the borrowing entity, whereas the mezzanine loans may be secured by ownership interests in the borrower.

•
If a borrower or guarantor defaults on recourse obligations under a CRE debt investment. We sometimes obtain personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

•
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment. In making an assessment of the strength and skills of the management of the borrower or the tenant of a property and other factors that we believe are material to the performance of the investment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entity. This due diligence may not uncover all material issues relating to such investment and factors outside of our control may later arise. If our due diligence fails to identify issues specific to certain investments, we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses.

•
In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our CRE debt. If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy our CRE debt. In addition, certain of our CRE debt investments are subordinate to other debt of the borrower. If a borrower defaults on our CRE debt or on debt senior to our CRE debt or in the event of a borrower bankruptcy, our CRE debt will be satisfied only after the senior debt, if any. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant monetary costs and delays associated with the process of taking title to collateral. Borrower bankruptcies and litigation increased appreciably during the recent economic recession, which may require us to spend significant amounts of money and devote significant senior management resources in order to protect our interests. If the economic markets do not continue to improve, we will experience such costs and delays.

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
Many of our CRE debt investments are made to borrowers who have business plans to improve occupancy and cash flow that may not be accomplished. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for our borrowers attempting to achieve their business plans. If our borrowers are unable to achieve their business plans, our related CRE debt investments could default and severely impact our liquidity and operating results.
We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
Our CRE debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower and tenant may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our CRE debt due to us. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments.
We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.
In order to maximize value we may be more likely to extend and work out an investment, rather than pursue other remedies such as taking title to collateral.  However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions.  Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties.  These multiple creditor situations tend to be associated with larger loans.  If we are one of a group of lenders, we may be a lender on a subordinated basis and may not independently control the decision making.  Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment.
CRE debt restructurings may reduce our net interest income.
Although the CRE market has improved, the U.S. economy and financial markets continue to be challenged. As a result, our borrowers may be at increased risk of default and we, or a third party, may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure in an effort to increase value.
Many of our CRE debt investments are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.
Given the transitional nature of many of our CRE debt investments, we generally require borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flow increases sufficiently to cover debt service costs. We also generally require the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates and improving real estate fundamentals, we expect that in the future our borrowers may still have difficulty servicing our CRE debt investments. Many of our borrowers have only been able to meet their obligations to us because of the reserves we set up at the origination of the loans. We expect that in the future, many of the reserves will run out and some of our borrowers will have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.
The properties underlying certain of our CRE debt investments may not currently be generating sufficient operating cash flow to support debt service payments, which may pose a heightened risk of loss.
We have originated CRE debt investments in the past and expect to continue to do so in the future in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments.  In such cases, the borrower typically plans to re-position, re-develop or otherwise lease-up the property in accordance with an established business plan that we evaluated during our underwriting of the investment.  We generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan.  Despite our expectations, the applicable borrowers may not effectively implement their business plans because of cost over-runs, slower than anticipated leasing and other factors that negatively affect commercial real estate generally as described more specifically elsewhere in these risk factors. As a result, the subject properties may never generate sufficient cash flow to support debt service payments.  The interest and other reserves established at origination of the CRE debt investment may be insufficient to support debt service payments and/or capital expenditures while the borrower is implementing the business plan. Investments in these assets generally entail more significant risk than investments in assets that are currently generating sufficient cash flow to support debt service.  We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to stockholders.
Our CRE debt and securities investments may be adversely affected by changes in credit spreads.
Our CRE debt we originate or acquire and securities investments we invest in are subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decrease even if such investment is performing in accordance with its terms and the underlying collateral has not changed.
Higher provision for loan losses and asset impairment charges may occur if economic conditions do not continue to improve.
We could experience defaults resulting in provision for loan losses and asset impairment charges in the future. Borrowers, for a variety of reasons, may be unable to remain current with principal and interest on loans. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer losses in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which could adversely affect our access to credit and ability to satisfy financing covenants.
Provision for loan losses is difficult to estimate, particularly in a challenging economic environment.
Our provision for loan losses is evaluated on a quarterly basis.  Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment.  While CRE fundamentals have improved, the U.S. economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective.  Our estimates and judgments may not be correct, particularly during challenging economic environments, and, therefore, our results of operations and financial condition could be severely impacted.
With respect to commercial properties, options and other purchase rights may affect value or hinder recovery in the event of taking title to collateral.
A borrower under certain of our CRE debt investments may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related collateral. These rights may impede our ability to sell the related collateral if we take title or may adversely affect the value or marketability of the collateral. We may also determine to give our tenants a right of first refusal or similar option, which could negatively affect the residual value of the property.
Both our borrowers’ and tenants’ forms of entities may cause special risks.
Most of the borrowers for our CRE debt investments and our tenants in the real estate that we own, as well as borrowers underlying our CRE securities, are legal entities rather than individuals. The obligations these entities will owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.
The subordinate CRE debt we originate or invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
We originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originated and invested in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.
Many of our investments are illiquid and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.
Many of our investments are illiquid. As a result, our ability to sell investments in response to changes in economic and other conditions could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition is in the best interests of stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.
We may make investments in assets with lower credit quality, which will increase our risk of losses.
Most of our CRE securities have explicit ratings assigned by at least one of the major rating agencies. However, we may invest in unrated CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downtown, prices of lower credit quality investments and CRE securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.
Investments in non-conforming or non-investment grade rated CRE debt or securities involve greater risk of loss.
Some of our investments may not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to stockholders and may adversely affect the value of our common stock.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict, however, we may still incur losses on performing real estate assets.
Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment.
In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment or lease-up of such property. With respect to certain of our CRE debt investments, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and taking title to collateral securing the loan.
The factors described above make it challenging to evaluate non-performing investments. We may further incur losses even on our performing investments.
Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.
Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flow. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower’s monthly payment, as a result of an increase in prevailing market interest rates, may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.
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
We originate and acquire loans and assets as part of our investment strategy. Unlike agency residential mortgages, the CRE debt we invest in is not insured by any quasi-governmental body or similar third party. Our CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans, preferred equity interests and participations in such loans as well as equity and CRE securities investments. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses. To the extent we suffer such losses with respect to our investments, the value of our company and the value of our common stock may be adversely affected.
Insurance may not cover all potential losses on CRE debt investments which may impair the value of our assets.
We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might decrease the value of the property and in turn impair our investment.
Our CRE debt, equity and mortgage loans underlying our CRE securities investments are subject to the risks typically associated with real estate.
Our CRE debt and securities investments are generally directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of these underlying mortgage loans and the dates of origination of the loans ultimately securing our CRE securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related loans. In this manner, real estate values could impact the values of our CRE debt and securities investments. Our CRE equity investments may be similarly affected by real estate property values. Therefore, our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

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
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we originate and acquire.
We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to make distributions to stockholders.
The seller of a property often sells such property in an “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders is dependent upon the success and economic viability of such borrowers and tenants.
The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses.
If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the property included in the securitization’s pools or select CRE equity investments, and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Lease defaults, terminations or landlord-tenant disputes may reduce our income from our real estate investments.
The creditworthiness of our tenants in our real estate investments have been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations.
A significant portion of our leases may expire in the same year.
A significant portion of the leases for our real estate investments may expire in the same year. For certain of our properties, such as multifamily and student housing, leases are short term in nature and therefore subject to heightened lease turnover risk. As a result, we could be subject to a sudden and material change in value of our real estate investments and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to extend or refinance the mortgage notes payable on the properties that are subject to these leases.
Our lease or management transactions may not result in market rates over time.
We expect substantially all of our rental and fee income to come from lease or management transactions, which may have longer terms or renewal options that specify maximum rate increases than standard arrangements. If we do not accurately judge the potential for increases in market rates, rental and fee increases under the terms may fail to result in fair market rates over time. Further, we may have no ability to terminate our lease or management transactions or adjust the rent and fees to then-prevailing market rates. As a result, our income and distributions to stockholders could be lower than they would otherwise be if we did not enter into such lease or management agreements.
We may not be able to relet or renew leases at the properties underlying CRE debt investments or the properties held by us on favorable terms.
Our investments in real estate will be pressured if economic conditions and rental markets continue to be challenging. For example, upon expiration or earlier termination of leases for space rented at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, corporate space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders.

The bankruptcy, insolvency or financial deterioration of any of our tenants could significantly delay our ability to collect unpaid rents or require us to find new tenants.
Our financial position and our ability to make distributions to stockholders may be adversely affected by financial difficulties experienced by any of our major tenants, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major tenants do not renew or extend their relationship with us as their lease terms expire.
We are exposed to the risk that our tenants may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases and loans permit us to evict a tenant, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding. Furthermore, dealing with a tenants’ bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
Bankruptcy laws provide that a debtor has the option to assume or reject an unexpired lease within a certain period of time of filing for bankruptcy, but generally requires such assumption or rejection to be made in its entirety. Thus, a debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others. If the debtor has the ability, and chooses, to assume some of the divisible agreement while rejecting the other divisible agreements, or if a non-debtor tenant is unable to comply with the terms of an agreement, we may be forced to modify the agreements in ways that are unfavorable to us.
Because real estate investments are relatively illiquid, our ability to promptly sell properties in our portfolio is limited.
The real estate market is affected by many factors that are beyond our control, such as general economic conditions, availability of financing, interest rates and supply and demand that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings.
We may be required to expend cash to correct defects or to make improvements before a property can be sold. We cannot assure that we will have cash available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We may become responsible for capital improvements. To the extent such capital improvements are not undertaken, the ability of our tenants to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to stockholders.
Although under our typical net lease structure our tenants are generally responsible for capital improvement expenditures, it is possible that a tenant may not be able to fulfill its obligations to keep the facility in good operating condition. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected facility. We may be forced to incur unexpected significant expense to maintain properties that are net leased. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or tenant of real property, such as us and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell or lease real estate, or to borrow using the real estate as collateral. We, or our tenants, as owner of a site, may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’ liability could exceed the value of the property. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our or our tenants’ ability to attract additional residents, ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
The scope of the indemnifications our tenants have agreed to provide us may be limited. For instance, some of our agreements with our tenants do not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure stockholders that any such tenant would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected.
Furthermore, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.
We are exposed to environmental liabilities with respect to properties to which we may take title.
In the course of our business, we may take title to real estate and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Uninsured losses or losses in excess of our tenants’ insurance coverage could adversely affect our financial position, results of operations and our cash flow.
Although we believe our property investments and properties collateralizing our CRE debt and securities investments are adequately covered by insurance, we could be wrong. Furthermore, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. We may decide that certain risks are not cost effective to insure and could determine to forgo certain insurance on a case-by-case basis. For example, insurance related to certain specific assets may be substantially more expensive than insurance for the rest of our portfolio. Any uninsured loss could result in both loss of cash flow from, and the asset value of, the affected property. In addition, the CRE debt investments secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties, which may increase the cost of obtaining the required insurance.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We currently have, and may in the future, enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
We have in the past and may continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity. We may in the future also determine to invest in other asset classes with which we have limited or no prior experience. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
We have significant investments in joint ventures owning real estate private equity funds and there is no assurance these investments will achieve the returns expected upon initial execution of the respective investments.
As of December 31, 2013, $218.3 million of our assets were invested in PE Investments. Our PE Investments may not achieve the anticipated returns we initially expected. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (i) the agreed upon NAV does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (ii) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (iii) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of their investment. Furthermore, our PE Investments are co-invested with our Sponsor, which increases the likelihood that we could have conflicts of interest with that company.
We invest in CRE securities, including CMBS and other subordinate securities, which entail certain heightened risks.
We invest in a variety of CRE securities, including CMBS and other subordinate securities, subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments that we may invest in. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.
Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment.
The CRE securities, including CMBS in which we invest, are subject to the risks of the CRE debt capital markets as a whole and risks of the securitization process.
The value of CRE securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Investments in subordinate CRE securities are also subject to several risks created through the securitization financing transaction process. Subordinate CMBS, for example, are paid only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the payment on our subordinate CMBS will not be fully paid, if paid at all. Subordinate CRE securities are also subject to greater credit risk than those CRE securities that are senior and more highly rated.

We may not control the special servicing of the mortgage loans or other debt underlying the CRE securities in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interest.
Overall control over the special servicing of the mortgage loans or other debt underlying the CRE securities in which we invest may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such CRE securities then outstanding. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.
With respect to certain mortgage loans and other debt included in the CRE securities in which we invest, the collateral that secures the mortgage loan or other debt underlying the CRE securities may also secure one or more related mortgage loans or other debt that are not in the securitization pool, which may conflict with our interest.
Certain mortgage loans or other debt included in the CRE securities in which we invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitization pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.
Any credit ratings assigned to our investments are subject to ongoing surveillance and we cannot assure stockholders that the ratings currently assigned to our investments will not be downgraded.
Some of our CRE securities may be rated by at least one of the major rating agencies. Any credit ratings on our CRE securities, or tenants occupying the properties underlying our CRE securities, will be subject to ongoing surveillance by credit rating agencies. We cannot assure stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating, reduce, withdraw or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which could adversely affect the value of our investment portfolio which could result in losses upon disposition or the failure of third parties to satisfy their debt service obligations to us.
Market conditions may cause uncertainty in valuing our CRE securities.
Periods of market volatility and lack of liquidity may make the valuation process pertaining to certain of our assets difficult, particularly any CMBS assets for which there was limited market activity. Our estimate of the value of these investments will be primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flow and other relevant market and security specific data, as appropriate. Our estimates could be wrong and there is a heightened risk of this during challenging and volatile market environments. The amount that we could obtain if we were forced to liquidate our CRE securities investments into the current market could be materially different than management’s best estimate of fair value.
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
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of stockholders, which could result in our making investments that are different from, and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to stockholders.
Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to stockholders.
Our securities investments are classified for accounting purposes as “available-for-sale.” These securities are carried at estimated fair value and temporary changes in the fair value of those assets will generally be directly charged or credited to equity with no impact in our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our statements of operations, which will reduce our earnings in the period.
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
We may invest in CDO notes, which may involve significant risks.
We may invest in CDO notes which are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we may invest in the equity interest of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there may be little or no income or principal available to the holders of CDO equity interests if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity interest of a CDO could decrease substantially. In addition, the equity interests of CDOs are illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity interests will generally have greater fluctuations than the value of the underlying collateral.
Some of our investments are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments are recorded at fair value but have limited liquidity or are not publicly traded. The fair value of these investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. If our determination regarding the fair value of these investments are materially different than the values that we ultimately realize upon their disposal, this could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The price we pay for acquisitions of real property will be based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.
The price we pay for real property investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a newly-acquired property and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may drive up prices for real estate assets. If any of our projections are inaccurate or we overpay for assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected.
Risks Related to Our Financing Strategy
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for us has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis and, despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
Our portfolio is highly leveraged, which may adversely affect our return on our investments and may reduce cash available for distribution.
We leverage our portfolio generally through the use of securitization financing transactions and our Credit Facilities. The type and percentage of financing varies depending on our ability to obtain credit and the lender’s estimate of the stability of the portfolio’s cash flow. However, we do not restrict the amount of borrowings that we may incur. High leverage can, particularly during difficult economic times, increase our risk of loss and harm our liquidity. Moreover, we may have to incur more recourse borrowings, including recourse borrowings that are subject to mark-to-market risk, in order to obtain financing for our business.
We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets.  In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all.  We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons.  If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
Our financial performance is influenced by changes in interest rates, in particular, such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, originate or acquire CRE debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

Interest rate changes may also impact our net book value as our CRE securities and hedge derivatives are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decrease, which will decrease the book value of our equity.
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
Our interest rate risk sensitive assets, liabilities and related derivatives, if any, are generally held for non-trading purposes. As of December 31, 2013, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including the effect of our interest rate floor) would result in a decrease in net interest income of approximately $1.9 million annually.
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Increases in these rates may decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets could result in losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to stockholders.
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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
We use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral which could cause an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have three credit facilities that provide for an aggregate of up to $390.0 million to finance loan origination. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. If the fair value of the assets subject to such financing arrangements decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations.  These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. Our repurchase credit facilities, excluding our facility that we terminated in January 2014, provide for an unrestricted cash covenant of at least $27.5 million and a maximum of $50.0 million. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our income generated on such assets. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We finance the origination and acquisition of a portion of our investments with our Credit Facilities, securitization financing transactions and other term borrowings, which may include repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to stockholders, for our operations and for future business opportunities. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.
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
In February 2012, we, through an indirect wholly-owned subsidiary, obtained a $100.0 million credit facility, or Loan Facility 1, structured as a repurchase agreement.  In connection with Loan Facility 1, we executed a limited guaranty agreement with our lender, pursuant to which we guaranteed certain obligations of the borrower.  The documentation governing Loan Facility 1 contains numerous covenants, including financial covenants. We terminated Loan Facility 1 in January 2014.
In July 2012, we, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement of $50.0 million, which was upsized to $100.0 million in November 2012 and $150.0 million in April 2013, or Loan Facility 2, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 2, we agreed to guarantee certain obligations of Loan Facility 2 if we or any of our affiliates engages in certain customary bad acts. Loan Facility 2, and its related agreements, contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the borrowing subsidiary must maintain at least $3.8 million and a maximum of $22.5 million in unrestricted cash at all times during the term of Loan Facility 2. In addition, we are required to maintain: (i) an amount equal to the lesser of (a) total equity equal to $162.5 million, subject to increases equal to 80% of aggregate net proceeds raised and (b) $250.0 million; (ii) a ratio of EBITDA (as defined in the guaranty) to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%.
In March 2013, we, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement, or Loan Facility 4, of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 4, we and our operating partnership entered into a guaranty agreement, under which we and our operating partnership guaranty certain of the obligations under Loan Facility 4. Loan Facility 4 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, we must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 4. In addition, we have agreed to guarantee certain customary obligations under Loan Facility 4 if we or an affiliate of ours engage in certain customary bad acts.
We also finance certain of our CMBS investments through the use of repurchase agreements with one or more financial institutions.  Obligations under certain repurchase agreements could be recourse obligations to us and any default thereunder could result in margin calls and further force a liquidation of assets at times when the pricing may be unfavorable to us.  Our default under such repurchase agreements could negatively impact our business, liquidity and financial condition.
We enter into a variety of arrangements to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.
We use a variety of structures to finance our investments. To the extent these financing arrangements contain mark-to-market provisions, if the market value of the investments pledged by us declines due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the investment that serves as collateral for our financing arrangements to decline, and in such a scenario, it is likely that the terms of our financing arrangements would require partial repayment from us, which could be substantial. Posting additional collateral to support our financing arrangements could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies, and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Our Credit Facilities contain financial covenants, including a minimum unrestricted cash covenant. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
As of December 31, 2013, our real estate portfolio had $102.5 million of total mortgage financing. Financing for new real estate investments and our maturing borrowings may be provided by credit facilities, assumption of secured borrowings, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to pay distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability and the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
We have broad authority to use leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of stockholders’ investment.
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of a majority of the stockholders who vote on the proposal. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of stockholders’ investment.
We may be unable to complete additional securitization financing transactions due to, among other things, a decrease in liquidity in the CRE market.
We historically accessed the securitization markets to finance our CRE debt investments with non-recourse, non-mark to market, permanent financing which were structured as a CMBS. In November 2012 and in August 2013, we entered into two securitization financing transactions, however, we may be unable to complete similar transactions in the future due to several factors, including decreased liquidity in the CRE market. If we are unsuccessful in accessing this market, we may be exposed to less favorable financing terms, if any, which could adversely affect our business.
If we breach representations or warranties that we made in our Securitization Financing Transactions, or if either we or our Sponsor suffer a loss in our retained interests in that transaction, our financial condition could be harmed.
In November 2012 and in August 2013, we entered into two Securitization Financing Transactions, in connection with the Securitization Financing Transactions, subsidiaries of ours made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties or a defect in the documentation of any of the contributed assets, which breach or defect materially and adversely affects the value of the subject contributed asset, the value of the related mortgaged property or the interests of the trustee therein, then we will be required to either cure the breach, repurchase the affected contributed asset from the issuing entity, replace the affected contributed asset with another asset or make a loss of value payment, as the case may be. Any such loss could be material and have an adverse effect on our financial condition.
Further in connection with this transaction, since we and our Sponsor both contributed assets into a single securitization, we entered into a partnership agreement with our Sponsor that provides that both parties will receive the economic benefit and bear the economic risk associated with the assets each contributed into the securitization. In both cases, a portion of our and our Sponsor’s respective retained interests will be subordinate to interests of the senior bondholders. In the event that we or our Sponsor suffers a complete loss of a portion of the respective retained interests, any additional losses would be borne by the remaining retained interests held by us or our Sponsor, as the case may be, prior to the senior bondholders.
We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.

We may be unable to obtain financing required to originate or acquire investments as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions to stockholders.
We expect to fund a portion of our investments with financing. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our Credit Facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. Challenges in the credit and financial markets have reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions to stockholders.
Risks Related to Our Company
The loss of or the inability to obtain key investment professionals at our Sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor such as Messrs. Hamamoto, Gilbert and Tylis, among others, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals, and we cannot assure stockholders that Messrs. Hamamoto, Gilbert and Tylis will continue to be associated with our Sponsor in the future. If any of these persons were to cease their association with us or our Sponsor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Any adverse changes in our Sponsor’s financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments. Our Advisor has no employees and uses our Sponsor’s personnel to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s investment professionals in the identification and origination or acquisition of investments, the determination of any financing arrangement, the management of our assets and operation of our day-to-day activities.
Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor or Advisor and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
Our Advisor uses our Sponsor’s personnel to perform services on its behalf for us and we rely on such personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.
We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name “NorthStar.” Under this license, we have a right to use the “NorthStar” name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the “NorthStar” name. We are unable to preclude our Sponsor from licensing or transferring the ownership of the “NorthStar” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. Furthermore, in the event the license is terminated, we will be required to change our name and cease using the “NorthStar” name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2013, our Sponsor has only invested $5.8 million in us through the purchase by its subsidiary of 645,847 shares of our common stock including amounts related to its obligation under the distribution support agreement. Therefore, if we are successful in investing our offering proceeds and generating sufficient operating income to be able to reimburse our Sponsor for our organization and offering and other costs, our Sponsor will have limited exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
While we believe our Advisor’s platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure, it is possible that if our business grows substantially, our Advisor will need to make significant new investments in personnel and infrastructure to support that growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.
If our Advisor’s portfolio management systems are ineffective, we may be exposed to material unanticipated losses.
Our Advisor refines its portfolio management techniques, strategies and assessment methods. However, our Advisor’s portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate.  Any failures in our Advisor’s portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk adjusted returns and could result in losses.  Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details regarding portfolio management.
We are highly dependent on information systems and systems failures could significantly disrupt our business.
As a diversified CRE finance and investment company, our business is highly dependent on communications and information systems, including systems provided by third parties for which we have no control. Any failure or interruption of our systems, whether as a result of human error or otherwise, could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures.  Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability.  Market volatility may make it difficult to determine the fair value for certain of our assets and liabilities.  Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods.  In addition, at the time of any sales and settlements of these assets and liabilities, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value.  Estimates are based on available information and judgment.  Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
We provide stockholders with information using funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
We provide stockholders with information using FFO and MFFO which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by National Association of Real Estate Investment Trusts, or NAREIT. We compute MFFO in accordance with the definition established by the Investment

Program Association, or the IPA. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.
Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
Our distribution policy is subject to change.
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects.  Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.
We may not be able to make distributions in the future.
Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.
Our ability to make distributions is limited by the requirements of Maryland law.
Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Stockholders may experience dilution.
Stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, issue additional shares pursuant to our DRP or otherwise issue additional shares, stockholders who purchased shares in our Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding common stock. Furthermore, stockholders may experience dilution in the value of their shares depending on the terms and pricing of any new issuances (including the shares sold in our Offering) and the value of our assets at such time.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Stockholders will not have the right to vote on the consummation of the proposed spin-off of our asset management business. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.

If stockholders fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act, or ERISA, or the Internal Revenue Code as a result of an investment in our stock, stockholders could be subject to criminal and civil penalties.
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of the ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should satisfy themselves that:

•	their investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code or any other applicable governing authority in the case of a government plan;

•	their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•
their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the Benefit Plan;

•	their investment will not produce unrelated business taxable income for the Benefit Plan;

•	stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary of the Benefit Plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investment in our shares may lose its tax-exempt status.
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
Stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investment.
Stockholders in our Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After stockholders’ purchase in our Offering, our board of directors may elect to: (i) sell additional shares in a future public offering; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require our Sponsor to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares sold in our Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
Our umbrella partnership real estate investment trust, or UPREIT, structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of stockholders.
Limited partners in our operating partnership have the right to vote on certain amendments to the partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interests.
In addition, NorthStar OP Holdings, LLC, or the Special Unit Holder, in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 8.0%.
We may not be able to realize the benefits of any guarantees we may receive which could harm our ability to preserve our capital upon a default.
We may sometimes obtain personal or corporate guarantees, which will not be secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain triggers and “bad boy” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Borrowers and guarantors may face financial difficulties and may be unable to comply with their financial covenants. During challenging economic conditions, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our investments and related guarantees.
Stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program, or our Share Repurchase Program. Stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program may provide stockholders with an opportunity to have their shares of common stock repurchased by us after stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be borrowed or reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.

The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price until we establish an estimated value per share. If the actual net asset value, or NAV, of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price until we establish an estimated value per share. Because the Offering price of our shares was established on an arbitrary basis and bears no relationship to the book or NAV per share, the Offering price per share may reflect a significant premium to the actual NAV per share. In that event, the price at which we repurchase our shares might also reflect a premium to NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The price of our shares in our Offering was not established on an independent basis and the actual value of stockholders’ investments may be substantially less than what they pay. We expect to use the price paid to acquire a share in our Offering as the estimated value of our shares for up to 18 months after we completed our Offering stage. Even when determining the estimated value of our shares from and after this period, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
Our Offering was completed on July 1, 2013 and all of the shares initially registered for the Offering were issued. We established the Offering price of our shares on an arbitrary basis. The selling price of our shares did not bear any relationship to our book or asset values or to any other established criteria for valuing shares. Because the Offering price was not based upon any independent valuation, the Offering price may not be indicative of the proceeds that stockholders would receive upon liquidation. Further, the Offering price may have been significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.
To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our Offering, pursuant to FINRA Conduct Rule 5110, we intend to have our Advisor prepare an annual report of the estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated value; we intend to include this information in our Annual Reports on Form 10-K. Our Advisor has indicated that it intends to use the price paid to acquire a share in our Offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares until 18 months after we have completed our Offering stage (or for a shorter period if required by applicable rules and regulations). This approach to valuing our shares may bear little relationship and will likely exceed what stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio
Our initial price per share of $10.00 represents the price at which most stockholders will purchase shares in our Primary Offering; however this price and any subsequent estimated value is likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for the shares at this time; (ii) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments; including how the current conditions in the finance and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
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
The current price for shares under our DRP may exceed the book value of our shares.
We completed our Primary Offering on July 1, 2013 and have not yet announced an estimated per share value for our shares that is based on their book value rather than on the Primary Offering price. Further, we do not expect to announce such a value for up to 18 months following the completion of our Offering stage. We are currently issuing shares in our DRP at a purchase price of $9.50 per share, or 95% of the $10.00 Primary Offering price per share.  Because the Primary Offering price of our shares was established on an arbitrary basis and bears no relationship to the book value per share, the Offering price per share may have been at a significant premium to the actual book value per share. In that event, the price at which we sell in our DRP

might also reflect a premium to book value.   If the actual book value of our shares is less than the price paid to purchase shares in our DRP, such purchases would be immediately dilutive for DRP participants.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of stockholders’ investment and reduces the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment and the amount of cash available for investment or distribution to stockholders. We used approximately 89.3% of our gross Offering proceeds for investments and the repurchase of shares of our common stock under our Share Repurchase Program.
Affiliates of our Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. Given our Advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor. Such an internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether stockholders received the returns on which we have conditioned incentive compensation.
Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our Offering. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
If we terminate our advisory agreement with our Advisor, we may be required to pay significant fees to an affiliate of our Sponsor, which will reduce cash available for distribution to stockholders.
Upon termination of our advisory agreement for any reason, including for cause, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination and the Special Unit Holder may be entitled to a one-time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that the Special Unit Holder would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. If special units are redeemed pursuant to the termination of our advisory agreement, there may not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings or other sources to make the payment, which will reduce cash available for distribution to stockholders.
No public trading market for our shares currently exists, and as a result, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, stockholders will likely sell them at a substantial discount to the price paid for those shares.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing stockholders’ shares. We have adopted our Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our Share Repurchase Program upon ten-days prior written notice to stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon ten-business days prior written notice. Further, our Share Repurchase Program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount to the public Offering price paid for those shares. It is also likely that stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor, which uses our Sponsor’s investment professionals, including Messrs. Hamamoto and Gilbert to identify suitable investments. Our Sponsor and other NorthStar entities also rely on Messrs. Hamamoto and Gilbert for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the funds available for investment in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our distributions.
Our Advisor’s management team may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Sponsor’s investment professionals, who perform services for us on behalf of our Advisor, face competing demands upon their time, including in instances when we have capital ready for investment, consequently, and we may face delays in execution. Further, the more money we have available for investment, the more difficult it will be to invest the funds promptly and on attractive terms. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and third-party servicers.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our real estate debt investments. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors, along with those of our third-party servicers. Additionally, we and our Sponsor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Sponsor’s investment professionals, who are used by our Advisor, might encounter in allocating investment opportunities among us, our Sponsor and any affiliates of our Sponsor, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions and we may not generate sufficient cash flow from operations to fund distributions. Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceeded our MFFO, our Sponsor purchased shares of our common stock at $9.00 per share to provide additional cash to support distributions to stockholders and has, in fact, purchased $4.6 million of shares of our common stock as of December 31, 2013. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our distribution support agreement expired in July 2013. We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and stockholders’ overall return may be reduced.
Because we are dependent upon our Advisor and its affiliates to conduct our operations any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio. Our Advisor depends upon the fees and other compensation or reimbursement of costs that it receives from us in connection with the origination, acquisition, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

Our rights and the rights of stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.
If we do not successfully implement a liquidity transaction, stockholders may have to hold their investments for an indefinite period.
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel of our Sponsor that our Advisor uses to perform services on its behalf for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. In addition, once released by the escrow agent, the shares our Advisor receives as consideration for an internalization transaction may not be traded for a period of 180 days commencing on the date they are released by the escrow agent. The payment of such consideration could result in dilution of the interests of stockholders and could reduce the net income and MFFO attributable to our common stock.
Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under our advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that are borne by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and MFFO and may further dilute stockholders’ investments. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to stockholders and the value of our shares.
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
We depend on third-party contractors and vendors and our results of operations and the success of our business could suffer if our third-party contractors and vendors fail to perform or if we fail to manage them properly.
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
Risks Related to Conflicts of Interest
The fees we pay to affiliates in connection with the origination, acquisition and management of our investments, including to our Advisor, were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our organizational documents do not prevent us from selling assets to affiliates or from paying our Advisor a disposition fee related to such a sale.
If we sell an asset to an affiliate, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than an affiliate. Our charter only requires that a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to an affiliate. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or stockholders.
Our executive officers and our Sponsor’s key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Certain of our executive officers and our Sponsor’s key professionals who are used by our Advisor to perform services on our behalf, are also officers, directors, managers and key professionals of our Sponsor and other affiliated NorthStar entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Sponsor, including its investment committee, who performs services for our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;

•
originations and acquisitions of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from other NorthStar entities, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

•	sales of investments, which entitle our Advisor to disposition fees;

•	borrowings to originate or acquire CRE debt or securities investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Unit Holder to have its interest in our operating partnership redeemed;

•
whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Sponsor’s professionals performing services for us on behalf of our Advisor for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Sponsor; and

•	whether and when we seek to sell our company or its assets, which would entitle the Special Unit Holder to a subordinated distribution.
The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. In addition, the Special Unit Holder, an affiliate of our Advisor, may be entitled to certain distributions subject to our stockholders receiving an 8.00% cumulative, non-compounded annual pre-tax return. This may influence our Sponsor’s key professionals performing services on behalf of our Advisor to recommend riskier transactions to us.
Our Sponsor’s professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Our Advisor has no employees and relies on, among others, our Sponsor’s executive officers to perform services for us on behalf of our Advisor, including Messrs. Hamamoto, Gilbert, Tylis and Lieberman and Ms. Hess for the day-to-day operation of our business. Messrs. Hamamoto, Gilbert, Tylis and Lieberman and Ms. Hess are also executive officers of our Sponsor and other NorthStar entities. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Sponsor and other NorthStar entities and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Sponsor’s key investment professionals who perform services for us on behalf of our Advisor face conflicts of interest related to their positions and interests in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Our executive officers and our Sponsor’s key investment professionals, including members of its investment committee, who perform services for us on behalf of our Advisor are also executive officers, directors, managers and key investment professionals of our Sponsor and other affiliated NorthStar entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the Special Unit Holder, to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
Our Sponsor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders’ overall investment.
Our investment strategy is very similar to that of our Sponsor and other investment vehicles sponsored by our Sponsor, including NorthStar Real Estate Income II, Inc., or NorthStar Income II, and NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and therefore many investment opportunities that are suitable for us may also be suitable for our Sponsor and other NorthStar entities. When our Sponsor’s investment professionals direct an investment opportunity to our Sponsor, its affiliates or the investment vehicles it sponsors and us, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable in accordance with the investment allocation policy adopted by our board of directors. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Sponsor’s investment professionals may consider include, among other factors, the following:

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
If, after consideration of the relevant factors, our Sponsor determines that an investment is equally suitable for itself or another NorthStar entity, including us, the investment will be allocated among each of the applicable NorthStar entities, including us, on a rotating basis. If, after an investment has been allocated to us or another NorthStar entity, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Sponsor’s investment professionals, more appropriate for another NorthStar entity to fund the investment, our Sponsor may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Sponsor may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.
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
In addition, under this policy, our Sponsor’s investment professionals may consider the investment objectives and anticipated future pipeline of future investments of the investment vehicles that it sponsors. Because investing directly in senior housing facilities is not a focus of our strategy as it is for NorthStar Healthcare (although we have the ability to and may make such investments), our Sponsor may choose, for a variety of reasons, to source investment opportunities in the healthcare industry to NorthStar Healthcare rather than to us.
The decision of how any potential investment should be allocated among us, our Sponsor and other NorthStar entities for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by our Sponsor. Stockholders may not agree with the determination.  Our right to participate in the investment allocation process described above will terminate once we have fully invested the proceeds of our Offering or if we are no longer advised by an affiliate of our Sponsor.
Risks Related to Regulatory Matters and Our REIT Tax Status
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. In addition, any internal policies we establish to manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges starting in February 2014. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
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
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.
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
Most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
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
The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us.
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
If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Our Advisor is not registered and intends not to register as an investment adviser under the Investment Advisers Act, which could impact the types of investments that it recommends we make and cause us not to invest in opportunities that meet our investment criteria. If our Advisor is required to register, it could also hinder our operating performance and negatively impact stockholders’ return on their investment.
Our Advisor is not currently required to register as an investment adviser under the Investment Advisers Act. Furthermore, we believe if our Advisor manages our business consistent with the strategy adopted by our board of directors, our Advisor will not be required to register under the Investment Advisers Act even as a result of changes to the Investment Advisers Act implemented by the Dodd-Frank Act, which became effective in July 2011. Given the changes instituted by the Dodd-Frank Act, an investment adviser can be required to register with the SEC as an investment adviser if it has regulatory assets under management in excess of relevant statutory thresholds (or meets other statutory requirements), even if it manages only a single client. Whether an adviser has sufficient regulatory assets under management to require registration depends on the nature of the assets it manages.  In calculating regulatory assets under management, our Advisor must include the value of each “securities portfolio” it manages. If our investments were to constitute a “securities portfolio” under the Investment Advisers Act, then our Advisor would be required to register.  Specifically, our Advisor believes that our assets will not constitute a securities portfolio so long as a majority of our assets consist of loans we originate, real estate and cash and that our assets do not currently constitute a securities portfolio.  Since we do not believe our assets will constitute a securities portfolio, we do not believe we have any regulatory assets under management, and therefore do not need to register. Our Advisor intends to manage our investments, consistent with our strategy, so that they will continue to not constitute a securities portfolio in the future.  In so doing, it is possible that our Advisor could determine not to seek and recommend certain real estate debt and real estate securities available on the secondary market that we might otherwise consider.  In such a scenario, we may not invest in opportunities that could improve our operating performance and positively impact stockholders’ return on their investment.  If our board of directors determines to modify our strategy in such a way as to make it likely that our Advisor would be required to register under the Investment Advisers Act and our Advisor were required to register, it could also negatively impact our business because our Advisor would have to devote significant additional management time to such effort and would incur substantially greater costs to manage its business.  This additional management time could distract our Advisor from managing our business and our Advisor may also seek reimbursement of such additional costs from us, which could decrease stockholders’ return on their investment in us.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution opted out of these provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our charter includes an anti-takeover provision that may discourage a person from launching a mini-tender offer for our shares.
Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 15 business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
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
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2010. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year after we elect REIT status, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
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
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
We could fail to continue to qualify as a REIT if the Internal Revenue Services, or the IRS, successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Our mezzanine loans will typically not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests.
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
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.
Despite our qualification as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to stockholders. For example:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for example, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
We may fail to continue to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRP.
In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential.” A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For example, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying our REIT distribution requirements.
Stockholders participating in our DRP receive distributions in the form of shares of our common stock rather than in cash. Currently, the purchase price per share under our DRP is $9.50 per share. After 18 months from the completion of our Offering stage, which ended on July 1, 2013, the purchase price per share under our DRP will be 95% of the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we offer is intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock will not be susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the estimated value per share used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT unless the IRS were to provide relief.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the source of income requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property and for other reasons. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we will generally not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower.

In that event, if the debt is considered to be “publicly-traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholders’ investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.
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
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to as a result of a default on a debt investment or lease and for which we make a foreclosure property election, that include loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to a corporate income tax.

We also will not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For example, certain of our assets have been marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.
We currently own, and intend to continue to acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Distributions paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advise or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our real estate property investments are part of our real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our real estate equity investments as of December 31, 2013 (dollars in thousands, except for per square foot):

Location City, State	Square Footage	Percentage Occupied	Rent per Square Foot	Ownership Interest	Type	Lease Expiration Date(1)	Gross Carrying Value (2)	Borrowings	Net Cash Flow (3)

Farmington Hills, MI	701,718	97%	$7.16	90%	Multifamily	Various	$51,160	$43,000	$5,025
New Orleans, LA	354,661	98%	10.51	85%	Multifamily	Various	53,510	43,500	3,727
Kalamazoo, MI	278,412	92%	7.07	80%	Student Housing	Various	21,001	16,000	1,969
Total real estate	1,334,791	96%					$125,671	$102,500	$10,721
__________________________________________________________

(1)	All leases are short term in nature.

(2)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements. Refer to “Note 5. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(3)	Represents annualized actual rent and operating expenses from the acquisition date through December 31, 2013.
As of December 31, 2013, we had no properties with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2013, we had no single property with gross revenues equal to or greater than 10% of our total revenues.
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We are currently offering shares of our common stock pursuant to our DRP under an effective registration statement at a $9.50 purchase price. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required, pursuant to FINRA Rule 5110, to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2013. The basis for this valuation is that the most recent Offering price (excluding any discounts for certain categories of purchasers) in our Offering was $10.00 per share. However, there is currently no active public trading market for our shares of common stock and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their common shares or that they will be able to receive such amount for their common shares in the future. We expect to establish an estimated value per share within 18 months after the completion of our Offering stage on July 1, 2013.
Stockholders
As of March 10, 2014, we had 25,350 stockholders of record.
Distributions
The following table summarizes distributions declared for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2013
First Quarter	$7,728	$5,736	$13,464
Second Quarter	10,694	8,170	18,864
Third Quarter	12,644	10,213	22,857
Fourth Quarter	12,678	10,359	23,037
Total	$43,744	$34,478	$78,222

2012
First Quarter	$2,378	$1,502	$3,880
Second Quarter	3,307	2,293	5,600
Third Quarter	4,535	3,272	7,807
Fourth Quarter	6,088	4,547	10,635
Total	$16,308	$11,614	$27,922

2011
First Quarter	$527	$162	$689
Second Quarter	717	286	1,003
Third Quarter	1,035	458	1,493
Fourth Quarter	1,607	864	2,471
Total	$3,886	$1,770	$5,656
________________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distribution Reinvestment Plan
We adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under our DRP is $9.50. Once we establish an estimated value per share, shares issued pursuant to our DRP will be priced at 95% of the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from October 18, 2010 through December 31, 2013, we issued 4.7 million shares totaling $44.5 million of gross offering proceeds pursuant to our DRP. As of December 31, 2013, we recorded a distribution payable of $3.5 million related to the approved December cash distribution which was reinvested pursuant to our DRP in January 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended December 31, 2013, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	187,169	$9.60	(1)
November 1 to November 30	—	—	(1)
December 1 to December 31	—	—	(1)
Total	187,169	$9.60
_______________________________________________________

(1)
We adopted our Share Repurchase Program effective July 19, 2010, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the three months ended December 31, 2013, there were no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended December 31, 2013, we did not issue any equity securities that were not registered under the Securities Act.
Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

	Years Ended December 31,				For the Period from January 26, 2009 (inception) to December 31,
	2013	2012	2011	2010	2009
Operating Data:	(Dollars in thousands, except per share and distributions declared data)
Net interest income	$62,374	$21,302	$2,190	$685	$95
Other revenues	1,970	—	—	—	—
Expenses	31,355	6,569	1,324	979	—
Income (loss) from operations	32,989	14,733	866	(294)	95
Net income (loss)	61,017	15,304	1,598	1,630	682
Net income (loss) per share of common stock, basic/diluted	$0.63	$0.44	$0.22	$0.77	$5.98

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(Dollars in thousands)
Cash	$119,595	$213,727	$53,859	$20,405	$56
Real estate debt investments, net	1,074,773	514,058	72,937	—	—
Investments in private equity funds, at fair value	156,616	—	—	—	—
Operating real estate, net	125,168	—	—	—	—
Real estate securities, available for sale	66,450	29,582	34,746	31,264	1,620

Total assets	1,831,104	859,938	169,365	52,078	3,499
Total borrowings	637,752	250,812	24,061	24,061	—
Total liabilities	825,879	342,192	33,458	24,526	1,815
Total equity	1,005,225	517,746	135,907	27,552	1,684

	Years Ended December 31,				For the Period from January 26, 2009 (inception) to December 31,
	2013	2012	2011	2010	2009
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$66,600	$13,367	$1,325	$(106)	$54
Investing activities	(913,785)	(444,395)	(75,678)	(27,764)	(1,000)
Financing activities	753,053	590,896	107,807	48,219	1,002

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors included in Part I, Item 1A “Risk Factors” of this report. References to “we,’’ “us,’’ or “our’’ refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are an externally managed CRE finance and investment company formed primarily to originate, acquire and asset manage a diversified portfolio of CRE debt, select equity and securities investments. We commenced our operations in October 2010. We conduct substantially all of our operations and make investments through NorthStar Real Estate Income Trust Operating Partnership, LP, of which we are the sole general partner. We are externally managed by our Advisor, who is an affiliate of our Sponsor, and we have no employees. Our Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003. Our primary investment types are as follows:

•	Commercial Real Estate Debt—Our CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans as well as preferred equity interests.

•
Select Commercial Real Estate Equity —Our CRE equity investments include indirect interests in real estate through real estate private equity funds, or PE Investments, since the underlying collateral in the funds is primarily real estate, direct ownership in real estate and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•	Commercial Real Estate Securities—Our CRE securities investments include CMBS and may include unsecured REIT debt, CDO notes and other securities.
We believe that these investment types are complementary to each other due to overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.
On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company NSAM in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the SEC to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. We expect this transaction to have no impact on our operations.
We initially registered to offer up to 100,000,000 shares pursuant to our Primary Offering and up to 10,526,315 shares pursuant to our DRP. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to our DRP, we continue to offer shares beyond our Total Primary Offering.
From inception through March 10, 2014, we raised total gross proceeds of $1,155.7 million.
We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from net interest income on our CRE debt and securities investments and rental and other income from our real estate properties. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also seek to acquire investments which generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate FFO and MFFO (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.

Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. Several of the world’s largest central banks acted in a coordinated effort to stimulate growth through massive injections of liquidity in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the Federal Reserve will taper its stimulus efforts and this change has led to and may continue in the future result in an increase in interest rates on U.S. government bonds and interest rates more generally. However, the Federal Reserve has indicated it intends to keep short-term interest rates near zero until the unemployment rate stabilizes.
Partly as a result of this stimulus, the commercial real estate markets began to improve starting in 2012 and continued in 2013 and valuations are now nearing peak 2007 levels, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, debt ceiling, gridlock, Federal Reserve policy on stimulus, concern with emerging market economies and other matters and their impact to the U.S. economy. We expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced (it is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017) will continue to cause periodic volatility in the market for some time. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
The capital markets began opening up for us and our Sponsor in 2012 as evidenced by our Securitization Financing Transactions. Refer to Part I. Item 1. “Business - Financing Strategy” for additional details. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $100.0 billion of non-agency CMBS issuance in 2014.
The degree to which commercial real estate values continue to improve going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues. In addition, our originations and acquisitions of CRE debt, select equity and securities investments will reflect valuations that have already adjusted to post-recession pricing. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in real estate fundamentals.
Due to these market dynamics and our Advisor’s expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.
Our CRE debt business generally lends and borrows based on a spread to LIBOR. As a result, increasing LIBOR should increase the net interest earned from our CRE debt investments. However, most of our CRE debt investments have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors. The degree in which rates will increase is driven in a significant part by the actions of the Federal Reserve.
The value of our real estate portfolio could be adversely impacted by rising interest rates if that translates into rising cap rates. However, because the spread between the 10-year U.S. Treasury and cap rates is currently wider than the historical average, it is not certain that rising U.S. Treasury yields will cause significant upward pressure on cap rates. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in commercial real estate fundamentals. Weak economic conditions may negatively impact the creditworthiness of our tenants which could result in their inability to meet the terms of their leases.

Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrowers may have business plans to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. From inception through March 10, 2014, we raised total gross proceeds of $1,155.7 million. We also entered into our Term Loan Facilities that provide up to an aggregate of $390.0 million to finance the origination of CRE first mortgage loans and our CMBS facilities to make new investments in CMBS. In November 2012 and August 2013, we closed Securitization Financing Transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgages.
The following table presents our origination and acquisition activity in 2013 and from inception (dollars in thousands):

	Year		From Inception
	Ended		Through
	December 31, 2013		December 31, 2013
Investment Type:	Number	Principal Amount/Cost(1)	Number	Principal Amount/Cost (1)
CRE debt	17	$712,490	38	$1,260,557
PE Investments (2)	2	255,460	2	255,460
Real estate equity	3	137,524	3	137,524
CRE securities	4	73,967	10	133,398
Total	26	$1,179,441	53	$1,786,939
____________________________________________________________

(1)	Represents principal amount for real estate debt and securities and cost for real estate equity, which includes net purchase price allocation for intangibles and other assets acquired, if any.

(2)	Excludes contributions related to future funding commitments.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us and our subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. Allocations of net income (loss) may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for PE Investments. PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. We record the change in fair value for our share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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

Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles.
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (loss), or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of December 31, 2013, we did not have any CRE securities investments for which we elected the fair value option.
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
With respect to valuation for CRE securities, we generally obtain at least one quote from a pricing service or broker. Furthermore, we may use internal pricing models to establish arm’s length prices. Generally, the quote from the pricing service is used to determine fair value for the securities. The quotes are not adjusted. The pricing service uses market-based measurements based on valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including prices for similar assets, benchmark yield curves and market corroborated inputs such as contractual terms, discount rates for similar securities and credit (such as credit support and delinquency rates). We believe such broker quote is generally based on a market transaction of comparable securities.
To determine the fair value of CRE securities, we maintain a comprehensive quarterly process that includes a valuation committee comprised of senior members of our Advisor’s investment and accounting teams that is designed to enable management to ensure the prices used are representative of fair value and the instruments are properly classified pursuant to the fair value hierarchy.
Initially, a member of the investment team on the valuation committee reviews the prices at quarter end to ensure current market conditions are fairly presented. The investment team is able to assess these values because they are actively engaged in the market, reviewing bid lists, recent sales and frequently have discussions with various banks and other financial institutions regarding the state of the market. We then perform a variety of analyses to ensure the quotes are in a range which it believes to be representative of fair value and to validate the quotes obtained and used in determining the ultimate value used in the financial statements. At the portfolio level, we evaluate the overall change in fair value versus the overall change in the market. We review significant changes in fair value for individual instruments, both positive and negative, from the prior period. We perform back testing on any securities sold to validate the quotes used for the prior quarter. Where multiple quotes are available, we evaluate any large variance between the high and low price. We obtain any available market data that provides insight into the price through recent or comparable security trades, multiple broker bids and other pertinent information. This data may be available through the pricing service or based on data directly available to us. If as part of any of these processes, we are aware of data which we believe better supports the fair value, we challenge the quote provided by either the pricing service or broker. Any discrepancy identified from our processes are reviewed and resolved. The valuation committee approves the final prices. We believe these procedures are designed to enable us to estimate fair value.
Once we determine fair value of CRE securities, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with U.S. GAAP through our understanding of the valuation methodologies used by the pricing service via discussion with representatives of the pricing service and review of any documentation describing its valuation methodology.
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
Operating Real Estate
Rental and other income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2013, we did not have any impaired CRE debt investments.
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded as impairment on operating real estate in our consolidated statements of operations.
An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2013, we did not have any OTTI recorded on our CRE securities.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. We adopted the provisions of the update effective January 1, 2013 and it did not have a material impact on our consolidated financial statements.

Results of Operations
Comparison of the Year Ended December 31, 2013 to December 31, 2012 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$77,553	$24,601	$52,952	215.2%
Interest expense	15,179	3,299	11,880	360.1%
Net interest income	62,374	21,302	41,072	192.8%

Other revenues
Rental and other income	1,970	—	1,970	100.0%
Total other revenues	1,970	—	1,970	100.0%

Expenses
Asset management and other fees—related party	17,925	3,360	14,565	433.5%
Other interest expense	583	—	583	100.0%
Transaction costs	2,862	—	2,862	100.0%
Property operating expenses	823	—	823	100.0%
General and administrative	8,659	3,209	5,450	169.8%
Depreciation	503	—	503	100.0%
Total expenses	31,355	6,569	24,786	377.3%
Income (loss) from operations	32,989	14,733	18,256	123.9%
Equity in earnings (losses) of unconsolidated ventures	28,028	—	28,028	100.0%
Realized gain (loss) on investments and other	—	3,028	(3,028)	(100.0)%
Unrealized gain (loss) on investments and other	—	(2,457)	2,457	100.0%
Net income (loss)	$61,017	$15,304	$45,713	298.7%

Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2013			2012
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$850,120	$72,194	8.49%	$269,866	$23,276	8.63%
CRE securities	48,217	5,359	11.11%	21,920	1,325	6.04%
	$898,337	$77,553	8.63%	$291,786	$24,601	8.43%
Interest-bearing liabilities:
Credit facilities	$117,842	$5,971	5.07%	$68,822	$2,406	3.50%
Securitization bonds payable	277,739	9,208	3.32%	25,264	455	1.80%
Secured term loans	—	—	—%	9,625	438	4.55%
	$395,581	$15,179	3.84%	$103,711	$3,299	3.18%
Net interest income		$62,374			$21,302
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income increased $53.0 million, primarily attributable to increased investment activity.
Interest expense increased $11.9 million, primarily attributable to Securitization Financing Transactions and borrowings on our Credit Facilities.
Other Revenues
Rental and Other Income
Rental and other income increase was attributable to new acquisitions in our real estate equity segment.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $14.6 million primarily due to our increased capital raising and investment activity.
Other Interest Expense
Other interest expense increase was attributable to mortgage notes payable related to our new real estate equity investments.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. For the year ended December 31, 2013, transaction costs were $2.9 million related to our acquisition of PE Investments and properties in our real estate equity segment.
Property Operating Expenses
Property operating expenses increase was attributable to our new real estate equity investments.

General and Administrative
General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. The increase of $5.5 million in general and administrative expenses was primarily attributable to increases in our capital raising and investment activity.
Depreciation
Depreciation expense increase was primarily related to new acquisitions in our real estate equity segment.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings related to PE Investments increase was $28.6 million offset by a $0.6 million loss from our equity investment in the Milford hotel and retail component of the hotel.
Realized Gain (Loss) on Investments and Other
Realized gain decrease was related to the sale of two CRE securities in 2012.
Unrealized Gain (Loss) on Investments and Other
Unrealized loss decrease was related to the change in fair value on two CRE securities for which the fair value option was elected in 2012. We did not have investments in securities for which the fair value option was elected in 2013.
Comparison of the Year Ended December 31, 2012 to December 31, 2011 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Net interest income
Interest income	$24,601	$3,092	$21,509	695.6%
Interest expense	3,299	902	2,397	265.6%
Net interest income	21,302	2,190	19,112	872.8%
Expenses
Asset management and other fees —related party	3,360	265	3,095	1,165.8%
General and administrative	3,209	1,059	2,150	203.2%
Total expenses	6,569	1,324	5,245	396.2%
Income (loss) from operations	14,733	866	13,867	1,601.5%
Realized gain (loss) on investments and other	3,028	—	3,028	100.0%
Unrealized gain (loss) on investments and other	(2,457)	732	(3,189)	(435.5)%
Net income (loss)	$15,304	$1,598	$13,706	857.6%

Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2012 and 2011. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2012			2011
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield / Financing Cost(3)
Interest-earning assets:
CRE debt investments	$269,866	$23,276	8.63%	$25,331	$1,447	5.71%
CRE securities	21,920	1,325	6.04%	31,122	1,645	5.29%
	$291,786	$24,601	8.43%	$56,453	$3,092	5.48%
Interest-bearing liabilities:
Credit facilities	$68,822	$2,406	3.50%	$—	$—	—%
Securitization bonds payable	25,264	455	1.80%	—	—	—
Secured term loans	9,625	438	4.55%	24,061	902	3.75%
	$103,711	$3,299	3.18%	$24,061	$902	3.75%
Net interest income		$21,302			$2,190
_________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable, credit facilities and secured term loans. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income increased $21.5 million, primarily attributable to increased investment activity.
Interest expense increased $2.4 million, primarily attributable to Securitization Financing Transactions and borrowings on our Credit Facilities.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $3.1 million primarily due to our increased capital raising and investment activity.
General and Administrative
General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. The increase of $2.2 million in general and administrative expenses was primarily attributable to increases in our capital raising and investment activity.
Realized Gain (Loss) on Investments and Other
Realized gain increase in 2012 related to the sale of two CRE securities.
Unrealized Gain (Loss) on Investments and Other
Unrealized loss increase in 2012 related to the change in fair value on two CRE securities for which the fair value option was elected.
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

Securitization Financing Transactions
We entered into two Securitization Financing Transactions, that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. We expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of December 31, 2013, we have $711.5 million carrying value of CRE debt investments financed with $507.4 million of securitization bonds.
Securitization 2013-1
In August 2013, we closed our $531.5 million Securitization 2013-1. We, through our subsidiaries, initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount and our Sponsor, through its subsidiaries, transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. Our Sponsor did not retain any interest in such senior loans. Subsequent to the closing of Securitization 2013-1, we contributed three additional CRE debt investments with a $63.7 million aggregate principal balance. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.68%. We retained all of the below investment-grade bonds in Securitization 2013-1. The documents that govern Securitization 2013-1 require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test, (both as defined in the indenture) in order for us to receive regular cash flow distributions and defaults in our CRE debt investments, among other things, can negatively impact the OC and IC tests. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the investment-grade securitization bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our distributions and affect compliance with REIT requirements. We do not have similar requirements in Securitization 2012-1.
The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to December 31, 2013 (in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to December 31, 2013	91,431	1,128
While our Advisor devotes a significant amount of resources to managing our existing investments, including assets collateralizing Securitization 2013-1, maintaining compliance with these tests is not a certainty.
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
Credit Facilities
We currently have five Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Initial maturity dates of our Term Loan Facilities range from March 2014 to July 2015 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018. The advance rates and maturity dates of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
Offering
From inception through March 10, 2014, the Company raised total gross proceeds of $1,155.7 million.
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
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments. As of December 31, 2013, our leverage as a percentage of our cost of investments was 45.0% and is well below the maximum allowed by our charter.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and Offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering expenses through the completion of our Total Primary Offering was 10.7% of total proceeds raised from our Total Primary Offering, below the 15.0% maximum allowed. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. Effective July 19, 2013, the advisory agreement was renewed for one year to July 18, 2014.
Cash Flows
The following presents our consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2013	2012	2011
Operating activities	$66,600	$13,367	$1,325
Investing activities	(913,785)	(444,395)	(75,678)
Financing activities	753,053	590,896	107,807
Net increase (decrease) in cash	$(94,132)	$159,868	$33,454
Year Ended December 31, 2013 Compared to December 31, 2012
Net cash provided by operating activities was $66.6 million for the year ended December 31, 2013 compared to $13.4 million for the year ended December 31, 2012. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity and distributions from PE Investments, offset by fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses.
Net cash used in investing activities was $913.8 million for the year ended December 31, 2013 compared to $444.4 million for the year ended December 31, 2012. Net cash used in investing activities for the year ended December 31, 2013 related to the origination and acquisition of CRE debt investments, CRE securities, PE Investments and real estate equity investments offset by repayments on CRE debt investments, proceeds from the sale of a CRE debt investment and distributions from PE Investments. Net cash used in investing activities for the year ended December 31, 2012 related to the origination of CRE debt investments and the acquisition of CRE securities, offset by the sale of CRE securities.
Net cash provided by financing activities was $753.1 million for the year ended December 31, 2013 compared to $590.9 million for the year ended December 31, 2012. Net cash provided by financing activities in 2013 related to net proceeds from the issuance of common stock through our Offering, net proceeds from Securitization 2013-1, net borrowings under our Credit Facilities and borrowings from mortgage notes, offset by distributions paid on our common stock, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities in 2012 related to the net proceeds from the issuance of common stock through our Offering, net borrowings under our Credit Facilities and net proceeds from Securitization 2012-1, offset by the repayment of secured term loans, distributions paid on our common stock, share repurchases and the payment of deferred financing costs.
Year Ended December 31, 2012 Compared to December 31, 2011
Net cash provided by operating activities was $13.4 million for the year ended December 31, 2012 compared to $1.3 million for the year ended December 31, 2011. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to increased investment activity, offset by fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses.
Net cash used in investing activities was $444.4 million for the year ended December 31, 2012 compared to $75.7 million for the year ended December 31, 2011. Net cash used in investing activities for the year ended December 31, 2012 related to the origination of CRE debt investments and the acquisition of CRE securities, offset by the sale of CRE securities. Net cash used in investing activities for the year ended December 31, 2011 related to the origination of CRE debt investments and the acquisition of one CRE security.
Net cash provided by financing activities was $590.9 million for the year ended December 31, 2012 million compared to $107.8 million for the year ended December 31, 2011. Net cash provided by financing activities in 2012 related to the net proceeds from the issuance of common stock through our Offering, net borrowings under our Credit Facilities and net proceeds from Securitization 2012-1, offset by the repayment of secured term loans, distributions paid on our common stock, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities in 2011 related to net proceeds from the issuance of common stock through our Offering offset by distributions paid on our common stock and share repurchases.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2013 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization bonds payable	$507,359	$—	$—	$—	$507,359
Mortgage notes payable	102,500	—	—	—	102,500
Credit facilities	28,323	11,685	—	16,638	—
Estimated asset management fees (1)	188,705	18,870	37,741	37,741	94,353
Estimated interest payments (2)	121,094	19,687	42,249	34,702	24,456
Unfunded commitments	44,635	23,095	21,540	—	—
PE Investments (3)	13,000	13,000	—	—	—
Total	$1,005,616	$86,337	$101,530	$89,081	$728,668
___________________________________

(1)	Estimated asset management fees were calculated for the next ten years and assumes no additional investments.

(2)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR benchmark plus the respective spread as of December 31, 2013 was used to estimate payments for our floating-rate borrowings.

(3)	Includes an estimated $13.0 million associated with future fundings.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 4. “Investments in and Advances to Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Fees to Advisor
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
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee for a CRE debt investment from other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations.
Reimbursements to Advisor
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
Organization and Offering Costs
Our Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We were obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from our Primary Offering. Our Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from our Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from our Total Primary Offering, we incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company’s independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. We recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity. In addition, total underwriting compensation through the completion of our Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by FINRA.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the years ended December 31, 2013, 2012 and 2011 and the amount due to related party as of December 31, 2013 and 2012 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of
					December 31, 2013(1)	December 31, 2012
Type of Fee or Reimbursement	Financial Statement Location	2013	2012	2011
Fees to Advisor
Asset management	Asset management and other fees—related party	$13,600	$3,360	$265	$1,607	$559
Acquisition(2)	Real estate debt investments, net / Asset management and other fees—related party	10,194	4,753	728	—	—
Disposition(2)	Real estate debt investments, net	1,178	24	—	10	24
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	7,786	2,397	761	1,459	523
Organization	General and administrative expenses	62	470	246	—	113
Offering	Cost of capital (4)	2,989	5,564	1,600	—	2,151
Selling commissions /Dealer manager fees	Cost of capital(4)	49,511	42,385	12,024	—	—
Total(5)					$3,076	$3,370
___________________________________

(1)	For the year ended December 31, 2013, the aggregate amount of fees and all other costs paid to our Advisor was $23.9 million and $12.0 million, respectively.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to PE Investments are included in asset management and other fees—related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2013, our Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

(3)
As of December 31, 2013, our Advisor incurred unreimbursed operating costs on our behalf and $8.1 million is still allocable. For the year ended December 31, 2013, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 36.0% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(4)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2013, the ratio of offering costs to total capital raised was 10%.

(5)	Due to related party included $11.8 million related to PE Investment I as of December 31, 2012.
Sponsor Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In April 2012, our Distribution Support Agreement was extended until July 2013. For the year ended December 31, 2013, our Sponsor was not required to purchase shares in connection with our Distribution Support Agreement. For the years ended December 31, 2012 and 2011, our Sponsor purchased 254,778 and 253,202 shares, respectively, of our common stock for $2.3 million and $2.3 million, respectively. From inception through the expiration of our Distribution Support Agreement, our Sponsor purchased 507,980 shares of our common stock for $4.6 million under such commitment.
Securitization 2012-1
We entered into an agreement with our Sponsor that provides that both we and our Sponsor receive the economic benefit and bear the economic risk associated with the investments each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of us and our Sponsor is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of us or our Sponsor. In the event that either we or our Sponsor suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by us or our Sponsor, as the case may be, prior to the investment-grade bondholders of Securitization 2012-1. An affiliate of our Sponsor was named special servicer for Securitization 2012-1.
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
PE Investments
In connection with PE Investments, we guaranteed all of our funding obligations that may be due and owed under the governing documents indirectly through an indemnification with our Sponsor, which in turn guaranteed the obligations directly to the PE Investment entities. We and our Sponsor each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by us and our Sponsor. We and our Sponsor further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by us or our Sponsor, as the case may be.
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
Recent Developments
Distribution Reinvestment Plan
From January 1, 2014 through March 10, 2014, we issued 1.1 million shares of common stock pursuant to our DRP raising proceeds of $10.2 million. As of March 10, 2014, 12.5 million shares were available to be issued pursuant to our DRP.
Distributions
On March 5, 2014, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended June 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2014 through March 10, 2014, we repurchased 0.2 million shares for a total of $1.9 million or a weighted average price of $9.52 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.
Investments
Subsequent to December 31, 2013, we originated one mezzanine loan with a $12.0 million principal amount and sold a $17.5 million participation in a mezzanine loan.

Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates. Substantially all of the leases at our multifamily and student housing properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation on our multifamily and student housing properties.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the NAREIT as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when they may seek to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, almost always, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are considered expenses and are included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
Due to certain of the unique features of publicly-registered, non-traded REITs the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us.
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
We compute MFFO in accordance with the definition established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting the expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. A property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life.
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$61,271	$15,304	$1,598
Adjustments:
Depreciation and amortization (1)	1,120	—	—
Depreciation and amortization related to non-controlling interests	(63)	—	—
Funds from operations	62,328	15,304	1,598
Modified funds from operations:
Funds from operations	62,328	15,304	1,598
Amortization of premiums, discounts and fees on investments and borrowings, net	6,429	470	85
Acquisition fees on investments	6,722	—	—
Realized (gain) loss on investments and other	—	(3,028)	—
Unrealized (gain) loss from fair value adjustments	—	2,457	(732)
Modified funds from operations	$75,479	$15,203	$951
______________________________________________________

(1)	Includes depreciation and amortization from unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through December 31, 2013, we have paid distributions at an annualized distribution rate of 8.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the dividend has accrued.

The following table presents distributions declared for the years ended December 31, 2013 and 2012 and the period from inception through December 31, 2013 (dollars in thousands):

	Distributions(1)			Cash Flow Provided by Operations	Funds from Operations
Period	Cash	DRP	Total
Year ended December 31, 2013	$43,744	$34,478	$78,222	$66,600	$62,328
Year ended December 31, 2012	16,308	11,614	27,922	13,367	15,304
Inception through December 31, 2013(2)	65,329	48,040	113,369	80,935	81,540
______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to our Merger Transaction. From inception through December 31, 2013, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $24.7 million, of which $4.6 million related to shares purchased by our Sponsor pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

The distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by our Sponsor. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations.
As of December 31, 2013, our portfolio generated a current yield on invested equity of 8.1%, net of expenses and including uninvested cash (our portfolio generated a 14.6% current yield on invested equity before expenses and excluding uninvested cash). There is no assurance we will realize the expected returns on invested equity over the term of these investments.  Our actual return on invested equity could vary significantly from our expectations.
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
Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, most of our floating-rate CRE debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from these investments.
Changes in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
Our general financing strategy has focused on the use of “match funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of December 31, 2013, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would decrease net income by $1.9 million annually.

Credit Spread Risk
The value of our fixed and floating-rate investments also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2013, no CRE debt investment contributed more than 10.0% of interest income.
We are subject to the credit risk of the borrower when we make CRE debt and securities investments. We undertake a rigorous credit evaluation of each borrower prior to making an investment. This analysis includes an extensive due diligence investigation of the borrower’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the borrower’s core business operations.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Real Estate Income Trust, Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Real Estate Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP

New York, New York
March 11, 2014

       NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2013	2012
Assets
Cash	$119,595	$213,727
Restricted cash	223,002	72,265
Real estate debt investments, net	1,074,773	514,058
Real estate debt investments, held for sale	17,500	—
Investments in private equity funds, at fair value (refer to Note 4)	156,616	—
Operating real estate, net	125,168	—
Real estate securities, available for sale	66,450	29,582
Receivables, net	30,500	4,654
Deferred costs and other assets, net	17,500	25,652
Total assets	$1,831,104	$859,938
Liabilities
Securitization bonds payable	$506,929	$124,491
Mortgage notes payable	102,500	—
Credit facilities	28,323	126,321
Due to related party	3,076	15,165
Accounts payable and accrued expenses	3,843	463
Escrow deposits payable	172,623	71,847
Distribution payable	7,782	3,905
Other liabilities	803	—
Total liabilities	825,879	342,192
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 114,536,134 and 60,204,641 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1,145	602
Additional paid-in capital	1,019,348	532,617
Retained earnings (accumulated deficit)	(32,886)	(15,935)
Accumulated other comprehensive income (loss)	13,044	458
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,000,651	517,742
Non-controlling interests	4,574	4
Total equity	1,005,225	517,746
Total liabilities and equity	$1,831,104	$859,938

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2013	2012	2011
Net interest income
Interest income	$77,553	$24,601	$3,092
Interest expense	15,179	3,299	902
Net interest income	62,374	21,302	2,190

Other revenues
Rental and other income	1,970	—	—
Total other revenues	1,970	—	—

Expenses
Asset management and other fees—related party	17,925	3,360	265
Other interest expense	583	—	—
Transaction costs	2,862	—	—
Property operating expenses	823	—	—
General and administrative expenses (refer to Note 8)	8,659	3,209	1,059
Depreciation	503	—	—
Total expenses	31,355	6,569	1,324
Income (loss) from operations	32,989	14,733	866
Equity in earnings (losses) of unconsolidated ventures	28,028	—	—
Realized gain (loss) on investments and other	—	3,028	—
Unrealized gain (loss) on investments and other	—	(2,457)	732
Net income (loss)	61,017	15,304	1,598
Net (income) loss attributable to non-controlling interests	254	—	—
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$61,271	$15,304	$1,598
Net income (loss) per share of common stock, basic/diluted	$0.63	$0.44	$0.22
Weighted average number of shares of common stock outstanding, basic/diluted	97,827,244	34,928,761	7,118,918

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$61,017	$15,304	$1,598
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	12,586	365	93
Total other comprehensive income (loss)	12,586	365	93
Comprehensive income (loss)	73,603	15,669	1,691
Net (income) loss attributable to non-controlling interests	254	—	—
Other comprehensive (income) loss attributable to non-controlling interests	—	—	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$73,857	$15,669	$1,691

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2010	3,193	$32	$26,775	$741	$—	$27,548	$4	$27,552
Net proceeds from issuance of common stock	12,508	125	110,843	—	—	110,968	—	110,968
Proceeds from distribution reinvestment plan	153	2	1,454	—	—	1,456	—	1,456
Shares redeemed for cash	(15)	—	(147)	—	—	(147)	—	(147)
Issuance and amortization of equity-based compensation	8	—	43	—	—	43	—	43
Other comprehensive income (loss)	—	—	—	—	93	93	—	93
Distributions declared	—	—	—	(5,656)	—	(5,656)	—	(5,656)
Net income (loss)	—	—	—	1,598	—	1,598	—	1,598
Balance as of December 31, 2011	15,847	$159	$138,968	$(3,317)	$93	$135,903	$4	$135,907
Net proceeds from issuance of common stock	43,407	433	384,665	—	—	385,098	—	385,098
Proceeds from distribution reinvestment plan	1,085	11	10,294	—	—	10,305	—	10,305
Shares redeemed for cash	(142)	(1)	(1,370)	—	—	(1,371)	—	(1,371)
Issuance and amortization of equity-based compensation	8	—	60	—	—	60	—	60
Other comprehensive income (loss)	—	—	—	—	365	365	—	365
Distributions declared	—	—	—	(27,922)	—	(27,922)	—	(27,922)
Net income (loss)	—	—	—	15,304	—	15,304	—	15,304
Balance as of December 31, 2012	60,205	$602	$532,617	$(15,935)	$458	$517,742	$4	$517,746
Net proceeds from issuance of common stock	51,475	$515	$459,710	$—	$—	$460,225	$—	$460,225
Non-controlling interests - contributions	—	—	—	—	—	—	4,824	4,824
Proceeds from distribution reinvestment plan	3,438	34	32,615	—	—	32,649	—	32,649
Shares redeemed for cash	(593)	(6)	(5,688)	—	—	(5,694)	—	(5,694)
Issuance and amortization of equity-based compensation	11	—	94	—	—	94	—	94
Other comprehensive income (loss)	—	—	—	—	12,586	12,586	—	12,586
Distributions declared	—	—	—	(78,222)	—	(78,222)	—	(78,222)
Net income (loss)	—	—	—	61,271	—	61,271	(254)	61,017
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$61,017	$15,304	$1,598
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	(28,028)	—	—
Depreciation	503	—	—
Amortization/accretion of premium, discount and fees on investments and borrowings, net	3,171	470	85
Amortization of deferred financing costs	3,258	391	11
Interest accretion on investments	140	(301)	—
Distributions from PE Investments (refer to Note 4)	28,665	—	—
Realized (gain) loss on investments and other	—	(3,028)	—
Unrealized (gain) loss on investments and other	—	2,457	(732)
Amortization of equity-based compensation	94	60	43
Changes in assets and liabilities:
Restricted cash	(903)	(417)	—
Receivables, net	(3,227)	(1,524)	(205)
Deferred costs and other assets	(1,047)	—	—
Due to related party	1,857	(94)	207
Accounts payable and accrued expenses	297	49	318
Other liabilities	803	—	—
Net cash provided by (used in) operating activities	66,600	13,367	1,325
Cash flows from investing activities:
Origination of real estate debt investments, net	(615,430)	(445,630)	(72,958)
Acquisition of real estate debt investments, related party	(79,095)	—	—
Repayments on real estate debt investments	59,184	4,750	—
Proceeds from sales of real estate debt investments	41,383	—	—
Acquisition of operating real estate, net	(125,671)	—	—
Investments in PE Investments (refer to Note 4)	(204,192)	—	—
Distributions from PE Investments (refer to Note 4)	41,130	—	—
Acquisition of real estate securities, available for sale	(23,285)	(26,144)	(2,720)
Proceeds from sales of real estate securities, available for sale	—	32,379	—
Purchase of derivative instrument	—	(9,750)	—
Change in restricted cash	(6,450)	—	—
Deferred costs and other assets, net	(1,359)	—	—
Net cash provided by (used in) investing activities	(913,785)	(444,395)	(75,678)
Cash flows from financing activities:
Net proceeds from issuance of common stock	460,094	382,937	109,087
Proceeds from issuance of common stock, related party	—	2,293	2,279
Proceeds from distribution reinvestment plan	32,649	10,305	1,456
Shares redeemed for cash	(5,694)	(1,371)	(147)
Distributions paid on common stock	(74,345)	(25,013)	(4,868)
Repayment of secured term loans	—	(24,061)	—
Borrowings from credit facilities	99,550	244,048	—
Repayments of credit facilities	(197,548)	(117,727)	—
Proceeds from securitization bonds	382,046	129,216	—
Repayment of securitization bonds	—	(4,750)	—
Borrowings from mortgage notes	102,500	—	—
Increase in restricted cash	(42,608)	—	—
Payment of deferred financing costs	(8,415)	(4,981)	—
Contributions from non-controlling interests	4,824	—	—
Net cash provided by (used in) financing activities	753,053	590,896	107,807
Net increase (decrease) in cash	(94,132)	159,868	33,454
Cash—beginning of period	213,727	53,859	20,405
Cash—end of period	$119,595	$213,727	$53,859
See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,751	$2,700	$892
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$100,776	$65,148	$6,699
Due to related party	—	11,795	—
Distribution payable	7,782	3,905	996
Accrued cost of capital	—	2,373	1,016
Non-cash related to PE Investments (refer to Note 4)	6,446	—	—
CRE debt investment payoff due from servicer	15,107	—	—
Subscriptions receivable, gross	—	2,241	842

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed in January 2009 as a Maryland corporation. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s indirect interests in real estate through real estate private equity funds (“PE Investments”) and direct ownership in properties, which may be owned through joint ventures, that may or may not be structurally senior to a third-party partner’s equity. CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company elected to qualify as a REIT beginning with the taxable year ended December 31, 2010.
The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the “Advisor”) and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the “Sponsor”) to manage the business. The Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange (the “NYSE”) and was formed in October 2003.
On December 10, 2013, the Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company, NorthStar Asset Management Group Inc., (“NSAM”), in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and the Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, the Advisor will be a subsidiary of NSAM. The Company expects this transaction to have no impact on its operations.
Substantially all business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2013 and 2012. As the Company accepted subscriptions for shares, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of December 31, 2013, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company initially registered to offer up to 100,000,000 shares pursuant to the primary offering (the “Primary Offering”) and up to 10,526,315 shares pursuant to the distribution reinvestment plan (the “DRP”) and are herein collectively referred to as the Offering. In April 2013, the board of directors of the Company authorized the reallocation of shares available from the DRP to the Primary Offering. The Primary Offering (including 7.6 million shares reallocated from the DRP, the “Total Primary Offering”) was completed on July 1, 2013 and all of the shares initially registered for the Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to the DRP, the Company continues to offer shares beyond the Total Primary Offering.
From inception through March 10, 2014, the Company raised total gross proceeds of $1,155.7 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company evaluates its CRE debt and securities, investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2013, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $36.1 million as of December 31, 2013. The Company’s maximum exposure to loss as of December 31, 2013 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of December 31, 2013. The Company did not provide financial support to its unconsolidated VIE during the year ended December 31, 2013. As of December 31, 2013, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.
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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. Allocations of net income (loss) may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments in joint ventures that own limited partnership interests in real estate private equity funds (“PE Investments”). PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. The Company records the change in fair value for its share of the projected future cash flow of PE Investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Cash
The Company considers all highly-liquid investments with a remaining maturity date of three months or less to be cash. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses on cash.
Restricted Cash
Restricted cash consists of amounts related to operating real estate (escrows for taxes, insurance, capital expenditures, tenant security deposits, payments required under certain lease agreements), loan origination (escrow deposits) and the Company’s securitization financing transactions (cash pending investment of $42.6 million).
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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building (fee interest)	30 to 40 years
Building improvements	Lesser of the useful life or remaining life of the building
Building (leasehold interest)	Lesser of 40 years or remaining term of the lease
Tenant improvements	Lesser of the useful life or remaining term of the lease
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of December 31, 2013, the Company did not have any CRE securities investments for which it elected the fair value option.
Deferred Costs
Deferred costs include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and is recorded to depreciation and amortization in the consolidated statements of operations.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2013, total acquisition fees and expenses did not exceed the allowed limit. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.

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
Operating Real Estate
Rental and other income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2013, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions, asset and tenant specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded as impairment on operating real estate in the consolidated statements of operations.
An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2013, the Company did not have any OTTI recorded on its CRE securities.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of December 31, 2013, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $6.0 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 12 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of December 31, 2013.
Organization and Offering Costs

The Advisor, or its affiliates, was entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Total Primary Offering. The Advisor initially expected reimbursable organization and offering costs would not exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from the Total Primary Offering, the Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company recorded organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs were recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.
Income Taxes
The Company has elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company has assessed its tax positions for all open tax years, which include 2010 to 2013, and concluded there were no material uncertainties to be recognized.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The Company adopted the provisions of the update effective January 1, 2013 and it did not have a material impact on the consolidated financial statements.

3.	Real Estate Debt Investments
The following table presents CRE debt investments, which were predominantly originated by the Company, as of December 31, 2013 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount(1)	Carrying Value(2)(3)	Allocation by Investment Type (4)	Fixed Rate Loans	Spread Over LIBOR Loans(5)	Total Unleveraged Current Yield
First mortgage loans	30	$973,380	$957,427	85.7%	12.96%	7.36%	7.72%	94.8%
Mezzanine loans	2	128,693	101,596	11.4%	—%	13.49%	13.61%	100.0%
Subordinate mortgage interests	1	33,250	33,250	2.9%	13.11%	—%	13.24%	—%
Total/Weighted average	33	$1,135,323	$1,092,273	100.0%	13.02%	7.97%	8.43%	92.4%
__________________________________________________________

(1)	Includes future funding commitments of $44.6 million and a $17.5 million mezzanine loan participation classified as held for sale.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $711.5 million for Securitization Financing Transactions (including $42.6 million of cash pending investment, all of which was invested subsequent to December 31, 2013) and $30.9 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Includes a $17.5 million mezzanine loan participation classified as held for sale.

(4)	Based on principal amount.

(5)	The majority of the Company’s floating-rate loans are subject to a fixed minimum LIBOR rate (“LIBOR floor”). As of December 31, 2013, the weighted average LIBOR floor was 1.07%.
In April 2013, the Company, together with the Sponsor, originated a $255.0 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza Hotel (“Milford”) located in the epicenter of Times Square, New York City. In addition, the investment includes an aggregate 35.0% interest in the Milford hotel and retail component of the hotel. Refer to Note 4 for further disclosure. Initially, the Company funded $89.3 million of the investment and the Sponsor funded the remaining $165.7 million.
In the third quarter 2013, the senior portion of the Milford loan was financed in Securitization 2013-1. The remainder of the Milford loan was retained by the Company, together with the Sponsor, and is held unleveraged in a general partnership (“Milford Loan JV”). Both the Company and the Sponsor are the general partners. The Sponsor is the designated partner. The Milford Loan JV is considered a voting interest entity and is not consolidated due to the substantive participating and kick-out rights held by the Company. The Company and the Sponsor each control their proportionate interest in the Milford Loan JV. Accordingly, the Company records its respective CRE debt investment on its consolidated balance sheets.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents CRE debt investments, all of which have been directly originated by the Company, as of December 31, 2012 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type (3)	Fixed Rate Loans	Spread over LIBOR Loans (4)	Total Unleveraged Current Yield
First mortgage loans	18	$486,992	$476,717	89.6%	13.25%	6.14%	8.22%	89.5%
Mezzanine loans	2	56,627	37,341	10.4%	11.50%	10.00%	12.12%	8.2%
Total/Weighted average	20	$543,619	$514,058	100.0%	12.47%	6.18%	8.50%	81.0%
__________________________________________________________

(1)	Includes future funding commitments of $29.8 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $194.5 million for Securitization Financing Transactions and $197.6 million for Term Loan Facilities. The remainder is unleveraged.

(3)	Based on principal amount.

(4)	All floating-rate loans are subject to a LIBOR floor. As of December 31, 2012, the weighted average LIBOR floor was 1.61%.
The following table presents maturities of CRE debt investments based on principal amount as of December 31, 2013 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Years Ending December 31:
2014	$176,862	$—
2015	393,741	12,480
2016	313,600	184,405
2017	104,800	373,718
2018	—	313,600
Thereafter	146,320	251,120
Total	$1,135,323	$1,135,323
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.
As of December 31, 2013, the weighted average maturity, including extensions, of CRE debt investments is 4.5 years.

Credit Quality Monitoring
CRE debt investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality debt investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality debt investment that is not performing, which the Company defines as a loan in maturity default and/or past due at least 90 days on its contractual debt service payments, as a non-performing loan (“NPL”). The Company’s definition of an NPL may differ from that of other companies that track NPLs.
As of December 31, 2013, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the year ended December 31, 2013, no CRE debt investment contributed more than 10.0% of interest income.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in and Advances to Unconsolidated Ventures
Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE investments indirectly through unconsolidated ventures (“PE Investment I”) and (“PE Investment II”), which are recorded as investments in private equity funds at fair value on the consolidated balance sheets.
The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. Both PE Investments are considered voting interest entities. They are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds.
PE Investment I
In February 2013, the Company completed the initial closing (“PE I Initial Closing”) of PE Investment I, which through a preferred investment, owns a portfolio of limited partnership interests in real estate private equity funds managed by institutional-quality sponsors. Pursuant to the terms of the agreement, at the PE I Initial Closing, the full purchase price was funded, excluding future capital commitments. Accordingly, the Company funded $118.0 million and the Sponsor (together with the Company, the “NorthStar Entities”) funded $282.1 million. The NorthStar Entities have an aggregate ownership interest in PE Investment I of 51.0%, of which the Company owns 29.5% and the Sponsor owns 70.5%. Teachers Insurance and Annuity Association of America (the “Class B Partner”) contributed its interests in 49 funds subject to the transaction in exchange for all of the Class B partnership interests in PE Investment I.
PE Investment I provides for all cash distributions on a priority basis to the NorthStar Entities as follows: (i) first, 85.0% to the NorthStar Entities and 15.0% to the Class B Partner until the NorthStar Entities receive a 1.5x multiple on all of their invested capital, including amounts funded in connection with future capital commitments; (ii) second, 15.0% to the NorthStar Entities and 85.0% to the Class B Partner until the Class B Partner receives a return of its then remaining June 30, 2012 capital; and (iii) third, 51.0% to the NorthStar Entities and 49.0% to the Class B Partner. All amounts paid to and received by the NorthStar Entities are based on each partner’s proportionate interest.
Since the Company was contractually entitled to its proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date fund interests were transferred to PE Investment I, at the PE I Initial Closing, the Company recorded its proportional share of all distributions received since June 30, 2012. As of December 31, 2013, the carrying value of the investment in PE Investment I was $94.7 million. From PE I Initial Closing through December 31, 2013, the Company recognized $22.5 million of equity in earnings. From PE I Initial Closing through December 31, 2013, the Company received $54.5 million of net distributions and made $8.7 million of contributions related to PE Investment I. As of December 31, 2013, the Company’s estimated future capital commitments to the fund interests in PE Investment I would be approximately $7.0 million.
PE Investment II
In June 2013, the Company, the Sponsor and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported net asset value (“NAV”) acquired was $916.2 million as of September 30, 2012. The Company, the Sponsor and the Vintage Funds each have an ownership interest in PE Investment II of 15.0%, 70.0% and 15.0%, respectively. All amounts paid and received will be based on each Partner’s proportionate interest.
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the fourth year after the first day of the fiscal quarter following the closing date of each fund interest. The Company’s share of the Initial Amount and the Deferred Amount represents $75.7 million and $61.7 million, respectively. The Company funded all of its proportionate share of the Initial Amount at the initial closing (“PE II Initial Closing”) on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PE Investment II is entitled to receive all cash distributions from September 30, 2012 through the quarter in which each fund interest closed and is obligated to fund all capital contributions from September 30, 2012. At each closing, there was a “true up” for any distributions received and any contributions made by PE II Seller from the contributed funds since September 30, 2012.
Beginning on the first day of the full fiscal quarter following the closing date of each fund interest and for a period of three years thereafter, distributions will be made to PE Investment II on a priority basis as follows: 85.0% to PE Investment II and 15.0% to PE II Seller, provided that at the end of each such fiscal year, PE Investment II will pay amounts, if any, necessary to reduce the Deferred Amount by 15.0% of the then outstanding Deferred Amount (the “Amortization Amount”) to the extent distributions to PE II Seller during each such year were less than the Amortization Amount for such year.
In the fourth year following the applicable closing date, distributions will be split equally between PE Investment II and PE II Seller. At the conclusion of that four-year period, PE Investment II will be required to pay to PE II Seller the Deferred Amount less: (i) any distributions received by PE II Seller during such four-year period; and (ii) any Amortization Amounts received by PE II Seller during such four-year period. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.
The Company guaranteed all of its funding obligations that may be due and owed under PE Investment II agreements directly to PE Investment II entities. The Company and the Sponsor each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and the Sponsor. The Company and the Sponsor further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or the Sponsor as the case may be.
From PE II Initial Closing through December 31, 2013, the Company recognized $6.2 million of equity in earnings. From PE II Initial Closing through December 31, 2013, the Company received $22.5 million of net distributions and made $2.5 million of contributions related to PE Investment II. As of December 31, 2013, the carrying value of the investment in PE Investment II was $61.9 million. As of December 31, 2013, the Company’s estimated future capital commitments to the fund interests in PE Investment II would be approximately $6.0 million.
Other
In connection with the Milford loan, the Company and the Sponsor have an aggregate 35.0% interest in the Milford hotel and retail component of the hotel, of which the Company owns 35.0% and the Sponsor owns 65.0%. There was no carrying value as of December 31, 2013. For the year ended December 31, 2013, the Company recognized $0.6 million of equity in losses.
Summarized Financial Data
The combined balance sheet and statement of operations for the unconsolidated ventures, including PE Investments, as of and for the year ended December 31, 2013 are as follows (dollars in thousands):

	December 31, 2013		Year Ended December 31, 2013
Assets
Operating real estate	$245,419	Total revenues	$190,223
Investments in private equity funds	1,517,222
Other assets	165,503
Total assets	1,928,144
		Operating expenses	48,078
Liabilities and equity		Interest expense	19,213
Mortgages and other notes payable	$463,672	Depreciation and amortization	6,805
Other liabilities	556,072	Total expenses	74,096
Equity	908,400
Total liabilities and equity	$1,928,144	Net income (loss)	$116,127
Net investment in unconsolidated ventures	$156,616	Company’s equity in net income of unconsolidated ventures	$28,028

The Company did not have any unconsolidated ventures for the years ended December 31, 2012 and 2011.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Operating Real Estate
The following table summarizes operating real estate acquisitions for the year ended December 31, 2013:

2013
Land	$7,800
Buildings and improvements	117,858
Furniture and fixtures	13
Subtotal	125,671
Less: Accumulated depreciation	(503)
Operating real estate, net	$125,168

The following table summarizes real estate acquisitions for the year ended December 31, 2013 (dollars in thousands):

Location City, State	Property Type	Ownership %	Date Acquired	Cost
New Orleans, LA	Multifamily	85%	Nov-13	$57,643
Farmington Hills, MI	Multifamily	90%	Nov-13	56,941
Kalamazoo, MI	Student Housing	80%	Dec-13	22,940
Total				$137,524
For the year ended December 31, 2013, depreciation expense was $0.5 million.
Multifamily Investments
In November 2013, the Company, through a joint venture with a private investor, acquired a multifamily property with 437 units, located in Louisiana ("Multifamily Property 1"), for $57.6 million. Multifamily Property 1 was financed with a non-recourse mortgage of $43.5 million. The Company contributed $12.0 million of equity for a 85.0% interest in Multifamily Property 1.
In November 2013, the Company, through a joint venture with a private investor, acquired a multifamily property with 981 units, located in Michigan ("Multifamily Property 2"), for $56.9 million. Multifamily Property 2 was financed with a non-recourse mortgage of $43.0 million. The Company contributed $12.6 million of equity for a 90.0% interest in Multifamily Property 2.
Student Housing Investment
In December 2013, the Company, through a joint venture with a private investor, acquired a student housing property with 876 beds, located in Michigan ("Student Housing Property"), for $22.9 million. Student Housing Property was financed with a non-recourse mortgage of $16.0 million. The Company contributed $5.5 million of equity for a 80.0% interest in Student Housing Property.
The Company estimated the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition) for acquisitions in 2013 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land	$7,800
Buildings	117,349
Other assets acquired (1)	12,375
Total assets acquired	$137,524
Liabilities:
Mortgage notes payable	$102,500
Other liabilities assumed (2)	839
Total liabilities	103,339
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	29,361
Non-controlling interests	4,824
Total equity	34,185
Total liabilities and equity	$137,524
____________________________________________________________

(1)	Primarily includes escrows, deferred financing costs and restricted cash.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Primarily includes prepaid rent and security deposits.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CRE securities (dollars in thousands):

							Weighted Average
		Principal Amount (1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
CMBS:	Number			Gain	(Loss)		Coupon (2)
December 31, 2013	8	$104,542	$53,406	$13,373	$(329)	$66,450	4.53%	9.07%
December 31, 2012	4	$30,575	$29,124	$458	$—	$29,582	5.39%	5.71%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $17.8 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized gains in OCI for the years ended December 31, 2013, 2012 and 2011 of $12.6 million, $0.4 million and $0.1 million, respectively. The Company held two securities with an aggregate carrying value of $17.8 million with an unrealized loss of $0.3 million as of December 31, 2013 and both were in an unrealized loss position for a period of less than 12 months.
As of December 31, 2013, the weighted average contractual maturity of CRE securities was 33 years with an expected maturity of 7.9 years.

7.	Borrowings
The following table presents borrowings as of December 31, 2013 and 2012 (dollars in thousands):

				December 31, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1	Non-recourse	Aug-29	LIBOR + 2.68%	$382,700	$382,250	$—	$—
Securitization 2012-1	Non-recourse	Aug-29	LIBOR + 1.66%	124,659	124,679	124,659	124,491
Subtotal securitization bonds payable				507,359	506,929	124,659	124,491

Mortgage notes payable
MF 1 Senior Mortgage	Non-recourse	Dec-23	4.84%	$43,500	$43,500	$—	$—
MF 2 Senior Mortgage	Non-recourse	Dec-23	4.94%	43,000	43,000	—	—
SH Senior Mortgage	Non-recourse	Jan-24	5.15%	16,000	16,000	—	—
Subtotal mortgage notes payable				102,500	102,500	—	—

Credit facilities
Loan Facility 1	Partial Recourse(2)	Feb-16(3)	N/A (4)	—	—	32,836	32,836
Loan Facility 2	Partial Recourse(5)	Jul-17(6)	N/A (7)	—	—	54,950	54,950
Loan Facility 3	Non-recourse	Jul-18(8)	5.24% (9)	16,638	16,638	26,850	26,850
Loan Facility 4	Partial Recourse(10)	Mar-18(11)	N/A (12)	—	—	—	—
CMBS Facilities	Recourse	(13)	1.58%	11,685	11,685	11,685	11,685
Subtotal credit facilities				28,323	28,323	126,321	126,321
Grand Total				$638,182	$637,752	$250,980	$250,812
_____________________________________________________

(1)	Represents the weighted average as of December 31, 2013.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Recourse solely with respect to 25.0% of “core” assets and 100% of “flex” assets, which may only represent 25.0% of the total credit facility, as such terms are defined in the governing documents.

(3)
The initial maturity date is February 28, 2014, with two, one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents. The Company terminated Loan Facility 1 in January 2014.

(4)	The contractual interest rate depends upon asset type, subject to adjustment, and ranged from one-month LIBOR plus 2.5% to 3.0%.

(5)
Recourse solely with respect to 25.0% of the repurchase price for purchased assets with a lender debt yield equal to or greater than 10% at the time of financing plus 100% of the repurchase price for purchased assets with a lender debt yield less than 10% at the time of financing.

(6)
The initial maturity date is July 18, 2014, with three, one-year extensions available at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

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

(12)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%.

(13)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.
The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2013 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
Years Ending December 31:
2014	$11,685	$—	$—	$11,685
2015	—	—	—	—
2016	—	—	—	—
2017	—	—	—	—
2018	16,638	—	—	16,638
Thereafter	609,859	507,359	102,500	—
Total	$638,182	$507,359	$102,500	$28,323
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and the Sponsor.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed three additional CRE debt investments with a $63.7 million aggregate principal balance. The Sponsor transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. The Sponsor did not retain any interest in such senior loans. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.68%.  The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction (“Securitization 2012-1”) collateralized by CRE debt investments originated by the Company and the Sponsor. The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, of which $129.5

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million financed the CRE debt investments contributed by the Company, representing an advance rate of 65.0% at a weighted average coupon of LIBOR plus 1.66%. The Company used the proceeds to repay $117.7 million of borrowings on its term loan facilities.
The retained equity interests of the Company and the Sponsor are held by a general partnership and both the Company and the Sponsor are the general partners (“Financing JV”). The Company evaluated both Securitization 2012-1 and the Financing JV under the VIE model and concluded that both entities were considered voting interest entities. The Company first determined that the retained equity interests and the issued senior beneficial interests represented variable interests in Securitization 2012-1. The Company then determined that the entities were not VIEs as the equity investors have the characteristics of a controlling financial interest and there is sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. The power to direct the activities most significant to economic performance is through the special servicer who has the ability to manage the assets that are delinquent or in default. The investment grade bondholders have no control rights. Voting rights in both entities are in proportion to the economic interests. The retained equity interests in Securitization 2012-1 appoint the special servicer, providing the power to the equity investment at risk via voting rights held by the Financing JV. Furthermore, each of the partners retained the economic interests in its own loans as if the loans have been securitized on a stand-alone basis. All distributions on the retained equity interests occur after the third party bonds have received their contractual principal and interest payments. Shortfalls are borne by the retained interests and any losses will be absorbed first by the respective owner of such loans. Based on the preceding analysis, the Company concluded that the structures did not possess characteristics of a VIE and were voting interest entities.
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
Term Loan Facilities
In February 2012, a subsidiary of the Company entered into a master repurchase and securities contract (“Loan Facility 1”) of $100.0 million to finance the origination of CRE first mortgage loans. In connection with Loan Facility 1, the Company, together with the Operating Partnership, entered into a guaranty agreement, under which the Company and the Operating Partnership guarantee certain of the obligations under Loan Facility 1. The Company terminated Loan Facility 1 in January 2014.
In July 2012, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 2”) of $50.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. Loan Facility 2 was increased to $100.0 million in November 2012 and to $150.0 million in April 2013. In connection with Loan Facility 2, the Company agreed to guarantee certain obligations under Loan Facility 2 if the Company or an affiliate of the Company engages in certain customary bad acts. Loan Facility 2 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the borrowing subsidiary of the Company must maintain at least $3.8 million and a maximum of $22.5 million in unrestricted cash at all times during the term of Loan Facility 2.
In July 2012, a subsidiary of the Company entered into a credit and security agreement (“Loan Facility 3”) of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 3, the Operating Partnership agreed to guarantee interest payments and the customary obligations under Loan Facility 3 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in the Company’s borrowing subsidiary as collateral. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.8 million and as much as $7.5 million in unrestricted cash or other eligible investments, at all times during the term of Loan Facility 3.
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 4”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 4, the Company and the Operating Partnership entered into a guaranty agreement, under which the Company and the Operating Partnership guaranty certain of the obligations under Loan Facility 4. Loan Facility 4 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equivalents at all times during the term of Loan Facility 4. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 4 if the Company or an affiliate of the Company engage in certain customary bad acts.
As of December 31, 2013, the Company had $30.9 million carrying value of CRE debt investments, financed with $16.6 million under one term loan facility. The loan facilities are collectively herein referred to as Term Loan Facilities.
During the initial term, the Term Loan Facilities act as revolving loan facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of December 31, 2013, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of December 31, 2013, the Company had $17.8 million carrying value of CRE securities, financed with $11.7 million under its CMBS Facilities.

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
Fees to Advisor
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
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture).
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee for a CRE debt investment from other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations.
Reimbursements to Advisor
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect operating costs include the Company’s allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
The Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from the Primary Offering. The Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from the Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from the Total Primary Offering, the Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company’s independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. The Company recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity. In addition, total underwriting compensation through the completion of the Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the years ended December 31, 2013, 2012 and 2011 and the amount due to related party as of December 31, 2013 and 2012 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of
					December 31, 2013	December 31, 2012
Type of Fee or Reimbursement	Financial Statement Location	2013	2012	2011
Fees to Advisor
Asset management	Asset management and other fees—related party	$13,600	$3,360	$265	$1,607	$559
Acquisition(1)	Real estate debt investments, net / Asset management and other fees—related party	10,194	4,753	728	—	—
Disposition(1)	Real estate debt investments, net	1,178	24	—	10	24
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	7,786	2,397	761	1,459	523
Organization	General and administrative expenses	62	470	246	—	113
Offering	Cost of capital(3)	2,989	5,564	1,600	—	2,151
Selling commissions /Dealer manager fees	Cost of capital(3)	49,511	42,385	12,024	—	—
Total(4)					$3,076	$3,370
___________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to PE Investments are included in asset management and other fees—related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2013, the Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

(2)	As of December 31, 2013, the Advisor incurred unreimbursed operating costs on behalf of the Company and $8.1 million is still allocable.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(4)	Due to related party included $11.8 million related to PE Investment I as of December 31, 2012.
Sponsor Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended (the “Distribution Support Agreement”), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. In April 2012, the Distribution Support Agreement was extended until July 2013. For the year ended December 31, 2013, the Sponsor was not required to purchase shares in connection with the Distribution Support Agreement. For the years ended December 31, 2012 and 2011, the Sponsor purchased 254,778 and 253,202 shares, respectively, of the Company’s common stock for $2.3 million and $2.3 million, respectively. From inception through the expiration of the Distribution Support Agreement, the Sponsor purchased 507,980 shares of the Company’s common stock for $4.6 million under such commitment.
Securitization 2012-1
The Company entered into an agreement with the Sponsor that provides that both the Company and the Sponsor receive the economic benefit and bear the economic risk associated with the investments the Company and the Sponsor each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of the Company and the Sponsor is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of the Company or the Sponsor. In the event that either the Company or the Sponsor suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by the Company or the Sponsor, as the case may be, prior to the investment-grade bondholders of Securitization 2012-1. An affiliate of the Sponsor was named special servicer for Securitization 2012-1.
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
PE Investments
In connection with PE Investments, the Company guaranteed all of its funding obligations that may be due and owed under the governing documents indirectly through an indemnification with the Sponsor, which in turn guaranteed the obligations directly to the PE Investment entities. The Company and the Sponsor each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and the Sponsor. The Company and the Sponsor further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or the Sponsor, as the case may be.
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

9.	Equity-Based Compensation
Long-Term Incentive Plan
The Company adopted a long-term incentive plan, (the “Plan”), which it uses to attract and retain qualified directors, officers, employees of the Sponsor and consultants. The Plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under the Plan.
The Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Operating Partnership, other stock-based awards and cash-based awards to directors of the Company. The maximum number of shares that may be issued upon the exercise or grant of an award under the Plan will not exceed in the aggregate 10% of the outstanding shares of the Company’s common stock on the date of grant. Any stock options and stock appreciation rights granted under the Plan will have an exercise price or base price that is not less than the fair value of the Company’s common stock on the date of grant.
The board of directors of the Company, or a committee of the board of directors, administers the Plan with sole authority to determine all of the terms and conditions of the awards, including whether the grants, vesting or settlement of awards may be subject to the attainment of one or more performance goals.
Directors’ Shares
Each of the Company’s three independent directors received 5,000 shares of restricted stock in connection with the commencement of the Offering in 2010. Then in connection with their re-election to the board of directors, each of the Company’s three independent directors received: (i) 2,500 shares in June 2011 and 2012, respectively; and (ii) 3,500 shares in June 2013. The shares awarded were valued at $9.00 per share at the time of the grants. The restricted stock granted prior to 2013 generally vests over four years and the restricted stock granted in 2013 generally vests over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
For the years ended December 31, 2013, 2012 and 2011, the Company recognized $93,618, $60,140 and $43,269 of equity-based compensation expense, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Stockholders’ Equity
Common Stock
For the year ended December 31, 2013, the Company issued 51.5 million shares of common stock in connection with the Total Primary Offering, generating gross proceeds of $512.8 million. For the year ended December 31, 2012, the Company issued 43.4 million shares of common stock pursuant to its Total Primary Offering, generating gross proceeds of $433.0 million. For the year ended December 31, 2011, the Company issued 12.5 million shares of common stock pursuant to its Total Primary Offering, generating gross proceeds of $124.6 million. From inception through the completion of the Total Primary Offering on July 1, 2013, the Company issued 107.6 million shares of common stock, generating gross proceeds from the Total Primary Offering of $1,072.9 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its Offering stage which ended on July 1, 2013. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants.
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. On July 1, 2013, the Company completed the Total Primary Offering and all of the shares initially registered were issued. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the year ended December 31, 2013, the Company issued 3.4 million shares totaling $32.6 million of proceeds pursuant to the DRP. For the year ended December 31, 2012, the Company issued 1.1 million shares totaling $10.3 million of proceeds pursuant to the DRP. For the year ended December 31, 2011, the Company issued 0.2 million shares totaling $1.5 million of proceeds pursuant to the DRP. From inception through December 31, 2013, the Company issued 4.7 million shares totaling $44.5 million of proceeds pursuant to the DRP.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents distributions declared for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2013
First Quarter	$7,728	$5,736	$13,464
Second Quarter	10,694	8,170	18,864
Third Quarter	12,644	10,213	22,857
Fourth Quarter	12,678	10,359	23,037
Total	$43,744	$34,478	$78,222

2012
First Quarter	$2,378	$1,502	$3,880
Second Quarter	3,307	2,293	5,600
Third Quarter	4,535	3,272	7,807
Fourth Quarter	6,088	4,547	10,635
Total	$16,308	$11,614	$27,922

2011
First Quarter	$527	$162	$689
Second Quarter	717	286	1,003
Third Quarter	1,035	458	1,493
Fourth Quarter	1,607	864	2,471
Total	$3,886	$1,770	$5,656
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2013, approximately 49% of distributions paid was ordinary income, 1% was capital gain income and 50% was a return of capital.

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company, in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. For the year ended December 31, 2013, the Company repurchased 593,226 shares of common stock for a total of $5.7 million at an average price of $9.60 per share. For the year ended December 31, 2012, the Company repurchased 141,503 shares of common stock for a total of $1.4 million at an average price of $9.69 per share. For the year ended December 31, 2011, the Company repurchased 14,748 shares of common stock for a total of $0.1 million at an average price of $10.00 per share. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2013, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2013, 2012 and 2011 was an immaterial amount.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
The Company has non-controlling interests in various real estate investments that represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests for the year ended December 31, 2013 was $0.3 million.

12.	Fair Value
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds	$—	$—	$156,616	$156,616	$—	$—	$—	$—
Real estate securities, available for sale	—	66,450	—	66,450	—	29,582	—	29,582
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of December 31, 2013 for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

Beginning balance	$—
Purchases/contributions	204,924
Distributions	(76,973)
Equity in earnings	28,665
Ending balance	$156,616
The Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates ranging from 18% to 25%.
As of December 31, 2013 and 2012, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.
For the year ended December 31, 2013, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. For the years ended December 31, 2012 and 2011, the Company recognized unrealized gains (losses) of ($2.5) million and $0.7 million, respectively, for financial assets for which the fair value option was elected. These amounts are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
Fair Value Option
The Company has historically elected not to apply the fair value option for the financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
	Principal Amount		Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,073,189	(2)	$1,074,773	$1,073,189	$513,833	$514,058	$513,833
Real estate debt investments, held for sale	17,500		17,500	17,500	—	—	—
Real estate securities, available for sale(3)	104,542		66,450	66,450	30,575	29,582	29,582
Financial liabilities:(1)
Securitization bonds payable	$507,359		$506,929	$507,212	$124,659	$124,491	$124,862
Mortgage notes payable	102,500		102,500	102,500	—	—	—
Credit facilities	28,323		28,323	28,323	126,321	126,321	126,321
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $44.6 million.

(3)	Refer to the “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment, but will not exceed the principal amount. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
Mortgage Notes Payable
For mortgage notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Securitization Bonds Payable
Securitization bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.
Credit Facilities
The Company has amounts outstanding under three credit facilities. All credit facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting
The Company conducts its operations through the following segments, which are based on how management reviews and manages its operations:

•
The CRE debt segment is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans as well as preferred equity interests.

•
The CRE equity segment includes indirect interests in real estate through real estate private equity funds since the underlying collateral in the funds is primarily real estate, direct ownership in real estate and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•	The CRE securities segment is focused on investing in CRE securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.
The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios and equity in earnings of unconsolidated ventures, including from PE Investments, and from rental and other income from its real estate properties. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Year ended December 31, 2013:	Real Estate Debt	Real Estate Equity		Real Estate Securities	Corporate(1)	Total
Net interest income	$57,189	$—		$5,185	$—	$62,374
Rental and other income	—	1,970		—	—	1,970
Expenses	606	8,632		12	22,105	31,355
Income (loss) from operations	56,583	(6,662)	(2)	5,173	(22,105)	32,989
Equity in earnings (losses) of unconsolidated ventures	—	28,028		—	—	28,028
Net income (loss)	$56,583	$21,366		$5,173	$(22,105)	$61,017

Year ended December 31, 2012:	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net interest income	$20,442	$860	$—	$21,302
Expenses	158	16	6,395	6,569
Income (loss) from operations	20,284	844	(6,395)	14,733
Realized gain (loss) on investments and other	—	3,028	—	3,028
Unrealized gains (losses) on investments and other	—	(2,457)	—	(2,457)
Net income (loss)	$20,284	$1,415	$(6,395)	$15,304

Year ended December 31, 2011:	Real Estate Debt	Real Estate Securities	Corporate(1)	Total
Net interest income	$1,447	$743	$—	$2,190
Expenses	8	4	1,312	1,324
Income (loss) from operations	1,439	739	(1,312)	866
Unrealized gains (losses) on investments and other	—	732	—	732
Net income (loss)	$1,439	$1,471	$(1,312)	$1,598
_________________________________________________

(1)	Includes unallocated asset management fee—related party and general and administrative expenses.

(2)	The net loss for real estate equity was primarily attributable to transaction costs and acquisition expenses.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents total assets by segment as of December 31, 2013 and 2012 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
December 31, 2013	$1,347,461	$302,501	$66,837	$114,305	$1,831,104
December 31, 2012	$617,705	$—	$29,712	$212,521	$859,938
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

As of December 31, 2013, the carrying value of the Company’s PE Investments included in the real estate equity segment was $156.6 million.

14.	Subsequent Events
Distribution Reinvestment Plan
From January 1, 2014 through March 10, 2014, the Company issued 1.1 million shares of common stock pursuant to the DRP raising proceeds of $10.2 million. As of March 10, 2014, 12.5 million shares were available to be issued pursuant to the DRP.
Distributions
On March 5, 2014, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended June 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2014 through March 10, 2014, the Company repurchased 0.2 million shares for a total of $1.9 million or a weighted average price of $9.52 per share under the Share Repurchase Program.
Investments
Subsequent to December 31, 2013, the Company originated one mezzanine loan with a $12.0 million principal amount and sold a $17.5 million participation in a mezzanine loan.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Farmington Hills, MI	$43,000	$3,200	$47,960	$—	$3,200	$47,960	$51,160	$(266)	$50,894	Nov - 13	30 years
New Orleans, LA	43,500	3,100	50,410	—	3,100	50,410	53,510	(212)	53,298	Nov - 13	30 years
Kalamazoo, MI	16,000	1,500	19,501	—	1,500	19,501	21,001	(25)	20,976	Dec - 13	30 years
Total operating real estate, net	$102,500	$7,800	$117,871	$—	$7,800	$117,871	$125,671	$(503)	$125,168

Changes in the Company’s operating real estate portfolio for the year ended December 31, 2013 are as follows (dollars in thousands):

Beginning balance	$—
Property acquisitions	125,671
Ending balance	$125,671
Changes in accumulated depreciation for the year ended December 31, 2013 are as follows:

Beginning balance	$—
Depreciation expense	503
Ending balance	$503

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2013
(Dollars in Thousands)

			Interest Rate (1)							Principal Amount of Loans
Asset Type:	Location / Description	Number	Floating	Fixed	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Principal Amount (4)	Carrying Value	Subject to Delinquent Principal or Interest
First mortgage loans:
Borrower A	California / Office	1	7.20%	—	2/15/2016	I/O	$—	$91,000	$91,420	$—
Borrower B	New York / Hotel	1	1.77%	—	5/9/2023	P&I	—	87,800	87,800	—
Borrower C	California / Retail	1	7.00%	—	6/14/2015	I/O	—	73,000	73,000	—
Borrower D	Virginia / Office	1	6.75%	—	12/9/2015	I/O	—	65,679	65,679	—
Borrower E	Florida / Hotel	1	7.00%	—	1/9/2016	I/O	—	60,300	60,403	—
Borrower F	Florida / Residential Condo	1	15.56%	—	7/9/2015	I/O	—	51,617	52,509	—
Borrower G	Office	1	7.00%	—	8/10/2015	I/O	—	43,300	43,300	—
Borrower H	Georgia / Multifamily	1	5.50%	—	5/9/2016	I/O	—	42,000	42,080	—
Borrower I	New Jersey / Office	1	8.50%	—	1/9/2017	I/O	—	41,800	41,800	—
Borrower J	Massachusetts / Hotel	1	—%	13.25%	6/9/2014	I/O	—	37,977	37,977	—
Other first mortgage loans (5)	Various / Various	20	7.90%	12.00%	3/28/2016	I/O	—	361,466	361,459	—
Total/Weighted average		30	7.36%	12.96%	9/7/2016		—	955,939	957,427	—

Mezzanine loans:
Borrower K	New York / Land	1	12.70%	—	8/1/2014	I/O	105,000	66,500	66,596	—
Borrower L	New York / Land	1	15.00%	—	1/9/2017	I/O	45,370	35,000	35,000	—
Total/Weighted average		2	13.49%	—	6/4/2015		150,370	101,500	101,596	—

Subordinate mortgage interests:
Borrower M	New York / Hotel	1	—%	13.11%	5/9/2023	I/O	160,000	33,250	33,250	—
Total/Weighted average		1	—%	13.11%	5/9/2023		160,000	33,250	33,250	—

Total		33					$310,370	$1,090,689	$1,092,273	$—
______________________________________________________________________________________

(1)	The majority of the Company’s floating-rate loans are subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor, as of December 31, 2013.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	P&I = principal and interest; I/O = interest only.

(4)	Excludes future funding commitments of $44.6 million.

(5)	Individual loans each have a carrying value of less than 3% of total carrying value of CRE debt investments.

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	2013	2012	2011
Beginning balance	$514,058	$72,937	$—
Additions:
Principal amount of new loans and additional funding on existing loans	613,575	445,474	72,807
Acquisition of real estate debt investments, related party	79,095	—	—
Interest accretion	(140)	301	—
Acquisition cost (fees) on new loans	6,334	4,753	728
Origination fees received on new loans	(4,479)	(4,597)	(577)
Deductions:
Collection of principal	74,291	4,750	—
Sales	41,383	—	—
Amortization of acquisition costs, fees, premiums and discounts	496	60	21
Ending balance (1)	$1,092,273	$514,058	$72,937
______________________________________________________________________________________

(1)	As of December 31, 2013, includes $17.5 million of CRE debt investments classified as held for sale.

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
As of the end of the period covered by this report, our management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of

December 31, 2013 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

(b)	Changes in internal control over financial reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Item 9B. Other Information
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance*
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2013.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2013

(a)3. Exhibit Index:

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-189769) and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.2 to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.1
Advisory Agreement dated as of March 17, 2011, by and among NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.2
Amendment No. 1 to Advisory Agreement, dated February 24, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference)

10.3
Amendment No. 2 to Advisory Agreement dated November 8, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.12 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.4
Amendment No. 3 to the Advisory Agreement, dated as of August 8, 2012, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference)

10.5
Limited Partnership Agreement of NorthStar Real Estate Income Trust Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.6
NorthStar Real Estate Income Trust, Inc. Long Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.7
NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.8
Amendment to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on August 26, 2010 and incorporated herein by reference)

10.9
Amendment No. 2 to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.13 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.10
Second Amended and Restated Distribution Support Agreement dated as of August 11, 2011, by and between NorthStar Real Estate Income Trust, Inc. and NorthStar Realty Finance Corp. (filed as Exhibit 10.7 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.11
Amendment No. 1 to the Second Amended and Restated Distribution Support Agreement, dated as of April 11, 2012, by and between NorthStar Realty Finance Corp. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.14 to Post-Effective Amendment No. 10 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.12
Form of Indemnification Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (File No. 333-157688) and incorporated herein by reference)

10.13
Master Repurchase and Securities Contract, dated as of February 29, 2012, by and between NSREIT WF Loan, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference)

10.14
Limited Guaranty, made as of February 29, 2012, by NorthStar Real Estate Income Trust, Inc. for the benefit of Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference)

10.15
Master Repurchase Agreement, dated as of July 18, 2012, between NS REIT CB Loan, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)

10.16
First Amendment to Master Repurchase Agreement, dated as of November 30, 2012, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 4, 2012 and incorporated herein by reference)

10.17
Limited Guaranty, made as of July 18, 2012, by NorthStar Real Estate Income Trust, Inc., for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)

10.18
Credit and Security Agreement, dated as of July 31, 2012, by and between NS REIT DOR Loan, LLC and Doral Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference)

10.19
Guaranty, dated as of July 31, 2012, by NorthStar Real Estate Income Trust Operating Partnership, LP, for the benefit of Doral Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference)

10.20
Agreement and Plan of Merger Between NorthStar Real Estate Income Trust, Inc. and NorthStar Income Opportunity REIT I, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 9, 2010 and incorporated herein by reference)

10.21
Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2013 and incorporated herein by reference)

10.22
Limited Guaranty, dated as of March 11, 2013, executed and delivered by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP to Deutsche Bank AG, Cayman Islands Branch (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2013 and incorporated herein by reference)

10.23
Second Amendment to Master Repurchase Agreement and First Amendment to Limited Guaranty, dated as of April 18, 2013, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2013)

10.24
Agreement of Purchase and Sale, dated as of June 12, 2013 by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pension Fund E, as Seller (filed as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on August 9, 2013 and incorporated herein by reference)

21.1	*	Significant Subsidiaries of the Registrant

23.1	*	Consent of Grant Thornton LLP

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*
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
The following materials from the NorthStar Real Estate Income Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2014.

NorthStar Real Estate Income Trust, Inc.

Date:	March 12, 2014	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Ronald J. Lieberman, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Chief Executive Officer (Principal
Daniel R. Gilbert	Executive Officer)	March 12, 2014

Chief Financial Officer and Treasurer
/s/ DEBRA A. HESS	(Principal Financial Officer and	March 12, 2014
Debra A. Hess	Principal Accounting Officer)

/s/ DAVID T. HAMAMOTO	Chairman of the Board	March 12, 2014
David T. Hamamoto

/s/ JONATHAN ALBRO	Director	March 12, 2014
Jonathan Albro

/s/ CHARLES W. SCHOENHERR	Director	March 12, 2014
Charles W. Schoenherr

/s/ JACK F. SMITH, JR.	Director	March 12, 2014
Jack F. Smith, Jr.