Form 10-Q
period 2014-03-31
NorthStar Real Estate Income Trust, Inc.
filed 2014-05-13
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
The Company has one class of common stock, $0.01 par value per share, 115,958,319 shares outstanding as of May 12, 2014.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to deploy capital quickly and successfully;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of our sponsor’s planned spin-off of its asset management business, which will include our advisor;

•
the impact of adverse conditions effecting a specific asset class in which we have investments, such as limited partnership interests in real estate private equity funds and equity investments in multifamily and student housing properties;

•	the lack of a public trading market for our shares;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•
the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest, as well as on the tenants of the real property that we own;

•	borrower or tenant defaults or bankruptcy;

•	illiquidity of investments in our portfolio;

•	our ability to complete securitization financing transactions on terms that are acceptable to us, if at all;

•	our ability to realize the value of the bonds and equity retained in our securitization financing transactions;

•	our ability to meet various coverage tests with respect to our securitization financing transactions;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;

•	our ability to successfully complete a liquidity transaction on favorable terms, if at all;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

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

•
changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs, generally, including, but not limited to, changes implemented by the Financial Industry Regulatory Authority, Inc.;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$188,893	$119,595
Restricted cash	126,137	223,002
Real estate debt investments, net	1,086,634	1,074,773
Real estate debt investments, held for sale	—	17,500
Investments in private equity funds, at fair value (refer to Note 4)	152,501	156,616
Operating real estate, net	125,113	125,168
Real estate securities, available for sale	68,463	66,450
Receivables, net	7,510	30,500
Deferred costs and other assets, net	15,709	17,500
Total assets	$1,770,960	$1,831,104
Liabilities
Securitization bonds payable	$492,012	$506,929
Mortgage notes payable	102,500	102,500
Credit facilities	28,323	28,323
Due to related party	3,861	3,076
Accounts payable and accrued expenses	5,586	3,843
Escrow deposits payable	117,794	172,623
Other liabilities	8,512	8,585
Total liabilities	758,588	825,879
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 115,413,061 and 114,536,134 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,154	1,145
Additional paid-in capital	1,027,694	1,019,348
Retained earnings (accumulated deficit)	(35,662)	(32,886)
Accumulated other comprehensive income (loss)	14,766	13,044
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,007,952	1,000,651
Non-controlling interests	4,420	4,574
Total equity	1,012,372	1,005,225
Total liabilities and equity	$1,770,960	$1,831,104

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Distributions Declared Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net interest income
Interest income	$24,101	$12,667
Interest expense	5,584	2,538
Net interest income	18,517	10,129

Other revenues
Rental and other income	4,844	—
Total other revenues	4,844	—

Expenses
Asset management and other fees - related party	4,919	3,423
Other interest expense	1,286	—
Transaction costs	12	307
Property operating expenses	2,458	—
General and administrative expenses (refer to Note 8)	2,561	1,692
Depreciation	1,183	—
Total expenses	12,419	5,422
Income (loss) from operations	10,942	4,707
Equity in earnings (losses) of unconsolidated ventures	9,137	3,215
Realized gain (loss) on investments and other	(175)	—
Net income (loss)	19,904	7,922
Net (income) loss attributable to non-controlling interests	27	—
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$19,931	$7,922
Net income (loss) per share of common stock, basic/diluted	$0.17	$0.12
Weighted average number of shares of common stock outstanding, basic/diluted	115,119,762	68,356,025
Distributions declared per share of common stock	$0.20	$0.20

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$19,904	$7,922
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	1,722	945
Total other comprehensive income (loss)	1,722	945
Comprehensive income (loss)	21,626	8,867
Comprehensive (income) loss attributable to non-controlling interests	27	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$21,653	$8,867

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	60,205	$602	$532,617	$(15,935)	$458	$517,742	$4	$517,746
Net proceeds from issuance of common stock	51,475	515	459,710	—	—	460,225	—	460,225
Non-controlling interests - contributions							4,824	4,824
Proceeds from distribution reinvestment plan	3,438	34	32,615	—	—	32,649	—	32,649
Shares redeemed for cash	(593)	(6)	(5,688)	—	—	(5,694)	—	(5,694)
Issuance and amortization of equity-based compensation	11	—	94	—	—	94	—	94
Other comprehensive income (loss)	—	—	—	—	12,586	12,586	—	12,586
Distributions declared	—	—	—	(78,222)	—	(78,222)	—	(78,222)
Net income (loss)	—	—	—	61,271	—	61,271	(254)	61,017
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - distributions	—	—	—	—	—	—	(127)	(127)
Proceeds from distribution reinvestment plan	1,077	11	10,224	—	—	10,235	—	10,235
Shares redeemed for cash	(200)	(2)	(1,907)	—	—	(1,909)	—	(1,909)
Amortization of equity-based compensation	—	—	29	—	—	29	—	29
Other comprehensive income (loss)	—	—	—	—	1,722	1,722	—	1,722
Distributions declared	—	—	—	(22,707)	—	(22,707)	—	(22,707)
Net income (loss)	—	—	—	19,931	—	19,931	(27)	19,904
Balance as of March 31, 2014 (unaudited)	115,413	$1,154	$1,027,694	$(35,662)	$14,766	$1,007,952	$4,420	$1,012,372

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$19,904	$7,922
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(9,137)	(3,215)
Depreciation	1,183	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	755	791
Amortization of deferred financing costs	1,863	502
Interest accretion on investments	(71)	51
Distributions from PE Investments (refer to Note 4)	8,517	3,215
Realized (gain) loss on investments and other	175	—
Amortization of equity-based compensation	29	17
Changes in assets and liabilities:
Restricted cash	234	(128)
Receivables, net	(723)	(1,043)
Deferred costs and other assets	386	—
Due to related party	785	1,198
Accounts payable and accrued expenses	1,744	166
Other liabilities	(131)	—
Net cash provided by (used in) operating activities	25,513	9,476
Cash flows from investing activities:
Origination of real estate debt investments, net	(11,964)	(110,412)
Repayments on real estate debt investments	15,107	—
Proceeds from sales of real estate debt investments	17,325	—
Improvement of operating real estate	(1,113)	—
Investment in PE Investments (refer to Note 4)	(396)	(127,519)
Distributions from PE Investments (refer to Note 4)	13,117	4,056
Acquisition of real estate securities, available for sale	—	(23,285)
Net cash provided by (used in) investing activities	32,076	(257,160)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	152,902
Proceeds from distribution reinvestment plan	10,235	5,242
Shares redeemed for cash	(1,909)	(1,019)
Distributions paid on common stock	(22,648)	(12,297)
Borrowings from credit facilities	—	54,050
Repayment of securitization bonds	(15,109)	—
Change in restricted cash	41,801	—
Payment of deferred financing costs	(534)	(749)
Distributions to non-controlling interests	(127)	—
Net cash provided by (used in) financing activities	11,709	198,129
Net increase (decrease) in cash	69,298	(49,555)
Cash - beginning of period	119,595	213,727
Cash - end of period	$188,893	$164,172

See accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$54,829	$10,921
Distribution payable	7,840	5,072
Accrued cost of capital	—	697
Non-cash related to PE Investments (refer to Note 4)	52	11,259
Subscriptions receivable, gross	—	3,245

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
The Company is externally managed by NS Real Estate Income Trust Advisor, LLC (the “Advisor”) and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the “Sponsor”) to manage the business. The Advisor is currently a subsidiary of the Sponsor. The Sponsor is a diversified CRE investment and asset management company publicly traded on the New York Stock Exchange (the “NYSE”) and was formed in October 2003.
On December 10, 2013, the Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (“NSAM”), in the form of a tax-free distribution. On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register shares of NSAM’s common stock. The spin-off is expected to be completed in the second quarter of 2014 and the Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, the Advisor will be a subsidiary of NSAM. The Company expects this transaction to have no impact on its operations.
Substantially all business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2014 and December 31, 2013. As the Company accepted subscriptions for shares, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of March 31, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company initially registered to offer up to 100,000,000 shares pursuant to the primary offering (the “Primary Offering”) and up to 10,526,315 shares pursuant to the distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. In April 2013, the board of directors of the Company authorized the reallocation of shares available from the DRP to the Primary Offering. The Primary Offering (including 7.6 million shares reallocated from the DRP, the “Total Primary Offering”) was completed on July 1, 2013 and all of the shares initially registered for the Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to the DRP, the Company continues to offer shares beyond the Total Primary Offering.
From inception through May 12, 2014, the Company raised total gross proceeds of $1,162.8 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of March 31, 2014, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $37.7 million as of March 31, 2014. The Company’s maximum exposure to loss as of March 31, 2014 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of March 31, 2014. The Company did not provide financial support to its unconsolidated VIE during the three months ended March 31, 2014. As of March 31, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.

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
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments in joint ventures that own limited partnership interests in real estate private equity funds (“PE Investments”). PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (“OCI”). The only component of OCI is unrealized gain (loss) on CRE securities available for sale for which the fair value option was not elected.
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
Operating Real Estate
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of March 31, 2014, the Company did not have any CRE securities investments for which it elected the fair value option.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2014, total acquisition fees and expenses did not exceed the allowed limit. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2014, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2014, the Company did not have any OTTI recorded on its CRE securities.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of March 31, 2014, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $5.3 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 12 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of March 31, 2014.
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
Other
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update that changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The requirements of this accounting update will be effective for the Company for the annual period beginning after December 15, 2014, however, early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issue. The Company early adopted this accounting pronouncement effective January 1, 2014 and the update did not have a material impact on the consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents a summary of CRE debt investments, all of which were originated by the Company or the Sponsor, as of March 31, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread Over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	29	$915,451	$904,931	81.0%	12.96%	6.86%	7.26%	94.6%
Mezzanine loans	5	181,193	148,453	16.1%	10.10%	13.70%	13.79%	91.9%
Subordinate mortgage interests	1	33,250	33,250	2.9%	13.11%	—%	13.24%	—%
Total/Weighted average	35	$1,129,894	$1,086,634	100.0%	12.65%	7.75%	8.34%	88.6%
__________________________________________________________

(1)	Includes future funding commitments of $44.6 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $711.4 million for Securitization Financing Transactions (including $0.8 million of cash pending investment) and $30.9 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 31, 2014, the Company had $880.7 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 1.08%.

Year to date through May 12, 2014, the Company originated three loans with an aggregate principal amount of $262.2 million. Two of the loans were financed with $110.3 million from Term Loan Facilities (refer to Note 7). For the three months ended March 31, 2014, the Company sold a $17.5 million participation in a mezzanine loan resulting in a realized loss of $0.2 million.
The following table presents a summary of CRE debt investments, which were predominantly originated by the Company, as of December 31, 2013 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)(3)	Allocation by Investment Type (4)	Fixed Rate	Spread Over LIBOR (5)	Total Unleveraged Current Yield
First mortgage loans	29	$915,380	$904,918	80.6%	12.96%	6.86%	7.26%	94.6%
Mezzanine loans	4	186,693	154,105	16.5%	—%	14.19%	14.27%	100.0%
Subordinate mortgage interests	1	33,250	33,250	2.9%	13.11%	—%	13.24%	—%
Total/Weighted average	34	$1,135,323	$1,092,273	100.0%	13.02%	7.97%	8.43%	92.4%
__________________________________________________________

(1)	Includes future funding commitments of $44.6 million and a $17.5 million mezzanine loan participation classified as held for sale.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $711.5 million for Securitization Financing Transactions (including $42.6 million of cash pending investment) and $30.9 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Includes a $17.5 million mezzanine loan participation classified as held for sale.

(4)	Based on principal amount.

(5)	Includes a LIBOR floor. As of December 31, 2013, the Company had $898.2 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 1.07%.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of March 31, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
April 1 to December 31, 2014	$176,933	$—
Years Ending December 31:
2015	393,741	12,480
2016	313,600	184,405
2017	87,300	373,789
2018	—	313,600
Thereafter	158,320	245,620
Total	$1,129,894	$1,129,894
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.
As of March 31, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.2 years.
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
As of March 31, 2014, all CRE debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the three months ended March 31, 2014, no CRE debt investment contributed more than 10% of interest income.

4.	Investments in and Advances to Unconsolidated Ventures
Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE investments indirectly through unconsolidated ventures (“PE Investment I”) and (“PE Investment II”), which are recorded as investments in private equity funds at fair value on the consolidated balance sheets.
The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. Both PE Investments are considered voting interest entities and are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds.
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there was one significant unconsolidated joint venture with respect to PE Investment I as of March 31, 2014.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment I
In February 2013, the Company completed the initial closing (“PE I Initial Closing”) of PE Investment I which through a preferred investment, owns a portfolio of limited partnership interests in real estate private equity funds managed by institutional-quality sponsors. Pursuant to the terms of the agreement, at the PE I Initial Closing, the full purchase price was funded, excluding future capital commitments. Accordingly, the Company funded $118.0 million and the Sponsor (together with the Company, the “NorthStar Entities”) funded $282.1 million. The NorthStar Entities have an aggregate ownership interest in PE Investment I of 51.0%, of which the Company owns 29.5% and the Sponsor owns 70.5%. Teachers Insurance and Annuity Association of America (the “Class B Partner”) contributed its interests in 49 funds subject to the transaction in exchange for all of the Class B partnership interests in PE Investment I.
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
As of March 31, 2014, the carrying value of the investment in PE Investment I was $92.5 million. For the three months ended March 31, 2014 and 2013, the Company recognized $5.7 million and $3.2 million of equity in earnings, respectively. For the three months ended March 31, 2014 and 2013, the Company received $7.9 million and $17.4 million of net distributions, respectively, and made no and $8.3 million of contributions, respectively, related to PE Investment I. The three months ended March 31, 2013 represents activity from February 15, 2013 through March 31, 2013. As of March 31, 2014, the Company’s future capital commitments to the fund interests in PE Investment I are estimated to be approximately $6.0 million.
The Company had one significant unconsolidated joint venture related to PE Investment I as of March 31, 2014. Summarized financial data for such unconsolidated joint venture for the three months ended December 31, 2013, which is the most recent financial information available from the underlying funds, included net investment income of $2.3 million, realized gains of $9.9 million and unrealized losses of $3.3 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
PE Investment II
In June 2013, the Company, the Sponsor and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported net asset value (“NAV”) acquired was $910.0 million as of September 30, 2012. The Company, the Sponsor and the Vintage Funds each have an ownership interest in PE Investment II of 15.0%, 70.0% and 15.0%, respectively. All amounts paid and received are based on each Partner’s proportionate interest.
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the fourth year of the last day of the fiscal quarter following the closing date of each fund interest. For the three months ended March 31, 2014, PE Investment II paid $2.4 million of the Deferred Amount to PE II Seller of which the Company’s share was $0.4 million. As of March 31, 2014, the Company’s share of the Initial Amount and the Deferred Amount represents $75.7 million and $61.3 million, respectively. The Company funded all of its proportionate share of the Initial Amount at the initial closing (“PE II Initial Closing”) on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
On March 31st of each year, commencing on March 31, 2015, and for a period of two years thereafter, PE Investment II will pay an amount necessary to reduce the Deferred Amount by the greater of 15.0% of the then outstanding Deferred Amount or 15.0% of the aggregate distributions received by PE Investment II during the preceding 12 month period.
On the first full calendar quarter after the four-year anniversary of the applicable closing date of each fund interest, PE Investment II will be required to pay to PE II Seller the then outstanding unpaid Deferred Amount. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.

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
As of March 31, 2014, the carrying value of the investment in PE Investment II was $60.0 million. For the three months ended March 31, 2014, the Company recognized $2.8 million of equity in earnings. For the three months ended March 31, 2014, the Company received $5.1 million of net distributions and made no contributions related to PE Investment II. As of March 31, 2014, the Company’s future capital commitments to the fund interests in PE Investment II are estimated to be approximately $3.3 million.
Other
In April 2013, in connection with a loan on a hotel property in New York, the Company and the Sponsor acquired an aggregate 35.0% interest in the Milford hotel and retail component of the hotel, of which the Company owned 35.0% and the Sponsor owned 65.0%. There was no carrying value as of December 31, 2013. In March 2014, the retail component of the hotel was sold and for the three months ended March 31, 2014, the Company recognized a $0.6 million gain from this sale in equity in earnings.

5.	Operating Real Estate
The following table presents real estate equity investments as of March 31, 2014 (dollars in thousands):

Property Type	Number of Properties	Units	Carrying Value
Multifamily	2	1,418	$104,430
Student Housing	1	876	20,683
Total	3	2,294	$125,113
The Company made no acquisitions of real estate properties for the three months ended March 31, 2014.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CRE securities (dollars in thousands):

							Weighted Average
		Principal Amount (1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
CMBS:	Number			Gain	(Loss)		Coupon (2)
March 31, 2014	8	$104,542	$53,698	$15,156	$(391)	$68,463	4.53%	9.07%
December 31, 2013	8	104,542	53,406	13,373	(329)	66,450	4.53%	9.07%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $17.8 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized gains in OCI for the three months ended March 31, 2014 and 2013 of $1.7 million and $0.9 million, respectively. As of March 31, 2014, the Company held two securities with an aggregate carrying value of $17.8 million with an unrealized loss of $0.4 million, one of which was in an unrealized loss position for a period of more than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and, it is more likely than not, that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of March 31, 2014, the weighted average contractual maturity of CRE securities was 33 years with an expected maturity of 7.4 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of March 31, 2014 and December 31, 2013 (dollars in thousands):

				March 31, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1	Non-recourse	Aug-29	LIBOR + 2.68%	$382,698	$382,400	$382,700	$382,250
Securitization 2012-1	Non-recourse	Aug-29	LIBOR + 1.72%	109,552	109,612	124,659	124,679
Subtotal securitization bonds payable				492,250	492,012	507,359	506,929

Mortgage notes payable
MF 1 Senior Mortgage	Non-recourse	Dec-23	4.84%	$43,500	$43,500	$43,500	$43,500
MF 2 Senior Mortgage	Non-recourse	Dec-23	4.94%	43,000	43,000	43,000	43,000
SH Senior Mortgage	Non-recourse	Jan-24	5.15%	16,000	16,000	16,000	16,000
Subtotal mortgage notes payable				102,500	102,500	102,500	102,500

Credit facilities
Loan Facility 3	Non-recourse	Jul-18 (2)	5.20% (3)	$16,638	$16,638	$16,638	$16,638
CMBS Facilities	Recourse	(4)	1.43%	11,685	11,685	11,685	11,685
Subtotal credit facilities				28,323	28,323	28,323	28,323
Grand Total				$623,073	$622,835	$638,182	$637,752
_____________________________________________________

(1)	Represents the weighted average as of March 31, 2014.

(2)
The initial maturity date is July 30, 2015, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(3)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 3.95% to 5.95%.

(4)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2014 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
April 1 to December 31, 2014	$11,685	$—	$—	$11,685
Years Ending December 31:
2015	—	—	—	—
2016	—	—	—	—
2017	—	—	—	—
2018	16,638	—	—	16,638
Thereafter	594,750	492,250	102,500	—
Total	$623,073	$492,250	$102,500	$28,323
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and the Sponsor.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

aggregate principal balance. The Sponsor transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. The Sponsor did not retain any interest in such senior loans. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.68%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction (“Securitization 2012-1”) collateralized by CRE debt investments originated by the Company and the Sponsor. The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, of which $129.5 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65.0% at a weighted average coupon of LIBOR plus 1.72%. The Company used the proceeds to repay $117.7 million of borrowings on its term loan facilities.
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
An affiliate of the Sponsor was appointed special servicer of Securitization 2012-1 and is the designated member of the Financing JV. The entities are not consolidated due to the substantive participating and kick-out rights held by the Company. The transferred debt investments failed sale treatment under U.S. GAAP as the Company maintains effective control of its contributed assets. The Company records its respective CRE debt investments and securitization bonds payable on its consolidated balance sheets.
Term Loan Facilities
In February 2012, a subsidiary of the Company entered into a master repurchase and securities contract (“Loan Facility 1”) of $100.0 million to finance CRE first mortgage loans. In connection with Loan Facility 1, the Company, together with the Operating Partnership, entered into a guaranty agreement, under which the Company and the Operating Partnership guarantee certain of the obligations under Loan Facility 1. The Company terminated Loan Facility 1 in January 2014.
In July 2012, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 2”) of $50.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. Loan Facility 2 was increased to $100.0 million in November 2012 and to $150.0 million in April 2013. In connection with Loan Facility 2, the Company agreed to guarantee certain obligations under Loan Facility 2 if the Company or an affiliate of the Company engages in certain customary bad acts. Loan Facility 2 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, the borrowing subsidiary of the Company must maintain at least $3.8 million and a maximum of $22.5 million in unrestricted cash at all times during the term of Loan Facility 2. Loan Facility 2 is recourse solely with respect to 25.0% of the repurchase price

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for purchased assets with a lender debt yield equal to or greater than 10% at the time of financing, plus 100% of the repurchase price for purchased assets with a lender debt yield less than 10% at the time of financing. The initial maturity date is October 18, 2014, with three, one-year extensions available at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents. The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.0% to 4.0%.
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
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 4”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 4, the Company and the Operating Partnership entered into a guaranty agreement under which the Company and the Operating Partnership guaranty certain of the obligations under Loan Facility 4. Loan Facility 4 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 4. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 4 if the Company or an affiliate of the Company engage in certain customary bad acts. Loan Facility 4 is recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans. The initial maturity date was March 11, 2014, with four, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents. In February 2014, the Company extended the maturity date of Loan Facility 4 to March 11, 2015. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%.
As of March 31, 2014, the Company had $30.9 million carrying value of CRE debt investments, financed with $16.6 million under one term loan facility. The loan facilities are collectively herein referred to as Term Loan Facilities.
During the initial term, the Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2014, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2014, the Company had $17.8 million carrying value of CRE securities, financed with $11.7 million under its CMBS Facilities.

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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in the Company's consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Organization and Offering Costs
The Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from the Primary Offering. The Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from the Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from the Total Primary Offering, the Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company’s

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. The Company recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity. In addition, total underwriting compensation through the completion of the Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker-dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority, Inc.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three months ended March 31, 2014 and 2013 and the amount due to related party as of March 31, 2014 and December 31, 2013 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	March 31, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees- related party	$4,744	$2,142	$1,606	$1,607
Acquisition (1)	Real estate debt investments, net / Asset management and other fees- related party	120	2,342	—	—
Disposition (1)	Real estate debt investments, net / Asset management and other fees- related party	175	—	—	10
Reimbursements to Advisor
Operating costs	General and administrative expenses	2,255	1,485	2,255	1,459
Organization	General and administrative expenses	—	53	—	—
Offering	Cost of capital (2)	—	1,003	—	—
Selling commissions /Dealer manager fees	Cost of capital (2)	—	16,935	—	—
Total				$3,861	$3,076
___________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees -related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2014, the Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
Sponsor Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended (the “Distribution Support Agreement”), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. For the three months ended March 31, 2014 and 2013, the Sponsor was not required to purchase shares in connection with the Distribution Support Agreement. From inception through the expiration of the Distribution Support Agreement, the Sponsor purchased 507,980 shares of the Company’s common stock for $4.6 million under such commitment.

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

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2014, the Company’s independent directors were granted a total of 40,500 shares of stock issued at $9.00 per share. No shares were awarded to the independent directors for the three months ended March 31, 2014 and 2013.
For the three months ended March 31, 2014 and 2013, the Company recognized $28,688 and $16,875 of equity-based compensation expense, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

10.	Stockholders’ Equity
Common Stock
The Company’s Total Primary Offering was completed on July 1, 2013. From inception through the completion of the Total Primary Offering, the Company issued 107.6 million shares of common stock generating gross proceeds from the Total Primary Offering of $1,072.9 million.
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
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. On July 1, 2013, the Company completed the Total Primary Offering and all of the shares initially registered were issued. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the three months ended March 31, 2014, the Company issued 1.1 million shares totaling $10.2 million of proceeds pursuant to the DRP. For the year ended December 31, 2013, the Company issued 3.4 million shares totaling $32.6 million of proceeds pursuant to the DRP. From inception through March 31, 2014, the Company issued 5.8 million shares totaling $54.7 million of proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002185792 per share, which is equivalent to an annual distribution rate of 8.0%. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2014 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$4,314	$3,493	$7,807
February	3,818	3,242	7,060
March	4,237	3,603	7,840
Total	$12,369	$10,338	$22,707
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. For the three months ended March 31, 2014, the Company repurchased 200,419 shares of common stock for a total of $1.9 million at an average price of $9.52 per share. For the year ended December 31, 2013, the Company repurchased 593,226 shares of common stock for a total of $5.7 million at an average price of $9.60 per share. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2014, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2014 and 2013 was an immaterial amount.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended March 31, 2014 was an immaterial amount.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds at fair value	$—	$—	$152,501	$152,501	$—	$—	$156,616	$156,616
Real estate securities, available for sale	—	68,463	—	68,463	—	66,450	—	66,450

The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of March 31, 2014 for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

Beginning balance	$156,616
Purchases/contributions	396
Distributions	(13,028)
Equity in earnings	8,517
Ending balance	$152,501
For the three months ended March 31, 2014, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates ranging from 18% to 24% and includes timing and amount of expected future cash flows.
As of March 31, 2014 and December 31, 2013, the Company had no financial assets or liabilities that were accounted for at fair value on a non-recurring basis.
For the three months ended March 31, 2014 and 2013, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014				December 31, 2013
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$1,085,260	(2)	$1,086,634	$1,263,688	$1,073,189	(2)	$1,074,773	$1,197,383
Real estate debt investments, held for sale	—		—	—	17,500		17,500	17,500
Real estate securities, available for sale (3)	104,542		68,463	68,463	104,542		66,450	66,450
Financial liabilities: (1)
Securitization bonds payable	$492,250		$492,012	$492,071	$507,359		$506,929	$507,212
Mortgage notes payable	102,500		102,500	102,516	102,500		102,500	102,500
Credit facilities	28,323		28,323	28,323	28,323		28,323	28,323
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $44.6 million.

(3)	Refer to the “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Segment Reporting
The Company conducts its business through the following segments, which are based on how management reviews and manages its business:

•
The CRE debt segment is focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
The CRE equity segment includes indirect interests in real estate through real estate private equity funds since the underlying collateral in the funds is primarily real estate, direct ownership in real estate or through a joint venture and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•	The CRE securities segment is focused on investing in CRE securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.
The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios, equity in earnings of unconsolidated ventures, including from PE Investments, and from rental and other income from its real estate equity investments. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Three months ended March 31, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
Net interest income	$17,087	$—	$1,430	$—	$18,517
Rental and other income	—	4,844	—	—	4,844
Expenses	235	4,939	—	7,245	12,419
Income (loss) from operations	16,852	(95)	1,430	(7,245)	10,942
Equity in earnings (losses) of unconsolidated ventures	620	8,517	—	—	9,137
Realized gain (loss) on investments and other	(175)	—	—	—	(175)
Net income (loss)	$17,297	$8,422	$1,430	$(7,245)	$19,904

Three months ended March 31, 2013	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
Net interest income	$9,235	$—	$894	$—	$10,129
Expenses	69	1,588	7	3,758	5,422
Income (loss) from operations	9,166	(1,588)	887	(3,758)	4,707
Equity in earnings (losses) of unconsolidated ventures	—	3,215	—	—	3,215
Net income (loss)	$9,166	$1,627	$887	$(3,758)	$7,922

_________________________________________________

(1)	Includes unallocated asset management fee - related party and general and administrative expenses.
The following table presents total assets by segment as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
March 31, 2014	$1,227,939	$290,519	$68,850	$183,652	$1,770,960
December 31, 2013	$1,347,461	$302,501	$66,837	$114,305	$1,831,104
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Subsequent Events
Distribution Reinvestment Plan
From April 1, 2014 through May 12, 2014, the Company issued 0.7 million shares of common stock pursuant to the DRP raising proceeds of $7.1 million. As of May 12, 2014, 11.7 million shares were available to be issued pursuant to the DRP.
Distributions
On May 6, 2014, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended September 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2014 through May 12, 2014, the Company repurchased 0.2 million shares for a total of $1.9 million or a weighted average price of $9.48 per share under the Share Repurchase Program.
New Investments
From April 1, 2014 through May 12, 2014, the Company originated two first mortgage loans with a $250.2 million aggregate principal amount and financed the loans with $110.3 million from Term Loan Facilities. The Company also acquired, through a joint venture, a student housing property for $19.5 million and financed the property with an assumed non-recourse mortgage of $11.1 million and an assumed non-recourse second mortgage of $1.8 million. The Company contributed $5.8 million of equity for an 80.0% interest in the property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us” or “our” refer to NorthStar Real Estate
Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
We are externally managed by NS Real Estate Income Trust Advisor, LLC, or our Advisor, and have no employees. The Advisor uses investment professionals of NorthStar Realty Finance Corp., or our Sponsor, to manage the business. Our Advisor is currently a subsidiary of our Sponsor. Our Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange, or the NYSE, and was formed in October 2003.
Our primary investment types are as follows:

•
Commercial Real Estate Debt - Our CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Select Commercial Real Estate Equity - Our CRE equity investments may include indirect interests in real estate through real estate private equity funds, or PE Investments, since the underlying collateral in the funds is primarily real estate, direct ownership in real estate or through a joint venture and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•
Commercial Real Estate Securities - Our CRE securities investments may include commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities.

We believe that these investment types are complementary to each other due to overlapping sources of investment opportunities and common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.
On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc., or NSAM, in the form of a tax-free distribution. On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission, or the SEC, to register shares of NSAM’s common stock. The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, our Advisor will be a subsidiary of NSAM. We expect this transaction to have no impact on our operations.
We initially registered to offer up to 100,000,000 shares pursuant to our primary offering, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to our DRP, we continue to offer shares beyond our Total Primary Offering.
From inception through May 12, 2014, we raised total gross proceeds of $1,162.8 million.
We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.

Our Investments
The following table presents our investments as of March 31, 2014 (dollars in thousands):

Investment Type:	Number	Principal Amount / Cost (1)	% of Principal Amount
CRE Debt
First mortgage loans (2)	29	$915,451	57.7%
Mezzanine loans (2)	5	181,193	11.5%
Subordinate mortgage interests	1	33,250	2.1%
Total CRE debt	35	1,129,894	71.3%
Real Estate Equity
PE Investments
PE Investment I	1	92,496	5.8%
PE Investment II (2)	1	121,346	7.7%
Subtotal PE Investments	2	213,842	13.5%
Real estate
Multifamily	2	114,584	7.2%
Student housing	1	22,940	1.4%
Subtotal real estate	3	137,524	8.6%
Total real estate equity	5	351,366	22.1%
CRE Securities
CMBS	8	104,542	6.6%
Total CRE securities	8	104,542	6.6%
Total	48	$1,585,802	100.0%
___________________________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to intangibles and other assets, if any.

(2)	Includes for CRE debt, future funding commitments and the deferred purchase price for PE Investment II (as defined below).
For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”
Commercial Real Estate Debt
Overview
Our CRE debt investment strategy is focused on originating, acquiring and asset managing CRE debt investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loan, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of March 31, 2014, $1,129.9 million, or 71.3%, of our assets were invested in CRE debt. As of March 31, 2014, our CRE debt investments consisted of 35 loans with an average investment size of $32.3 million. The weighted average extended maturity of our CRE debt portfolio is 4.2 years.

The following table presents a summary of our CRE debt investments as of March 31, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	29	$915,451	$904,931	81.0%	12.96%	6.86%	7.26%	94.6%
Mezzanine loans	5	181,193	148,453	16.1%	10.10%	13.70%	13.79%	91.9%
Subordinate mortgage interests	1	33,250	33,250	2.9%	13.11%	—%	13.24%	—%
Total/Weighted average	35	$1,129,894	$1,086,634	100.0%	12.65%	7.75%	8.34%	88.6%
___________________________________________________

(1)	Includes future funding commitments of $44.6 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $711.4 million for Securitization Financing Transactions (including $0.8 million of cash pending investment) and $30.9 million for Term Loan Facilities (refer to “Liquidity and Capital Resources”). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of March 31, 2014, we had $880.7 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 1.08%.

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
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, which we refer to as fund interests. As of March 31, 2014, $213.8 million, or 13.5%, of our assets were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.

The following table presents our PE Investments as of March 31, 2014 (dollars in thousands):

	Portfolios	Amount (1)%
PE Investment I	1	$92,496	43.3%
PE Investment II	1	121,346	56.7%
Total	2	$213,842	100.0%
__________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
PE Investment I
On February 15, 2013, we completed the initial closing of our first joint venture that owns limited partnership interests in real estate funds, or PE Investment I. We, together with our Sponsor, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported net asset value, or NAV, of approximately $802.4 million as of June 30, 2012. We, together with our Sponsor, have an ownership interest in PE Investment I of 51.0%, of which we own 29.5% and our Sponsor owns 70.5%.
PE Investment I received all cash distributions from June 30, 2012 through the closing of each fund interest and was obligated to fund all capital contributions from June 30, 2012.
PE Investment II
On July 3, 2013, we completed the initial closing of our second joint venture that owns limited partnership interests in real estate private equity funds, or PE Investment II. We, together with our Sponsor and the funds managed by Goldman Sachs Asset Management, or the Vintage Funds, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported NAV of approximately $910.0 million as of September 30, 2012. We, our Sponsor and the Vintage Funds each have an ownership interest in PE Investment II of 15.0%, 70.0% and 15.0%, respectively.
PE Investment II paid $504.8 million to the seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV, or the Deferred Amount, by the first full calendar quarter after the four-year anniversary of the applicable closing date of each fund interest. For the three months ended March 31, 2014, PE Investment II paid $2.4 million of the Deferred Amount, of which our share was $0.4 million. We funded all of our proportionate share of the Initial Amount at the initial closing. Our share of the Initial Amount and the Deferred Amount represents $75.7 million and $61.3 million, respectively.
PE Investment II received all cash distributions from September 30, 2012 through the closing of each fund interest and is obligated to fund all capital contributions from September 30, 2012.
Summary of PE Investments

The following tables present a summary of our PE Investments (dollars in millions):

PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Closing NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Underlying Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	49	26	$802.4	66.2%	17.9%	$25,300	48.1%	$6.0
PE Investment II	24	15	$910.0	73.5%	10.8%	$25,800	33.5%	$3.3
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2013, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported NAV.

(3)	The reported NAV growth for PE Investment I and II is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of March 31, 2014.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Quarter ended March 31, 2014	$5.7	$2.2	$7.9	$—	$7.9
February 15, 2013 to March 31, 2014 (1)	$28.2	$34.3	$62.5	$8.7	$53.8

PE Investment II
Quarter ended March 31, 2014	$2.8	$2.3	$5.1	$—	$5.1
July 3, 2013 to March 31, 2014 (1)	$9.0	$18.6	$27.6	$2.5	$25.1
______________________________________________________________

(1)	Represents activity from the respective initial closing date through March 31, 2014.

(2)	Net of $3.2 million reserve for taxes in the aggregate for the PE Investments.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2013:

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
As of March 31, 2014, $137.5 million, or 8.6%, of our assets under management were invested in three real estate properties with an average investment size of $45.8 million. Our portfolio was comprised of two multifamily properties and one student housing property. As of March 31, 2014, our portfolio was 91% occupied.
The following table presents our real estate property investments as of March 31, 2014 (dollars in thousands):

Property Type	Number of Properties	Units	Cost
Multifamily	2	1,418	$114,584
Student Housing	1	876	22,940
Total	3	2,294	$137,524
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

As of March 31, 2014, $104.5 million, or 6.6%, of our assets were invested in CRE securities. As of March 31, 2014, our CRE securities consisted of eight CMBS investments purchased at an aggregate $52.4 million discount to par and our average investment size was $13.1 million. As of March 31, 2014, the weighted average expected maturity of our CMBS was 7.4 years.
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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in both 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively. However, non-agency CMBS issuance of $19 billion in the first quarter 2014 was down 12% when compared to $22 billion issued in the same period 2013. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring employment and inflation, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a weak labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with emerging market economies and Eastern European strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, will continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017. While there is an increased supply of liquidity in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, our Sponsor began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue volume is still below historic levels. Industry experts are currently predicting approximately $90 billion of non-agency CMBS issuance in 2014.
Virtually all CRE property types were adversely impacted by the credit crisis and subsequent recession, while others, such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments could be negatively impacted by weak real estate markets and economic conditions. These circumstances could reduce a tenant’s ability to make rent payments in accordance with contractual lease terms and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.

After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded REIT industry has experienced rapid growth with approximately $20 billion of total capital raised in 2013, which is more than double compared to the year ended 2012. Due to these market dynamics and our Advisor’s expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. From inception through May 12, 2014, we raised total gross proceeds of $1,162.8 million. We also entered into term loan facilities that provide up to an aggregate of $390.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions, or our Securitization Financing Transactions, to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgages.
The following table presents our investment activity in 2014 and from inception through May 12, 2014 (dollars in thousands):

	Three Months Ended		From Inception Through
	March 31, 2014		May 12, 2014
Investment Type:	Number	Principal Amount/Cost (1)	Number	Principal Amount/Cost (1)
CRE debt	1	$12,000	42	$1,522,707
PE Investments (2)	—	—	2	255,460
Real estate equity	—	—	4	157,676
CRE securities	—	—	10	133,398
Total	1	$12,000	58	$2,069,241
____________________________________________________________

(1)
Represents principal amount for real estate debt and securities and cost for real estate equity investments, which includes net purchase price allocation related to net intangibles and other acquired assets, if any.

(2)	Excludes contributions related to future funding commitments.
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
In February 2012, we began using credit facilities provided by major financial institutions to partially finance new investments. Our Credit Facilities currently include three secured Term Loan Facilities that provide for an aggregate of up to $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed our Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of March 31, 2014, we had $492.3 million issued as part of Securitization Financing Transactions, $16.6 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We currently have $263.0 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding Securitization Financing Transactions.
Portfolio Management
Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by its portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate debt and equity investments, frequent re-underwriting and dialogue with borrowers/tenants/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
Each of our debt investments is secured by CRE collateral and requires customized portfolio management and servicing strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our collateral and our borrowers’/tenants’ ability to further support the collateral. Further, many of our investments may be considered transitional in nature because the business plan is to re-position, re-develop or otherwise lease-up the property in order to improve the collateral. At the time of origination or acquisition, the underlying property revenues may not be sufficient to support debt service, lease payments or generate positive net operating income. The business plan may necessitate an interest or lease reserve or other reserves, whether through proceeds from our loans, borrowings, offering proceeds or otherwise, to support debt service or lease payments and capital expenditures during the implementation of the business plan. There may also be a requirement for the borrower, tenant, guarantor or us, to refill these reserves should they become deficient during the applicable period for any reason.
As of March 31, 2014, all of our investments were performing in accordance with the contractual terms of their governing documents, consistent with their underwriting. However, there can be no assurance that these investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
Operating Real Estate
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of March 31, 2014, we did not have any CRE securities investments for which we elected the fair value option.
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
Once we determine fair value of CRE securities, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with generally accepted accounting principles in the United States, or U.S. GAAP, through our understanding of the valuation methodologies used by the pricing service via discussion with representatives of the pricing service and review of any documentation describing its valuation methodology.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2014, we did not have any impaired CRE debt investments.
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2014, we did not have any OTTI recorded on our CRE securities.
Results of Operations
Comparison of the Three Months Ended March 31, 2014 to March 31, 2013 (Dollars in Thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$24,101	$12,667	$11,434	90.3%
Interest expense	5,584	2,538	3,046	120.0%
Net interest income	18,517	10,129	8,388	82.8%

Other revenues
Rental and other income	4,844	—	4,844	100.0%
Total other revenues	4,844	—	4,844	100.0%

Expenses
Asset management and other fees - related party	4,919	3,423	1,496	43.7%
Other interest expense	1,286	—	1,286	100.0%
Transaction costs	12	307	(295)	(96.1)%
Property operating expenses	2,458	—	2,458	100.0%
General and administrative expenses	2,561	1,692	869	51.4%
Depreciation	1,183	—	1,183	100.0%
Total expenses	12,419	5,422	6,997	129.0%
Income (loss) from operations	10,942	4,707	6,235	132.5%
Equity in earnings (losses) of unconsolidated ventures	9,137	3,215	5,922	184.2%
Realized gain (loss) on investments and other	(175)	—	(175)	(100.0)%
Net income (loss)	$19,904	$7,922	$11,982	151.2%
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities. The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,089,453	$22,627	8.31%	$569,218	$11,725	8.24%
CRE securities investments	53,552	1,474	11.01%	40,860	942	9.22%
	$1,143,005	$24,101	8.43%	$610,078	$12,667	8.30%
Interest-bearing liabilities:
Credit facilities (4)	$28,323	$833	11.76%	$153,346	$1,944	5.07%
Securitization bonds payable	499,804	4,751	3.80%	124,659	594	1.90%
	$528,127	$5,584	4.23%	$278,005	$2,538	3.65%
Net interest income		$18,517			$10,129
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated based on annualized interest income or expense divided by average carrying value.

(4)	Includes the effect of accelerated amortization of deferred finance costs for Loan Facility 1 which was terminated in January 2014.

Interest income increased $11.4 million, primarily attributable to increased investment activity.
Interest expense increased $3.0 million, primarily attributable to Securitization Financing Transactions and borrowings on our Credit Facilities and the effect of accelerated amortization of deferred finance costs for Loan Facility 4 which was terminated in January 2014.
Other Revenues
Rental and Other Income
Rental and other income increase was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $1.5 million primarily due to our increased investment activity.
Other Interest Expense
Other interest expense increase was attributable to mortgage notes payable related to our new real estate equity investments.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs decreased $0.3 million due to a decrease in investment activity in the first quarter of 2014.
Property Operating Expenses
Property operating expenses increase of $2.5 million was attributable to real estate equity investments acquired in the fourth quarter of 2013.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. The general and administrative expenses increased $0.9 million, primarily attributable to increases in operating costs.
Depreciation
Depreciation expense increase was primarily related to acquisitions in our real estate equity segment in the fourth quarter 2013.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $5.9 million, primarily attributable to our PE Investments. In addition, in March 2014, the retail component of the Milford hotel was sold and we recognized a $0.6 million gain from this sale in equity in earnings.
Realized Gain (Loss) on Investments and Other
In the first quarter 2014, we realized a loss of $0.2 million from the sale of a mezzanine loan participation. There were no sales of investments in the first quarter 2013.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Subsequent to the completion of our Primary Offering, our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities and other term borrowings and proceeds from our DRP.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. We expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of March 31, 2014, we had $711.4 million carrying value of CRE debt investments financed with $492.0 million of securitization bonds.
Securitization 2013-1
In August 2013, we closed our $531.5 million Securitization 2013-1. We, through our subsidiaries, initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount and our Sponsor, through its subsidiaries, transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. Our Sponsor did not retain any interest in such senior loans. Subsequent to the closing of Securitization 2013-1, we contributed four additional CRE debt investments with a $105.5 million aggregate principal balance. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.68%. We retained all of the below investment-grade bonds in Securitization 2013-1. The documents that govern Securitization 2013-1 require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test (as defined by each applicable indenture), in order for us to receive regular cash flow distributions and defaults in our CRE debt investments, among other things, can negatively impact the OC and IC tests. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the investment-grade securitization bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our distributions and affect compliance with REIT requirements. We do not have similar requirements in Securitization 2012-1.
The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to March 31, 2014 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to March 31, 2014	91,431	1,363
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
Credit Facilities
We currently have five Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from October 2014 to July 2015 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018. The advance rates and maturity dates of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
Offering
From inception through May 12, 2014, the Company raised total gross proceeds of $1,162.8 million.
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
We expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments. As of March 31, 2014, our leverage as a percentage of our cost of investments was 44.0% and is well below the maximum allowed by our charter.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor and NorthStar Realty Securities, LLC, or our Dealer Manager. During our organization and Offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering expenses through the completion of our Total Primary Offering was 10.7% of total proceeds raised from our Total Primary Offering, below the 15.0% maximum allowed. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. Effective July 19, 2013, the advisory agreement was renewed for one year to July 18, 2014.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2014	2013
Operating activities	$25,513	$9,476
Investing activities	32,076	(257,160)
Financing activities	11,709	198,129
Net increase (decrease) in cash	$69,298	$(49,555)
Three Months Ended March 31, 2014 Compared to March 31, 2013
Net cash provided by operating activities was $25.5 million for the three months ended March 31, 2014 compared to $9.5 million for the three months ended March 31, 2013. The increase in net cash provided by operating activities related to an increase in net interest income and rental income generated from our investments due to increased investment activity and distributions from PE Investments, offset by fees paid to our Advisor for the management of our investments and payments of general and administrative expenses.
Net cash provided by investing activities was $32.1 million for the three months ended March 31, 2014 compared to net cash used in investing activities of $257.2 million for the three months ended March 31, 2013. Net cash provided by investing activities for the three months ended March 31, 2014 related to proceeds from the sale of a CRE debt investment, repayments from CRE debt investments and distributions from PE Investments offset by the origination of a CRE debt investment. Net cash used in investing activities for the three months ended March 31, 2013 related to the origination of CRE debt investments, the acquisition of CRE securities and our investment in PE Investment I.
Net cash provided by financing activities was $11.7 million for the three months ended March 31, 2014 compared to $198.1 million for the three months ended March 31, 2013. Net cash provided by financing activities in 2014 related to a decrease in restricted cash at Securitization 2013-1 and proceeds from our DRP offset by distributions paid on our common stock, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities in 2013 related to the net proceeds from the issuance of common stock through our Offering, borrowings under our Credit Facilities, offset by the distributions paid on our common stock, share repurchases and the payment of deferred financing costs.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 4. “Investments in and Advances to Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Organization and Offering Costs
Our Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We were obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from our Primary Offering. Our Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from our Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from our Total Primary Offering, we incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company’s independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. We recorded organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs were recorded in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity. In addition, total underwriting compensation through the completion of our Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker-dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority, Inc.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three months ended March 31, 2014 and 2013 and the amount due to related party as of March 31, 2014 and December 31, 2013 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	March 31, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$4,744	$2,142	$1,606	$1,607
Acquisition (1)	Real estate debt investments, net / Asset management and other fees- related party	120	2,342	—	—
Disposition (1)	Real estate debt investments, net / Asset management and other fees- related party	175	—	—	10
Reimbursements to Advisor
Operating costs	General and administrative expenses	2,255	1,485	2,255	1,459
Organization	General and administrative expenses	—	53	—	—
Offering	Cost of capital (2)	—	1,003	—	—
Selling commissions /Dealer manager fees	Cost of capital (2)	—	16,935	—	—
Total				$3,861	$3,076
____________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2014, our Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
Sponsor Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. For the three months ended March 31, 2014 and 2013, our Sponsor was not required to purchase shares in connection with our Distribution Support Agreement. From inception through the expiration of our Distribution Support Agreement, our Sponsor purchased 507,980 shares of our common stock for $4.6 million under such commitment.

Securitization 2012-1
We entered into an agreement with our Sponsor that provides that both we and our Sponsor receive the economic benefit and bear the economic risk associated with the investments we and our Sponsor each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of us and our Sponsor is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of us or our Sponsor. In the event that either we or our Sponsor suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by us or our Sponsor, as the case may be, prior to the investment-grade bondholders of Securitization 2012-1. An affiliate of our Sponsor was named special servicer for Securitization 2012-1.
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
Recent Developments
Distribution Reinvestment Plan
From April 1, 2014 through May 12, 2014, we issued 0.7 million shares of common stock pursuant to our DRP raising proceeds of $7.1 million. As of May 12, 2014, 11.7 million shares were available to be issued pursuant to our DRP.
Distributions
On May 6, 2014, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended September 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2014 through May 12, 2014, we repurchased 0.2 million shares for a total of $1.9 million or a weighted average price of $9.48 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.
New Investments
From April 1, 2014 through May 12, 2014, we originated two first mortgage loans with a $250.2 million aggregate principal amount and financed the loans with $110.3 million from Term Loan Facilities. We also acquired, through a joint venture, a student housing property for $19.5 million and financed the property with an assumed non-recourse mortgage of $11.1 million and an assumed non-recourse second mortgage of $1.8 million. We contributed $5.8 million of equity for an 80.0% interest in the property.

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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
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

•
unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$19,931	$7,922
Adjustments:
Depreciation	1,183	—
Depreciation related to non-controlling interests	(176)	—
Funds from operations	20,938	7,922
Modified funds from operations:
Funds from operations	20,938	7,922
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	2,618	791
Acquisition fees on investments	12	1,588
Realized (gain) loss on investments and other	175	—
Modified funds from operations	$23,743	$10,301

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through March 31, 2014, we paid distributions at an annualized distribution rate of 8.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the three months ended March 31, 2014, the year ended December 31, 2013 and the period from inception through March 31, 2014 (dollars in thousands):

	Distributions (1)			Cash Flow Provided by Operations	Funds from Operations
Period	Cash	DRP	Total
Three months ended March 31, 2014	$12,369	$10,338	$22,707	$25,513	$20,938
Year ended December 31, 2013	43,744	34,478	78,222	66,600	62,328
Inception through March 31, 2014 (2)	77,698	58,378	136,076	106,448	102,478
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to our Merger Transaction. From inception through March 31, 2014, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $21.8 million, of which $4.6 million related to shares purchased by our Sponsor pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

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
As of May 2, 2014, the date of our last investment, our portfolio generated a current yield on invested equity of 8.5%, net of expenses and including uninvested cash (our portfolio generated a 14.3% current yield on invested equity before expenses and excluding uninvested cash). There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Our CRE debt and securities investments bear interest at either a floating or fixed rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, most of our floating-rate CRE debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.
Changes in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would decrease net income by $2.1 million annually.

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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2014, no CRE debt investment contributed more than 10% of interest income.
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
PART II. Other Information
Item 1. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 12, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended March 31, 2014, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	200,419	$9.52	(1)
February 1 to February 28	—	—	(1)
March 1 to March 31	—	—	(1)
Total	200,419	$9.52
_______________________________________________________

(1)
We adopted our Share Repurchase Program effective July 19, 2010, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the three months ended March 31, 2014, there were no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended March 31, 2014, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

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
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited).

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Real Estate Income Trust, Inc.

Date:	May 13, 2014	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer