Form 10-Q
period 2014-06-30
NorthStar Real Estate Income Trust, Inc.
filed 2014-08-13
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
The Company has one class of common stock, $0.01 par value per share, 116,714,933 shares outstanding as of August 12, 2014.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to deploy capital quickly and successfully;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

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

•	borrower or tenant defaults or bankruptcy;

•	illiquidity of investments in our portfolio;

•	our ability to complete securitization financing transactions on terms that are acceptable to us, if at all;

•	our ability to realize the value of the bonds and equity retained in our securitization financing transactions;

•	our ability to meet various coverage tests with respect to our securitization financing transactions;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s and its affiliates due diligence to identify all relevant facts in our underwriting process or otherwise;

•	our ability to successfully complete a liquidity transaction on favorable terms, if at all;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$97,729	$119,595
Restricted cash	123,585	223,002
Real estate debt investments, net	1,259,805	1,074,773
Real estate debt investments, held for sale	—	17,500
Investments in unconsolidated ventures (refer to Note 4)	196,810	156,616
Operating real estate, net	167,498	125,168
Real estate securities, available for sale	70,500	66,450
Receivables, net	8,596	30,500
Deferred costs and other assets, net	13,288	17,500
Total assets	$1,937,811	$1,831,104
Liabilities
Securitization bonds payable	$482,499	$506,929
Mortgage notes payable	131,603	102,500
Credit facilities	169,283	28,323
Due to related party	—	3,076
Accounts payable and accrued expenses	7,551	3,843
Escrow deposits payable	115,199	172,623
Other liabilities	8,891	8,585
Total liabilities	915,026	825,879

Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 116,348,838 and 114,536,134 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,163	1,145
Additional paid-in capital	1,036,510	1,019,348
Retained earnings (accumulated deficit)	(38,576)	(32,886)
Accumulated other comprehensive income (loss)	16,490	13,044
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,015,587	1,000,651
Non-controlling interests	7,198	4,574
Total equity	1,022,785	1,005,225
Total liabilities and equity	$1,937,811	$1,831,104

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Distributions Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net interest income
Interest income	$26,901	$16,191	$51,002	$28,858
Interest expense	5,710	3,263	11,294	5,801
Net interest income	21,191	12,928	39,708	23,057

Other revenues
Rental and other income	5,634	—	10,478	—
Total other revenues	5,634	—	10,478	—

Expenses
Asset management and other fees - related party	5,723	2,765	10,642	6,188
Other interest expense	1,519	—	2,805	—
Transaction costs	758	687	770	994
Property operating expenses	2,787	—	5,245	—
General and administrative expenses (refer to Note 8)	3,529	2,346	6,090	4,038
Depreciation	1,420	—	2,603	—
Total expenses	15,736	5,798	28,155	11,220
Income (loss) from operations	11,089	7,130	22,031	11,837
Equity in earnings (losses) of unconsolidated ventures	8,961	5,827	18,098	9,042
Realized gain (loss) on investments and other	—	—	(175)	—
Net income (loss)	20,050	12,957	39,954	20,879
Net (income) loss attributable to non-controlling interests	178	—	205	—
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$20,228	$12,957	$40,159	$20,879
Net income (loss) per share of common stock, basic/diluted	$0.17	$0.14	$0.35	$0.26
Weighted average number of shares of common stock outstanding, basic/diluted	116,020,563	94,726,276	115,572,651	81,619,944
Distributions declared per share of common stock	$0.20	$0.20	$0.40	$0.40

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$20,050	$12,957	$39,954	$20,879
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	1,725	1,042	3,446	1,987
Total other comprehensive income (loss)	1,725	1,042	3,446	1,987
Comprehensive income (loss)	21,775	13,999	43,400	22,866
Comprehensive (income) loss attributable to non-controlling interests	178	—	205	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$21,953	$13,999	$43,605	$22,866

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	60,205	$602	$532,617	$(15,935)	$458	$517,742	$4	$517,746
Net proceeds from issuance of common stock	51,475	515	459,710	—	—	460,225	—	460,225
Non-controlling interests - contributions							4,824	4,824
Proceeds from distribution reinvestment plan	3,438	34	32,615	—	—	32,649	—	32,649
Shares redeemed for cash	(593)	(6)	(5,688)	—	—	(5,694)	—	(5,694)
Issuance and amortization of equity-based compensation	11	—	94	—	—	94	—	94
Other comprehensive income (loss)	—	—	—	—	12,586	12,586	—	12,586
Distributions declared	—	—	—	(78,222)	—	(78,222)	—	(78,222)
Net income (loss)	—	—	—	61,271	—	61,271	(254)	61,017
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - contributions	—	—	—	—	—	—	3,044	3,044
Non-controlling interests - distributions	—	—	—	—	—	—	(215)	(215)
Proceeds from distribution reinvestment plan	2,206	22	20,940	—	—	20,962	—	20,962
Shares redeemed for cash	(404)	(4)	(3,838)	—	—	(3,842)	—	(3,842)
Issuance and amortization of equity-based compensation	11	—	60	—	—	60	—	60
Other comprehensive income (loss)	—	—	—	—	3,446	3,446	—	3,446
Distributions declared	—	—	—	(45,849)	—	(45,849)	—	(45,849)
Net income (loss)	—	—	—	40,159	—	40,159	(205)	39,954
Balance as of June 30, 2014 (unaudited)	116,349	$1,163	$1,036,510	$(38,576)	$16,490	$1,015,587	$7,198	$1,022,785

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$39,954	$20,879
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(18,098)	(9,042)
Depreciation	2,603	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	1,500	1,948
Amortization of deferred financing costs	3,299	1,077
Interest accretion on investments	—	251
Distributions from unconsolidated ventures (refer to Note 4)	17,853	9,223
Realized (gain) loss on investments and other	175	—
Amortization of equity-based compensation	60	36
Changes in assets and liabilities:
Restricted cash	191	(128)
Receivables, net	(775)	(2,079)
Deferred costs and other assets	17	—
Due to related party	(3,076)	3,315
Accounts payable and accrued expenses	2,018	959
Other liabilities	439	—
Net cash provided by (used in) operating activities	46,160	26,439
Cash flows from investing activities:
Origination of real estate debt investments, net	(248,339)	(413,448)
Repayment on real estate debt investments	78,016	1,252
Proceeds from sale of real estate debt investments	17,325	—
Acquisition of operating real estate, net	(14,142)	—
Improvement of operating real estate	(906)	—
Investments in unconsolidated ventures (refer to Note 4)	(53,404)	(134,664)
Distributions from unconsolidated ventures (refer to Note 4)	22,716	13,215
Acquisition of real estate securities, available for sale	—	(23,285)
Net cash provided by (used in) investing activities	(198,734)	(556,930)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	461,108
Proceeds from distribution reinvestment plan	20,962	12,509
Shares redeemed for cash	(3,842)	(2,675)
Distributions paid on common stock	(45,981)	(29,266)
Repayment of mortgage notes	(30)	—
Borrowings from credit facilities	148,598	99,550
Repayment of credit facilities	(7,638)	—
Repayment of securitization bonds	(24,766)	—
Change in restricted cash	41,801	—
Payment of deferred financing costs	(1,225)	(1,211)
Contributions from non-controlling interests	3,044	—
Distributions to non-controlling interests	(215)	—
Net cash provided by (used in) financing activities	130,708	540,015
Net increase (decrease) in cash	(21,866)	9,524
Cash - beginning of period	119,595	213,727
Cash - end of period	$97,729	$223,251

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$57,424	$109,926
Distribution payable	7,649	6,968
Accrued cost of capital	—	1,124
Non-cash related to PE Investments (refer to Note 4)	105	2,218
Subscriptions receivable, gross	—	719
Acquisition of operating real estate	29,133	—
Assumption of mortgage notes payable	29,133	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s indirect interests in real estate through real estate private equity funds (“PE Investments”) and direct ownership in properties, which may be owned through joint ventures, that may or may not be structurally senior to a third-party partner’s equity. CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company was formed in January 2009 as a Maryland corporation. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (the “Sponsor”), with its common stock listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NSAM.” The Sponsor and its affiliates were organized to provide asset management and other services to the Company, NorthStar Realty, other sponsored public non-traded companies and any other companies the Sponsor may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSI, Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Trust Advisor, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NS Real Estate Income Trust Advisor, LLC and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2014 and December 31, 2013. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of June 30, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
From inception through August 12, 2014, the Company raised total gross proceeds of $1,173.6 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”).
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of June 30, 2014, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $39.4 million as of June 30, 2014. The Company’s maximum exposure to loss as of June 30, 2014 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of June 30, 2014. The Company did not provide financial support to its unconsolidated VIE during the six months ended June 30, 2014. As of June 30, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.

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
Investments in Unconsolidated Ventures
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
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for PE Investments. The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

only component of OCI is unrealized gain (loss) on CRE securities available for sale for which the fair value option was not elected.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of June 30, 2014, the Company did not have any CRE securities investments for which it elected the fair value option.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2014, the Company did not have any OTTI recorded on its CRE securities.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of June 30, 2014, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $4.6 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 12 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of June 30, 2014.
Organization and Offering Costs
The Prior Advisor, or its affiliates, was entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Prior Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Total Primary Offering. The Prior Advisor initially expected reimbursable organization and offering costs would not exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from the Total Primary Offering, the Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company recorded organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs were recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
Other
Refer to Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for further disclosure of the Company’s significant accounting policies.
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
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial statements and related disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments, as of June 30, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	28	$1,102,475	$1,078,223	83.7%	12.00%	6.47%	6.58%	99.0%
Mezzanine loans	5	181,193	148,332	13.8%	10.10%	13.70%	13.79%	93.4%
Subordinate interests	1	33,250	33,250	2.5%	13.11%	—%	13.24%	—%
Total/Weighted average	34	$1,316,918	$1,259,805	100.0%	12.25%	6.98%	7.61%	95.7%
__________________________________________________________

(1)	Includes future funding commitments of $59.3 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $701.7 million for Securitization Financing Transactions (including $0.8 million of cash pending investment) and $251.7 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of June 30, 2014, the Company had $981.3 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.89%.

Year to date through August 12, 2014, the Company originated seven loans with an aggregate principal amount of $406.4 million, including the Company’s proportionate interest in a mezzanine loan owned through a joint venture of $69.2 million, including future funding commitments (refer to Note 4).
The following table presents CRE debt investments, as of December 31, 2013 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)(3)	Allocation by Investment Type (4)	Fixed Rate	Spread Over LIBOR (5)	Total Unleveraged Current Yield
First mortgage loans	29	$915,380	$904,918	80.6%	12.96%	6.86%	7.26%	94.6%
Mezzanine loans	4	186,693	154,105	16.5%	—%	14.19%	14.27%	100.0%
Subordinate interests	1	33,250	33,250	2.9%	13.11%	—%	13.24%	—%
Total/Weighted average	34	$1,135,323	$1,092,273	100.0%	13.02%	7.97%	8.43%	92.4%
__________________________________________________________

(1)	Includes future funding commitments of $44.6 million and a $17.5 million mezzanine loan participation classified as held for sale.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
July 1 to December 31, 2014	$129,685	$—
Years Ending December 31:
2015	378,320	12,480
2016	313,600	175,205
2017	187,300	320,320
2018	—	413,600
Thereafter	308,013	395,313
Total	$1,316,918	$1,316,918
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.4 years.
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
As of June 30, 2014, the Company had one CRE debt investment that was not performing in accordance with the contractual terms. The Company is in the process of taking title to property collateralizing this debt investment and believes the collateral value is in excess of its carrying value. For the six months ended June 30, 2014, no CRE debt investment contributed more than 10% of interest income.

4.	Investments in Unconsolidated Ventures
Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE investments indirectly through unconsolidated ventures (“PE Investment I”) and (“PE Investment II”). The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. Both PE Investments are considered voting interest entities and are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds.
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there was one significant unconsolidated joint venture with respect to PE Investment I as of June 30, 2014.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment I
In February 2013, the Company completed the initial closing (“PE I Initial Closing”) of PE Investment I which through a preferred investment, owns a portfolio of limited partnership interests in real estate private equity funds managed by institutional-quality sponsors. Pursuant to the terms of the agreement, at the PE I Initial Closing, the full purchase price was funded, excluding future capital commitments. Accordingly, the Company funded $118.0 million and NorthStar Realty (together with the Company, the “NorthStar Entities”) funded $282.1 million. The NorthStar Entities have an aggregate ownership interest in PE Investment I of 51.0%, of which the Company owns 29.5% and NorthStar Realty owns 70.5%. Teachers Insurance and Annuity Association of America (the “Class B Partner”) contributed its interests in 49 funds subject to the transaction in exchange for all of the Class B partnership interests in PE Investment I.
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
As of June 30, 2014 and December 31, 2013, the carrying value of the investment in PE Investment I was $86.8 million and $94.7 million, respectively. For the three months ended June 30, 2014 and 2013, the Company recognized $5.9 million and $6.0 million of equity in earnings, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized $11.6 million and $9.2 million of equity in earnings, respectively. For the six months ended June 30, 2014, the Company received $19.6 million of net distributions and did not make any contributions related to PE Investment I. For the six months ended June 30, 2013, the Company received $23.7 million of net distributions and made $7.5 million of contributions related to PE Investment I. The six months ended June 30, 2013 represents activity from February 15, 2013 through June 30, 2013. As of June 30, 2014, the Company’s future capital commitments to the fund interests in PE Investment I are estimated to be approximately $6 million.
The Company had one significant unconsolidated joint venture related to PE Investment I as of June 30, 2014. Summarized financial data for such unconsolidated joint venture for the three months ended March 31, 2014, which is the most recent financial information available from the underlying funds, included net investment income of $1.6 million, realized gains of $1.9 million and unrealized losses of $2.6 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
PE Investment II
In June 2013, the Company, NorthStar Realty and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported net asset value (“NAV”) acquired was $910.0 million as of September 30, 2012. The Company, NorthStar Realty and the Vintage Funds each have an ownership interest in PE Investment II of 15.0%, 70.0% and 15.0%, respectively. All amounts paid and received are based on each Partner’s proportionate interest.
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. The Company funded all of its proportionate share of the Initial Amount at the initial closing (“PE II Initial Closing”) on July 3, 2013. For the six months ended June 30, 2014, PE Investment II paid $2.4 million of the Deferred Amount to PE II Seller of which the Company’s share was $0.4 million. As of June 30, 2014, the Company’s share of the Deferred Amount is $61.3 million. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 31st of each year, commencing on March 31, 2015 and for a period of two years thereafter, PE Investment II will pay an amount necessary to reduce the Deferred Amount by the greater of 15.0% of the then outstanding Deferred Amount or 15.0% of the aggregate distributions received by PE Investment II during the preceding 12 month period.
On the first full calendar quarter after the four-year anniversary of the applicable closing date of each fund interest, PE Investment II will be required to pay to PE II Seller the then outstanding unpaid Deferred Amount. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.
The Company guaranteed all of its funding obligations that may be due and owed under PE Investment II agreements directly to PE Investment II entities. The Company and NorthStar Realty each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and NorthStar Realty. The Company and NorthStar Realty further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or NorthStar Realty as the case may be.
As of June 30, 2014 and December 31, 2013, the carrying value of the investment in PE Investment II was $58.0 million and $61.9 million, respectively. For the three and six months ended June 30, 2014, the Company recognized $2.8 million and $5.7 million of equity in earnings. For the six months ended June 30, 2014, the Company received $10.6 million of net distributions and made $1.1 million of contributions related to PE Investment II. As of June 30, 2014, the Company’s future capital commitments to the fund interests in PE Investment II are estimated to be approximately $2 million.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR Realty LLC (“RXR”) to originate a mezzanine loan. RXR is a leading real estate operating and investment management company focused on high-quality real estate investments in the New York Tri-State area. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owns 50% of the mezzanine loan, of which the Company’s interest in the joint venture is 78.0%. As of June 30, 2014, the carrying value of the investment was $52.0 million. For the three and six months ended June 30, 2014, the Company recognized $0.2 million of equity in earnings.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Realty acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owned 35.0% and NorthStar Realty owned 65.0%. There was no carrying value as of June 30, 2014 and December 31, 2013. In March 2014, the retail component of the hotel was sold and for the six months ended June 30, 2014, the Company recognized a $0.6 million gain from this sale in equity in earnings.

5.	Operating Real Estate
For the six months ended June 30, 2014, the Company, through a joint venture entered into in the fourth quarter 2013, acquired two additional student housing properties for an aggregate purchase price of $44.7 million, including all costs, escrows and reserves. The Company assumed three non-recourse mortgage notes in the aggregate amount of $29.1 million in connection with the acquisitions. The Company contributed $11.7 million for an 80% interest in the properties.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company estimated the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition) for acquisitions in 2014 and 2013 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land	$11,700
Buildings	156,199
Other assets acquired (1)	14,329
Total assets acquired	$182,228
Liabilities:
Mortgage notes payable	131,633
Other liabilities assumed (2)	1,805
Total liabilities	133,438
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	41,071
Non-controlling interests	7,719
Total equity	48,790
Total liabilities and equity	$182,228
____________________________________________________________

(1)	Primarily includes deferred costs and escrowed amounts, as applicable.

(2)	Primarily includes prepaid rent and security deposits.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CRE securities (dollars in thousands):

							Weighted Average
		Principal Amount (1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
CMBS:	Number			Gain	(Loss)		Coupon (2)
June 30, 2014	8	$104,542	$54,010	$16,971	$(481)	$70,500	4.53%	9.07%
December 31, 2013	8	104,542	53,406	13,373	(329)	66,450	4.53%	9.07%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $17.7 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized gains in OCI for the three months ended June 30, 2014 and 2013 of $1.7 million and $1.0 million, respectively. The Company recorded unrealized gains in OCI for the six months ended June 30, 2014 and 2013 of $3.4 million and $2.0 million, respectively. As of June 30, 2014, the Company held two securities with an aggregate carrying value of $17.7 million with an unrealized loss of $0.5 million, both of which were in an unrealized loss position for a period of more than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of June 30, 2014, the weighted average contractual maturity of CRE securities was 33 years with an expected maturity of 7.1 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of June 30, 2014 and December 31, 2013 (dollars in thousands):

				June 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1	Non-recourse	Aug-29	LIBOR + 2.68%	$382,241	$382,076	$382,700	$382,250
Securitization 2012-1	Non-recourse	Aug-29	LIBOR + 1.77%	100,352	100,423	124,659	124,679
Subtotal securitization bonds payable				482,593	482,499	507,359	506,929

Mortgage notes payable
MF 1 Senior Mortgage	Non-recourse	Dec-23	4.84%	$43,500	$43,500	$43,500	$43,500
MF 2 Senior Mortgage	Non-recourse	Dec-23	4.94%	43,000	43,000	43,000	43,000
SH 1 Senior Mortgage	Non-recourse	Jan-24	5.15%	16,000	16,000	16,000	16,000
SH 2 Senior Mortgage (2)	Non-recourse	Dec-20	5.27%	12,903	12,903	—	—
SH 3 Senior Mortgage	Non-recourse	Nov-16	5.84%	16,200	16,200	—	—
Subtotal mortgage notes payable				131,603	131,603	102,500	102,500

Credit facilities
Loan Facility 2	Partial Recourse(3)	Oct-17(4)	2.66%(5)	$51,000	$51,000	$—	$—
Loan Facility 3	Non-recourse	Jul-18 (6)	5.66%(7)	9,000	9,000	16,638	16,638
Loan Facility 4	Partial Recourse(8)	Mar-18(9)	2.65%(10)	97,598	97,598	—	—
CMBS Facilities	Recourse	(11)	1.42%	11,685	11,685	11,685	11,685
Subtotal credit facilities				169,283	169,283	28,323	28,323
Grand Total				$783,479	$783,385	$638,182	$637,752
_____________________________________________________

(1)	Represents the weighted average as of June 30, 2014.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(3)
Recourse solely with respect to 25.0% of the repurchase price for purchased assets with a lender debt yield equal to or greater than 10% at the time of financing plus 100% of the repurchase price for purchased assets with a lender debt yield less than 10% at the time of financing.

(4)
The next maturity date is October 18, 2014, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(5)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.0% to 4.0%. The Company entered into this facility in the third quarter 2012.

(6)
The initial maturity date is July 30, 2015, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(7)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 3.95% to 5.95%.

(8)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(9)
The initial maturity date is March 11, 2015, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(10)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%. The Company entered into this facility in the first quarter 2013.

(11)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on fully extended maturity as of June 30, 2014 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
July 1 to December 31, 2014	$11,685	$—	$—	$11,685
Years Ending December 31:
2015	—	—	—	—
2016	16,200	—	16,200	—
2017	51,000	—	—	51,000
2018	106,598	—	—	106,598
Thereafter	597,996	482,593	115,403	—
Total	$783,479	$482,593	$131,603	$169,283
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and NorthStar Realty.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal balance. NorthStar Realty transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.68%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction (“Securitization 2012-1”) collateralized by CRE debt investments originated by the Company and NorthStar Realty. The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, of which $129.5 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65.0% at a weighted average coupon of LIBOR plus 1.77%. The Company used the proceeds to repay $117.7 million of borrowings on its term loan facilities.
The retained equity interests of the Company and NorthStar Realty are held by a general partnership and both the Company and NorthStar Realty are the general partners (“Financing JV”). The Company evaluated both Securitization 2012-1 and the Financing JV under the VIE model and concluded that both entities were considered voting interest entities. The Company first determined that the retained equity interests and the issued senior beneficial interests represented variable interests in Securitization 2012-1. The Company then determined that the entities were not VIEs as the equity investors have the characteristics of a controlling financial interest and there is sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. The power to direct the activities most significant to economic performance is through the special servicer who has the ability to manage the assets that are delinquent or in default. The investment grade bondholders have no control rights. Voting rights in both entities are in proportion to the economic interests. The retained equity interests in Securitization 2012-1 appoint the special servicer, providing the power to the equity

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investment at risk via voting rights held by the Financing JV. Furthermore, each of the partners retained the economic interests in its own loans as if the loans have been securitized on a stand-alone basis. All distributions on the retained equity interests occur after the third party bonds have received their contractual principal and interest payments. Shortfalls are borne by the retained interests and any losses will be absorbed first by the respective owner of such loans. Based on the preceding analysis, the Company concluded that the structures did not possess characteristics of a VIE and were voting interest entities.
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
In July 2012, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 2”) of $50.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. Loan Facility 2 was increased to $100.0 million in November 2012 and to $150.0 million in April 2013. In connection with Loan Facility 2, the Company agreed to guarantee certain obligations under Loan Facility 2 if the Company or an affiliate of the Company engages in certain customary bad acts. Loan Facility 2 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, the borrowing subsidiary of the Company must maintain at least $3.8 million and a maximum of $22.5 million in unrestricted cash, at all times during the term of Loan Facility 2.
In July 2012, a subsidiary of the Company entered into a credit and security agreement (“Loan Facility 3”) of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 3, the Operating Partnership agreed to guarantee interest payments and the customary obligations under Loan Facility 3 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in the Company’s borrowing subsidiary as collateral. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.8 million and as much as $7.5 million in unrestricted cash or other eligible investments at all times during the term of Loan Facility 3.
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
As of June 30, 2014, the Company had $251.7 million carrying value of CRE debt investments, financed with $157.6 million under three term loan facilities. The loan facilities are collectively herein referred to as Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2014, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

default and indemnities that are customary for agreements of this type. As of June 30, 2014, the Company had $17.7 million carrying value of CRE securities, financed with $11.7 million under its CMBS Facilities.

8.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into NSAM, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of NSAM, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Organization and Offering Costs
The Prior Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Prior Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from the Primary Offering. The Prior Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from the Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from the Total Primary Offering, the Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company’s independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. Total underwriting compensation through the completion of the Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker-dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority, Inc.
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company paid NorthStar Realty Securities, LLC (the “Dealer Manager”) selling commissions of up to 7.0% of gross proceeds from the Total Primary Offering, all of which were reallowed to participating broker-dealers. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Total Primary Offering, a portion of which was reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and six months ended June 30, 2014 and 2013 and the amount due to related party as of December 31, 2013 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement (1)	Financial Statement Location	2014	2013	2014	2013	December 31, 2013 (2)
Fees to Advisor
Asset management	Asset management and other fees- related party	$5,379	$2,761	$10,123	$4,903	$1,607
Acquisition (3)	Real estate debt investments, net / Asset management and other fees- related party	3,369	2,981	3,489	5,323	—
Disposition (3)	Real estate debt investments, net / Asset management and other fees- related party	632	15	807	15	10
Reimbursements to Advisor
Operating costs	General and administrative expenses	3,007	2,218	5,262	3,754	1,459
Total						$3,076
___________________________________

(1)
The Company incurred offering costs of $1.5 million and $2.5 million, respectively, and selling commissions / dealer manager fees of $32.6 million and $49.5 million, respectively, for the three and six months ended June 30, 2013. These costs are recorded as cost of capital and are included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(2)	The Company had no amount due to related party as of June 30, 2014.

(3)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees -related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2014, the Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

NorthStar Realty Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. For the three and six months ended June 30, 2014 and 2013, NorthStar Realty was not required to purchase shares in connection with the Distribution Support Agreement. From inception through the expiration of the Distribution Support Agreement, NorthStar Realty purchased 507,980 shares of the Company’s common stock for $4.6 million under such commitment.
Securitization 2012-1
The Company entered into an agreement with NorthStar Realty that provides that both the Company and NorthStar Realty receive the economic benefit and bear the economic risk associated with the investments the Company and NorthStar Realty each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of the Company and NorthStar Realty is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of the Company or NorthStar Realty. In the event that either the Company or NorthStar Realty suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by the Company or NorthStar Realty, as the case may be, prior to the investment-grade bondholders of Securitization 2012-1. An affiliate of the Sponsor was named special servicer for Securitization 2012-1.
Securitization 2013-1
In August 2013, the Company closed Securitization 2013-1. The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. NorthStar Realty transferred three senior loans with an aggregate principal

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. An affiliate of the Sponsor was named special servicer of Securitization 2013-1.
PE Investments
In connection with PE Investments, the Company guaranteed all of its funding obligations that may be due and owed under the governing documents indirectly through an indemnification with NorthStar Realty, which in turn guaranteed the obligations directly to the PE Investment entities. The Company and NorthStar Realty each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and NorthStar Realty. The Company and NorthStar Realty further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or NorthStar Realty, as the case may be.
PE Investment I
In connection with PE Investment I, the Company assumed the rights to subscribe to 29.5% of PE Investment I from NorthStar Realty. The Company and NorthStar Realty contributed cash of $400.1 million, of which the Company and NorthStar Realty contributed $118.0 million and $282.1 million, respectively.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2014, the Company’s independent directors were granted a total of 51,000 shares of restricted common stock issued at $9.00 per share. The Company awarded 3,500 shares of restricted common stock to each of the independent directors for the six months ended June 30, 2014 and 2013.
The Company recognized equity-based compensation expense of $31,181 and $19,368 for the three months ended June 30, 2014 and 2013, respectively, and $59,868 and $36,243 for the six months ended June 30, 2014 and 2013, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. On July 1, 2013, the Company completed the Total Primary Offering and all of the shares initially registered were issued. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the six months ended June 30, 2014, the Company issued 2.2 million shares totaling $21.0 million of proceeds pursuant to the DRP. For the year ended December 31, 2013, the Company issued 3.4 million shares totaling $32.6 million of proceeds pursuant to the DRP. From inception through June 30, 2014, the Company issued 6.9 million shares totaling $65.4 million of proceeds pursuant to the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002191781 per share, which is equivalent to an annual distribution rate of 8.0%. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2014 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$4,314	$3,493	$7,807
February	3,818	3,242	7,060
March	4,237	3,603	7,840
April	4,119	3,495	7,614
May	4,250	3,629	7,879
June	4,123	3,526	7,649
Total	$24,861	$20,988	$45,849
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. For the six months ended June 30, 2014, the Company repurchased 404,286 shares of common stock for a total of $3.8 million at an average price of $9.50 per share. For the year ended December 31, 2013, the Company repurchased 593,226 shares of common stock for a total of $5.7 million at an average price of $9.60 per share. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. As of June 30, 2014, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2014 and 2013 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three and six months ended June 30, 2014 was $0.2 million.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$144,804	$144,804	$—	$—	$156,616	$156,616
Real estate securities, available for sale	—	70,500	—	70,500	—	66,450	—	66,450

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of June 30, 2014 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

Beginning balance	$156,616
Purchases/contributions	1,093
Distributions	(30,165)
Equity in earnings	17,260
Ending balance	$144,804
For the six months ended June 30, 2014, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates ranging from 19% to 26% and includes timing and amount of expected future cash flows.
As of June 30, 2014 and December 31, 2013, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the three and six months ended June 30, 2014 and 2013, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014				December 31, 2013
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$1,257,654	(2)	$1,259,805	$1,435,342	$1,073,189	(2)	$1,074,773	$1,197,383
Real estate debt investments, held for sale	—		—	—	17,500		17,500	17,500
Real estate securities, available for sale (3)	104,542		70,500	70,500	104,542		66,450	66,450
Financial liabilities: (1)
Securitization bonds payable	$482,593		$482,499	$482,475	$507,359		$506,929	$507,212
Mortgage notes payable	131,603		131,603	131,830	102,500		102,500	102,500
Credit facilities	169,283		169,283	169,283	28,323		28,323	28,323
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $59.3 million as of June 30, 2014 and $44.6 million as of December 31, 2013.

(3)	Refer to the “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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
Credit Facilities
The Company has amounts outstanding under five credit facilities. All credit facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Segment Reporting
The Company conducts its business through the following segments, which are based on how management reviews and manages its business:

•
Commercial Real Estate Debt - Focused on originating, acquiring and asset managing CRE debt investments including first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests. The Company may also invest in CRE debt investments indirectly through joint ventures.

•
Select Commercial Real Estate Equity - Focused on indirect interests in real estate through real estate private equity funds since the underlying collateral in the funds is primarily real estate, direct ownership in real estate or through a joint venture and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

•	Commercial Real Estate Securities - Focused on investing in CMBS, unsecured REIT debt, CDO notes and other securities.
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
The following tables present segment reporting for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Three months ended June 30, 2014:	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
Net interest income	$19,737	$—	$1,454	$—	$21,191
Rental and other income	—	5,634	—	—	5,634
Expenses	227	6,483	—	9,026	15,736
Income (loss) from operations	19,510	(849)	1,454	(9,026)	11,089
Equity in earnings (losses) of unconsolidated ventures	217	8,744	—	—	8,961
Net income (loss)	$19,727	$7,895	$1,454	$(9,026)	$20,050

Three months ended June 30, 2013:	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
Net interest income	$11,515	$—	$1,413	$—	$12,928
Expenses	81	691	7	5,019	5,798
Income (loss) from operations	11,434	(691)	1,406	(5,019)	7,130
Equity in earnings (losses) of unconsolidated ventures	(181)	6,008	—	—	5,827
Net income (loss)	$11,253	$5,317	$1,406	$(5,019)	$12,957

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six months ended June 30, 2014:	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
Net interest income	$36,824	$—	$2,884	$—	$39,708
Rental and other income	—	10,478	—	—	10,478
Expenses	462	11,422	—	16,271	28,155
Income (loss) from operations	36,362	(944)	2,884	(16,271)	22,031
Equity in earnings (losses) of unconsolidated ventures	837	17,261	—	—	18,098
Realized gain (loss) on investments and other	(175)	—	—	—	(175)
Net income (loss)	$37,024	$16,317	$2,884	$(16,271)	$39,954

Six months ended June 30, 2013:	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
Net interest income	$20,750	$—	$2,307	$—	$23,057
Expenses	150	2,279	14	8,777	11,220
Income (loss) from operations	20,600	(2,279)	2,293	(8,777)	11,837
Equity in earnings (losses) of unconsolidated ventures	(181)	9,223	—	—	9,042
Net income (loss)	$20,419	$6,944	$2,293	$(8,777)	$20,879
_________________________________________________

(1)	Includes unallocated asset management and other fees - related party and general and administrative expenses.
The following table presents total assets by segment as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
June 30, 2014	$1,453,589	$327,864	$70,914	$85,444	$1,937,811
December 31, 2013	$1,347,461	$302,501	$66,837	$114,305	$1,831,104
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
From July 1, 2014 through August 12, 2014, the Company issued 0.8 million shares of common stock pursuant to the DRP raising proceeds of $7.2 million. As of August 12, 2014, 10.6 million shares were available to be issued pursuant to the DRP.
Distributions
On August 5, 2014, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended December 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2014 through August 12, 2014, the Company repurchased 0.4 million shares for a total of $3.8 million or a weighted average price of $9.63 per share under the Share Repurchase Program.
New Investments
From July 1, 2014 through August 12, 2014, the Company originated three CRE debt investments with $75.0 million aggregate principal amount.

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
Introduction
We were formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments. CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include our indirect interests in real estate through real estate private equity funds, or PE Investments and direct ownership in properties, which may be owned through joint ventures, that may or may not be structurally senior to a third-party partner’s equity. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. We were formed in January 2009 as a Maryland corporation. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc., our Sponsor, with its common stock listed on the New York Stock Exchange, or NYSE, under the ticker symbol “NSAM.” Our Sponsor and its affiliates were organized to provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor may manage in the future, or collectively our NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI, Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Commercial Real Estate Debt - Our CRE debt investments may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests. We may also invest in CRE debt investments indirectly through joint ventures.

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

•	Commercial Real Estate Securities - Our CRE securities investments may include CMBS, unsecured REIT debt, CDO notes and other securities.
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
From inception through August 12, 2014, we raised total gross proceeds of $1,173.6 million.

Our Investments
The following table presents our investments as of June 30, 2014 (dollars in thousands):

Investment Type:	Number	Principal Amount/ Cost (1)	% of Principal Amount
CRE Debt
First mortgage loans (2)	28	$1,102,475	58.7%
Mezzanine loans (2)	6	250,431	13.3%
Subordinate interests	1	33,250	1.8%
Total CRE debt	35	1,386,156	73.8%
PE Investments
PE Investment I	1	86,789	4.6%
PE Investment II (2)	1	119,358	6.4%
Total PE Investments	2	206,147	11.0%
Real estate
Multifamily	2	114,584	6.1%
Student housing	3	67,644	3.6%
Total real estate	5	182,228	9.7%
CRE Securities
CMBS	8	104,542	5.5%
Total CRE securities	8	104,542	5.5%
Total	50	$1,879,073	100.0%
___________________________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any.

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
Our Portfolio
As of June 30, 2014, $1,386.2 million, or 73.8% of our assets were invested in CRE debt. As of June 30, 2014, our CRE debt investments consisted of 35 loans with an average investment size of $39.6 million. The weighted average extended maturity of our CRE debt portfolio is 4.4 years.

The following table presents a summary of our CRE debt investments as of June 30, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	28	$1,102,475	$1,078,223	79.5%	12.00%	6.47%	6.58%	99.0%
Mezzanine loans (5)	6	250,431	200,338	18.1%	10.02%	12.73%	12.83%	67.6%
Subordinate interests	1	33,250	33,250	2.4%	13.11%	—%	13.24%	—%
Total/Weighted average	35	$1,386,156	$1,311,811	100.0%	12.14%	6.98%	7.73%	90.9%
___________________________________________________

(1)	Includes future funding commitments of $76.3 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $701.7 million for Securitization Financing Transactions (including $0.8 million of cash pending investment) and $251.7 million for Term Loan Facilities (refer to “Liquidity and Capital Resources”). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of June 30, 2014, we had $981.3 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.89%.

(5)	Includes our proportionate interest in a mezzanine loan owned through a joint venture of $69.2 million, including future funding commitments.
The following presents our CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Debt Investments by Property Type	Debt Investments by Geographic Location

Private Equity Investments
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
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, which we refer to as fund interests. As of June 30, 2014, $206.1 million, or 11.0%, of our assets were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.

The following table presents our indirect investment in real estate through PE Investments as of June 30, 2014 (dollars in thousands):

	Portfolios	Amount (1)%
PE Investment I	1	$86,789	42.1%
PE Investment II	1	119,358	57.9%
Total	2	$206,147	100.0%
__________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
PE Investment I
On February 15, 2013, we completed the initial closing of our first joint venture that owns limited partnership interests in real estate funds, or PE Investment I. We, together with NorthStar Realty, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported net asset value, or NAV, of approximately $802.4 million as of June 30, 2012. We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51.0%, of which we own 29.5% and NorthStar Realty owns 70.5%. PE Investment I received all cash distributions from June 30, 2012 through the closing of each fund interest and was obligated to fund all capital contributions from June 30, 2012.
PE Investment II
On July 3, 2013, we completed the initial closing of our second joint venture that owns limited partnership interests in real estate private equity funds, or PE Investment II. We, NorthStar Realty and the funds managed by Goldman Sachs Asset Management, or the Vintage Funds, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported NAV of approximately $910.0 million as of September 30, 2012. We, NorthStar Realty and the Vintage Funds each have an ownership interest in PE Investment II of 15.0%, 70.0% and 15.0%, respectively.
PE Investment II paid $504.8 million to the seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV, or the Deferred Amount, by the first full calendar quarter after the four-year anniversary of the applicable closing date of each fund interest. We funded all of our proportionate share of the Initial Amount at the initial closing. For the six months ended June 30, 2014, PE Investment II paid $2.4 million of the Deferred Amount, of which our share was $0.4 million. As of June 30, 2014, our share of the Deferred Amount was $61.3 million.
Summary of PE Investments

The following tables present a summary of our PE Investments (dollars in millions):

PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Closing NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Underlying Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	49	26	$802.4	66.2%	20.6%	$24,200	49.0%	$6
PE Investment II	24	15	$910.0	73.5%	12.7%	$23,200	32.4%	$2
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2014, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported NAV.

(3)	The reported NAV growth for PE Investment I and II is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of June 30, 2014.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Quarter ended June 30, 2014	$5.9	$5.7	$11.6	$—	$11.6
February 15, 2013 to June 30, 2014 (1)	$34.1	$40.0	$74.1	$8.7	$65.4

PE Investment II
Quarter ended June 30, 2014	$2.8	$2.7	$5.5	$0.7	$4.8
July 3, 2013 to June 30, 2014 (1)	$11.8	$21.3	$33.1	$3.5	$29.6
______________________________________________________________

(1)	Represents activity from the respective initial closing date through June 30, 2014.

(2)	Net of $3.9 million reserve for taxes in the aggregate for the PE Investments.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of March 31, 2014:

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
As of June 30, 2014, $182.2 million, or 9.7%, of our assets under management were invested in five real estate properties. Our portfolio was comprised of two multifamily properties and three student housing properties. As of June 30, 2014, our portfolio was 93.2% occupied.
The following table presents our real estate property investments as of June 30, 2014 (dollars in thousands):

Property Type	Number of Properties	Units (1)	Cost (2)
Multifamily	2	1,418	$114,584
Student Housing	3	2,166	67,644
Total	5	3,584	$182,228
_____________________________________________

(1)	Represents the number of beds for student housing.

(2)	Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any.
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

As of June 30, 2014, $104.5 million, or 5.5%, of our assets were invested in CRE securities. As of June 30, 2014, our CRE securities consisted of eight CMBS investments purchased at an aggregate $52.4 million discount to par and our average investment size was $13.1 million. As of June 30, 2014, the weighted average expected maturity of our CMBS was 7.1 years.
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
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors beginning in 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively, and industry experts are predicting approximately $90 billion of non-agency CMBS issuance in 2014. However, the pace of non-agency CMBS issuance is lower than initially expected with $41 billion issued in the first half of 2014 and industry experts have provided a revised estimate of $80 billion for 2014. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring macroeconomic conditions, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a moderate labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with global market economies and strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, will continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017. While there is an increased supply of liquidity in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, NorthStar Realty began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets, one on our behalf, with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, as described above, even though current new issue volume is still below historic levels which has contributed to relatively balanced real estate fundamentals.
Virtually all CRE property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments could be negatively impacted by weak real estate markets and economic conditions. Weak economic conditions could reduce a tenant’s ability to make rent payments in accordance with the contractual terms of the lease and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.

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
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. From inception through August 12, 2014, we raised total gross proceeds of $1,173.6 million. Upon completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $390.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions, or our Securitization Financing Transactions, to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgages.
The following table presents our investment activity in 2014 and from inception through August 12, 2014 (dollars in thousands):

	Year to Date Through		From Inception Through
	August 12, 2014		August 12, 2014
Investment Type:	Number	Principal Amount/Cost (1)	Number	Principal Amount/Cost (1)
CRE debt	7	$406,388	46	$1,666,946
PE Investments (2)	—	—	2	255,460
Real estate equity	2	44,704	5	182,228
CRE securities	—	—	10	133,398
Total	9	$451,092	63	$2,238,032
____________________________________________________________

(1)
Represents principal amount for real estate debt and securities and cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any.

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
In February 2012, we began using credit facilities provided by major financial institutions to partially finance new investments. Our Credit Facilities currently include three secured Term Loan Facilities that provide for an aggregate of up to $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed our Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of June 30, 2014, we had $482.6 million issued as part of Securitization Financing Transactions, $157.6 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We currently have $232.4 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding Securitization Financing Transactions.
Portfolio Management
Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/tenants/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
As of June 30, 2014, we had one CRE debt investment that was not performing in accordance with the contractual terms of its governing documents. We are in the process of taking title to property collateralizing this debt investment and believe the collateral value is in excess of the carrying value. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

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
Investments in Unconsolidated Ventures
We have non-controlling, unconsolidated ownership interests in entities that may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. Allocations of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of June 30, 2014, we did not have any CRE securities investments for which we elected the fair value option.
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
To determine the fair value of CRE securities, we maintain a comprehensive quarterly process that includes a valuation committee comprised of senior members of the investment and accounting teams that is designed to enable management to ensure the prices used are representative of fair value and the instruments are properly classified pursuant to the fair value hierarchy.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2014, we did not have any OTTI recorded on our CRE securities.

Results of Operations
Comparison of the Three Months Ended June 30, 2014 to June 30, 2013 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$26,901	$16,191	$10,710	66.1%
Interest expense	5,710	3,263	2,447	75.0%
Net interest income	21,191	12,928	8,263	63.9%

Other revenues
Rental and other income	5,634	—	5,634	100.0%
Total other revenues	5,634	—	5,634	100.0%

Expenses
Asset management and other fees - related party	5,723	2,765	2,958	107.0%
Other interest expense	1,519	—	1,519	100.0%
Transaction costs	758	687	71	10.3%
Property operating expenses	2,787	—	2,787	100.0%
General and administrative expenses	3,529	2,346	1,183	50.4%
Depreciation	1,420	—	1,420	100.0%
Total expenses	15,736	5,798	9,938	171.4%
Income (loss) from operations	11,089	7,130	3,959	55.5%
Equity in earnings (losses) of unconsolidated ventures	8,961	5,827	3,134	53.8%
Net income (loss)	$20,050	$12,957	$7,093	54.7%
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,173,219	$25,405	8.66%	$775,137	$14,737	7.60%
CRE securities investments	53,854	1,496	11.11%	52,720	1,454	11.03%
	$1,227,073	$26,901	8.77%	$827,857	$16,191	7.82%
Interest-bearing liabilities:
Credit facilities	$98,803	$1,109	4.49%	$203,121	$2,243	4.42%
Securitization bonds payable	487,421	4,601	3.78%	124,659	1,020	3.27%
	$586,224	$5,710	3.90%	$327,780	$3,263	3.98%
Net interest income		$21,191			$12,928
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated based on annualized interest income or expense divided by average carrying value.
Interest income increase of $10.7 million was primarily attributable to increased investment activity.
Interest expense increase of $2.4 million was primarily attributable to Securitization Financing Transactions.

Other Revenues
Rental and Other Income
Rental and other income was attributable to acquisitions in our real estate equity segment in the second quarter 2014 and fourth quarter 2013.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $3.0 million was primarily due to increased investment activity.
Other Interest Expense
Other interest expense increase was attributable to mortgage notes payable related to our new real estate equity investments.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new real estate equity investments.
Property Operating Expenses
Property operating expenses of $2.8 million were attributable to new investments in our real estate equity segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.2 million was primarily attributable to increased operating costs.
Depreciation
Depreciation expense increase was primarily related to acquisitions in our real estate equity segment in the second quarter 2014 and fourth quarter 2013.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $3.1 million was primarily attributable to our PE Investments.

Comparison of the Six Months Ended June 30, 2014 to June 30, 2013 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$51,002	$28,858	$22,144	76.7%
Interest expense	11,294	5,801	5,493	94.7%
Net interest income	39,708	23,057	16,651	72.2%

Other revenues
Rental and other income	10,478	—	10,478	100.0%
Total other revenues	10,478	—	10,478	100.0%

Expenses
Asset management and other fees - related party	10,642	6,188	4,454	72.0%
Other interest expense	2,805	—	2,805	100.0%
Transaction costs	770	994	(224)	(22.5)%
Property operating expenses	5,245	—	5,245	100.0%
General and administrative expenses	6,090	4,038	2,052	50.8%
Depreciation	2,603	—	2,603	100.0%
Total expenses	28,155	11,220	16,935	150.9%
Income (loss) from operations	22,031	11,837	10,194	86.1%
Equity in earnings (losses) of unconsolidated ventures	18,098	9,042	9,056	100.2%
Realized gain (loss) on investments and other	(175)	—	(175)	(100.0)%
Net income (loss)	$39,954	$20,879	$19,075	91.4%
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Six Months Ended June 30,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,146,237	$48,032	8.38%	$688,110	$26,462	7.69%
CRE securities investments	53,705	2,970	11.06%	44,855	2,396	10.68%
	$1,199,942	$51,002	8.50%	$732,965	$28,858	7.87%
Interest-bearing liabilities:
Credit facilities	$75,309	$1,940	5.15%	$177,521	$3,735	4.21%
Securitization bonds payable	494,067	9,354	3.79%	124,659	2,066	3.31%
	$569,376	$11,294	3.97%	$302,180	$5,801	3.84%
Net interest income		$39,708			$23,057
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated based on annualized interest income or expense divided by average carrying value.
Interest income increase of $22.1 million was primarily attributable to increased investment activity.

Interest expense increase of $5.5 million was primarily attributable to Securitization Financing Transactions.
Other Revenues
Rental and Other Income
Rental and other income was attributable to acquisitions in our real estate equity segment in the second quarter 2014 and fourth quarter 2013.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $4.5 million was primarily due to increased investment activity.
Other Interest Expense
Other interest expense increase was attributable to mortgage notes payable related to our new real estate equity investments.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new real estate equity investments.
Property Operating Expenses
Property operating expenses of $5.2 million were attributable to new investments in our real estate equity segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $2.1 million was primarily attributable to increased operating costs.
Depreciation
Depreciation expense increase was primarily related to acquisitions in our real estate equity segment in the second quarter 2014 and fourth quarter 2013.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $9.1 million was primarily attributable to our PE Investments. In addition, in March 2014, the retail component of the Row NYC (formerly the Milford) hotel was sold and we recognized $0.6 million in equity in earnings.
Realized Gain (Loss) on Investments and Other
In the first quarter 2014, we realized a loss of $0.2 million from the sale of a mezzanine loan participation. There were no sales of investments for the six months ended June 30, 2013.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Subsequent to the completion of our Primary Offering, our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities and other term borrowings and proceeds from our DRP.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. We expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of June 30, 2014, we had $701.7 million carrying value of CRE debt investments financed with $482.5 million of securitization bonds.

Securitization 2013-1
In August 2013, we closed our $531.5 million Securitization 2013-1. We, through our subsidiaries, initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount and NorthStar Realty, through its subsidiaries, transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. Subsequent to the closing of Securitization 2013-1, we contributed four additional CRE debt investments with a $105.5 million aggregate principal balance. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.68%. We retained all of the below investment-grade bonds in Securitization 2013-1. The documents that govern Securitization 2013-1 require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test (as defined by each applicable indenture) in order for us to receive regular cash flow distributions and defaults in our CRE debt investments, among other things, can negatively impact the OC and IC tests. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the investment-grade securitization bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our distributions and affect compliance with REIT requirements. We do not have similar requirements in Securitization 2012-1.

The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to June 30, 2014 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to June 30, 2014	91,486	1,572
While our Advisor devotes a significant amount of resources to managing our existing investments, including assets collateralizing Securitization 2013-1, maintaining compliance with these tests is not a certainty.
Securitization 2012-1
In November 2012, we closed our Securitization 2012-1 which was collateralized by $351.4 million of directly originated CRE debt by us and NorthStar Realty. We, through our subsidiaries, contributed nine CRE debt investments with a $199.2 million aggregate principal amount to our Securitization 2012-1 and NorthStar Realty, through its subsidiaries, contributed five CRE debt investments with a $152.2 million aggregate principal amount. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued. We and NorthStar Realty retained all of the below investment-grade securitization bonds in Securitization 2012-1.
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
Offering
From inception through August 12, 2014, the Company raised total gross proceeds of $1,173.6 million.
We are no longer raising capital from our Primary Offering and we have invested substantially all of the net proceeds from our Primary Offering. Upon completion of our Primary Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
We expect that our financing will not exceed 50.0% of the cost of our investments. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments. As of June 30, 2014, our leverage as a percentage of our cost of investments was 46.0%.

In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and NorthStar Realty Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Prior Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering expenses through the completion of our Total Primary Offering was 10.7% of total proceeds raised from our Total Primary Offering, below the 15.0% maximum allowed. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2014	2013
Operating activities	$46,160	$26,439
Investing activities	(198,734)	(556,930)
Financing activities	130,708	540,015
Net increase (decrease) in cash	$(21,866)	$9,524
Six Months Ended June 30, 2014 Compared to June 30, 2013
Net cash provided by operating activities was $46.2 million for the six months ended June 30, 2014 compared to $26.4 million for the six months ended June 30, 2013. The increase in net cash provided by operating activities related to an increase in net interest income and rental income generated from our investments due to increased investment activity and distributions from PE Investments, offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings and payment of general and administrative expenses.
Net cash used in investing activities was $198.7 million for the six months ended June 30, 2014 compared to net cash used in investing activities of $556.9 million for the six months ended June 30, 2013. Net cash used in investing activities for the six months ended June 30, 2014 related to the origination of CRE debt investments, the acquisition of real estate equity investments and investments in unconsolidated ventures, offset by proceeds from the sale of a CRE debt investment, repayments from CRE debt investments and distributions from PE Investments. Net cash used in investing activities for the six months ended June 30, 2013 related to the origination of CRE debt investments, the acquisition of CRE securities and our investment in PE Investment I.
Net cash provided by financing activities was $130.7 million for the six months ended June 30, 2014 compared to $540.0 million for the six months ended June 30, 2013. Net cash provided by financing activities in 2014 related to borrowings from mortgage notes, a decrease in restricted cash at Securitization 2013-1 and proceeds from our DRP offset by distributions paid on our common stock, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities in 2013 related to the net proceeds from the issuance of common stock through our Offering and borrowings under our Credit Facilities, offset by distributions paid on our common stock, share repurchases and the payment of deferred financing costs.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 4. “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into NSAM, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of NSAM, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.
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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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

Organization and Offering Costs
Our Prior Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We were obligated to reimburse our Prior Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from our Primary Offering. Our Prior Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from our Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from our Total Primary Offering, we incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% threshold. The Company’s independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. Total underwriting compensation through the completion of our Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker-dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority, Inc.
Dealer Manager
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three and six months ended June 30, 2014 and 2013 and the amount due to related party as of December 31, 2013 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement (1)	Financial Statement Location	2014	2013	2014	2013	December 31, 2013 (2)
Fees to Advisor
Asset management	Asset management and other fees-related party	$5,379	$2,761	$10,123	$4,903	$1,607
Acquisition (3)	Real estate debt investments, net / Asset management and other fees- related party	3,369	2,981	3,489	5,323	—
Disposition (3)	Real estate debt investments, net / Asset management and other fees- related party	632	15	807	15	10
Reimbursements to Advisor
Operating costs	General and administrative expenses	3,007	2,218	5,262	3,754	1,459
Total						$3,076
____________________________________

(1)
We incurred offering costs of $1.5 million and $2.5 million, respectively, and selling commissions / dealer manager fees of $32.6 million and $49.5 million, respectively, for the three and six months ended June 30, 2013. These costs are recorded as cost of capital and are included in net proceeds from issuance of common stock in our consolidated statements of equity.

(2)	We had no amount due to related party as of June 30, 2014.

(3)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2014, our Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

NorthStar Realty Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. For the three and six months ended June 30, 2014 and 2013, NorthStar Realty was not required to purchase shares in connection with our Distribution Support Agreement. From inception through the expiration of our Distribution Support Agreement, NorthStar Realty purchased 507,980 shares of our common stock for $4.6 million under such commitment.

Securitization 2012-1
We entered into an agreement with NorthStar Realty that provides that both we and NorthStar Realty receive the economic benefit and bear the economic risk associated with the investments we and NorthStar Realty each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of us and NorthStar Realty is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of us or NorthStar Realty. In the event that either we or NorthStar Realty suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by us or NorthStar Realty, as the case may be, prior to the investment-grade bondholders of Securitization 2012-1. An affiliate of our Sponsor was named special servicer for Securitization 2012-1.
Securitization 2013-1
In August 2013, we closed Securitization 2013-1. We initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. NorthStar Realty transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. An affiliate of our Sponsor was named special servicer of Securitization 2013-1.
PE Investments
In connection with PE Investments, we guaranteed all of our funding obligations that may be due and owed under the governing documents indirectly through an indemnification with NorthStar Realty, which in turn guaranteed the obligations directly to the PE Investment entities. We and NorthStar Realty each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by us and NorthStar Realty. We and NorthStar Realty further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by us or NorthStar Realty, as the case may be.
PE Investment I
In connection with PE Investment I, we assumed the rights to subscribe to 29.5% of PE Investment I from NorthStar Realty. We and NorthStar Realty contributed cash of $400.1 million, of which we and NorthStar Realty contributed $118.0 million and $282.1 million, respectively.
Recent Developments
Distribution Reinvestment Plan
From July 1, 2014 through August 12, 2014, we issued 0.8 million shares of common stock pursuant to our DRP raising proceeds of $7.2 million. As of August 12, 2014, 10.6 million shares were available to be issued pursuant to our DRP.
Distributions
On August 5, 2014, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended December 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2014 through August 12, 2014, we repurchased 0.4 million shares for a total of $3.8 million or a weighted average price of $9.63 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.
New Investments
From July 1, 2014 through August 12, 2014, we originated three CRE debt investments with $75.0 million aggregate principal amount.

Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with the inflation rate. Substantially all of the leases at our multifamily and student housing properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation on our multifamily and student housing properties.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
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

Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the Securities and Exchange Commission, or the SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating net asset value, since an impairment is taken into account in determining net asset value but not in determining MFFO.
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. MFFO excludes from FFO the following items:

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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. A property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$20,228	$12,957	$40,159	$20,879
Adjustments:
Depreciation	1,420	219	2,603	219
Depreciation related to non-controlling interests	(221)	—	(397)	—
Funds from operations	$21,427	$13,176	$42,365	$21,098
Modified funds from operations:
Funds from operations	$21,427	$13,176	$42,365	$21,098
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	2,181	2,234	4,799	3,025
Acquisition fees on investments	1,102	691	1,114	2,279
Realized (gain) loss on investments and other	—	—	175	—
Adjustments related to non-controlling interests	(159)	—	(164)	—
Modified funds from operations	$24,551	$16,101	$48,289	$26,402

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through June 30, 2014, we paid distributions at an annualized distribution rate of 8.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2014, the year ended December 31, 2013 and the period from inception through June 30, 2014 (dollars in thousands):

	Distributions (1)			Cash Flow Provided by Operations	Funds from Operations
Period	Cash	DRP	Total
Six months ended June 30, 2014	$24,861	$20,988	$45,849	$46,160	$42,365
Year ended December 31, 2013	43,744	34,478	78,222	66,600	62,328
Inception through June 30, 2014 (2)	90,190	69,028	159,218	127,095	123,905
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to our Merger Transaction. From inception through June 30, 2014, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $24.5 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

Distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by NorthStar Realty. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations.
As of June 30, 2014, our portfolio generated a current yield on invested equity of 8.1%, net of expenses and including uninvested cash (our portfolio generated a 14.5% current yield on invested equity before expenses and excluding uninvested cash). There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
A change in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For example, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of June 30, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would decrease net income by $1.3 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2014, no CRE debt investment contributed more than 10% of interest income.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
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

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 12, 2014, except as noted below.

We will be subject to additional risks if we make investments internationally.

We may acquire real estate assets located outside of the United States and we may originate or acquire senior or subordinate loans made to borrowers located outside of the United States or secured by properties located outside of the United States. Our expertise to date is in the United States and neither we nor our Sponsor has expertise in international markets. Any international investments we make may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located and these laws may expose us to risks that are different from and/or in addition to those commonly found in the United States. We may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.

Any international investments we make could be subject to the following risks: governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin; variations in currency exchange rates; adverse market conditions caused by inflation or other changes in national or local economic conditions; changes in relative interest rates; changes in the availability, cost and terms of borrowings resulting from varying national economic policies; changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment; imposition of adverse or confiscatory taxes; our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes; lack of uniform accounting standards (including availability of information in accordance with U.S. GAAP); the potential for expropriation; changes in land use and zoning laws; more stringent environmental laws or changes in such laws; changes in the social or political stability or other political, economic or diplomatic developments in or affecting a country where we have an investment; legal and logistical barriers to enforcing our contractual rights in other countries; and possible liability under the United States Foreign Corrupt Practices Act of certain people acting on our behalf or at our request, contrary to our instructions, engaging in practices in violation of such act. Certain of these risks may be greater in emerging markets and less developed countries. Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with U.S. GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants or borrowers necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended June 30, 2014, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	203,867	$9.49	(1)
May 1 to May 31	—	—	(1)
June 1 to June 30	—	—	(1)
Total	203,867	$9.49
_______________________________________________________

(1)
We adopted our Share Repurchase Program effective July 19, 2010, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. As of June 30, 2014, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
On June 11, 2014, we granted 3,500 shares of restricted common stock at $10.00 per share to each of our independent directors for an aggregate of 10,500 shares of restricted common stock, pursuant to our independent director compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.1
Advisory Agreement, dated as of June 30, 2014, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Asset Management Group Inc. and NSAM J-NSI Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited).

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Real Estate Income Trust, Inc.

Date:	August 13, 2014	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer