Form 10-Q
period 2014-09-30
NorthStar Real Estate Income Trust, Inc.
filed 2014-11-14
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
The Company has one class of common stock, $0.01 par value per share, 117,468,180 shares outstanding as of November 12, 2014.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to deploy capital quickly and successfully;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor, our sponsor and their respective affiliates;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

•
the impact of adverse conditions effecting a specific asset class in which we have investments, such as limited partnership interests in real estate private equity funds and equity investments in office/retail, multifamily and student housing properties;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of our Quarterly Report on Form 10-Q under the heading “Risk Factors” as filed with the SEC on August 13, 2014. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$57,427	$119,595
Restricted cash	136,881	223,002
Real estate debt investments, net	1,282,411	1,074,773
Real estate debt investments, held for sale	—	17,500
Investments in unconsolidated ventures (refer to Note 4)	191,249	156,616
Operating real estate, net	305,342	125,168
Real estate securities, available for sale	70,201	66,450
Receivables, net	22,572	30,500
Deferred costs and other assets, net	12,836	17,500
Total assets	$2,078,919	$1,831,104
Liabilities
Securitization bonds payable	$454,892	$506,929
Mortgage notes payable	240,408	102,500
Credit facilities	201,033	28,323
Due to related party	7,912	3,076
Accounts payable and accrued expenses	13,149	3,843
Escrow deposits payable	118,362	172,623
Other liabilities	9,083	8,585
Total liabilities	1,044,839	825,879

Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 117,099,735 and 114,536,134 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,171	1,145
Additional paid-in capital	1,043,595	1,019,348
Retained earnings (accumulated deficit)	(43,055)	(32,886)
Accumulated other comprehensive income (loss)	15,864	13,044
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,017,575	1,000,651
Non-controlling interests	16,505	4,574
Total equity	1,034,080	1,005,225
Total liabilities and equity	$2,078,919	$1,831,104

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Distributions Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net interest income
Interest income	$25,392	$24,403	$76,394	$53,261
Interest expense	3,847	4,136	15,141	9,937
Net interest income	21,545	20,267	61,253	43,324

Other revenues
Rental and other income	6,834	—	17,312	—
Total other revenues	6,834	—	17,312	—

Expenses
Asset management and other fees - related party	6,959	5,556	17,602	11,744
Other interest expense	1,812	—	4,617	—
Transaction costs	1,638	—	2,408	994
Property operating expenses	4,020	—	9,264	—
General and administrative expenses (refer to Note 8)	3,471	2,761	9,561	6,799
Depreciation	1,660	—	4,263	—
Total expenses	19,560	8,317	47,715	19,537
Income (loss) from operations	8,819	11,950	30,850	23,787
Equity in earnings (losses) of unconsolidated ventures	10,115	9,321	28,213	18,363
Realized gain (loss) on investments and other	—	—	(175)	—
Net income (loss)	18,934	21,271	58,888	42,150
Net (income) loss attributable to non-controlling interests	146	—	351	—
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$19,080	$21,271	$59,239	$42,150
Net income (loss) per share of common stock, basic/diluted	$0.16	$0.19	$0.51	$0.46
Weighted average number of shares of common stock outstanding, basic/diluted	116,833,981	112,993,817	115,997,715	92,303,431
Distributions declared per share of common stock	$0.20	$0.20	$0.60	$0.60

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$18,934	$21,271	$58,888	$42,150
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(626)	5,029	2,820	7,016
Total other comprehensive income (loss)	(626)	5,029	2,820	7,016
Comprehensive income (loss)	18,308	26,300	61,708	49,166
Comprehensive (income) loss attributable to non-controlling interests	146	—	351	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$18,454	$26,300	$62,059	$49,166

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	60,205	$602	$532,617	$(15,935)	$458	$517,742	$4	$517,746
Net proceeds from issuance of common stock	51,475	515	459,710	—	—	460,225	—	460,225
Non-controlling interests - contributions	—	—	—	—	—	—	4,824	4,824
Proceeds from distribution reinvestment plan	3,438	34	32,615	—	—	32,649	—	32,649
Shares redeemed for cash	(593)	(6)	(5,688)	—	—	(5,694)	—	(5,694)
Issuance and amortization of equity-based compensation	11	—	94	—	—	94	—	94
Other comprehensive income (loss)	—	—	—	—	12,586	12,586	—	12,586
Distributions declared	—	—	—	(78,222)	—	(78,222)	—	(78,222)
Net income (loss)	—	—	—	61,271	—	61,271	(254)	61,017
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - contributions	—	—	—	—	—	—	12,663	12,663
Non-controlling interests - distributions	—	—	—	—	—	—	(381)	(381)
Proceeds from distribution reinvestment plan	3,350	34	31,768	—	—	31,802	—	31,802
Shares redeemed for cash	(797)	(8)	(7,615)	—	—	(7,623)	—	(7,623)
Issuance and amortization of equity-based compensation	11	—	94	—	—	94	—	94
Other comprehensive income (loss)	—	—	—	—	2,820	2,820	—	2,820
Distributions declared	—	—	—	(69,408)	—	(69,408)	—	(69,408)
Net income (loss)	—	—	—	59,239	—	59,239	(351)	58,888
Balance as of September 30, 2014 (unaudited)	117,100	$1,171	$1,043,595	$(43,055)	$15,864	$1,017,575	$16,505	$1,034,080

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$58,888	$42,150
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(28,213)	(18,363)
Depreciation	4,263	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	2,011	2,292
Amortization of deferred financing costs	3,177	1,893
Interest accretion on investments	—	213
Distributions from unconsolidated ventures (refer to Note 4)	27,967	18,823
Realized (gain) loss on investments and other	175	—
Amortization of equity-based compensation	94	65
Changes in assets and liabilities:
Restricted cash	(1,713)	99
Receivables, net	(48)	(3,313)
Deferred costs and other assets	927	—
Due to related party	3,563	2,870
Accounts payable and accrued expenses	6,604	28
Other liabilities	584	—
Net cash provided by (used in) operating activities	78,279	46,757
Cash flows from investing activities:
Origination of real estate debt investments, net	(406,664)	(507,914)
Acquisition of real estate debt investments, related party	—	(79,095)
Repayment on real estate debt investments	199,885	6,574
Proceeds from sale of real estate debt investments	17,325	—
Acquisition of operating real estate, net	(153,108)	—
Improvement of operating real estate	(2,110)	—
Investments in unconsolidated ventures (refer to Note 4)	(52,755)	(202,338)
Distributions from unconsolidated ventures (refer to Note 4)	28,585	15,498
Acquisition of real estate securities, available for sale	—	(23,285)
Change in restricted cash	(8,227)	—
Deferred costs and other assets, net	—	(637)
Net cash provided by (used in) investing activities	(377,069)	(791,197)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	460,048
Proceeds from distribution reinvestment plan	31,802	22,437
Shares redeemed for cash	(7,623)	(3,896)
Distributions paid on common stock	(69,491)	(51,618)
Repayment of mortgage notes	(75)	—
Borrowings from mortgage notes	108,850	—
Borrowings from credit facilities	189,348	99,550
Repayment of credit facilities	(16,638)	(197,549)
Proceeds from securitization bonds	—	382,046
Repayment of securitization bonds	(52,015)	—
Change in restricted cash	41,801	(42,607)
Payment of deferred financing costs	(1,619)	(5,842)
Contributions from non-controlling interests	12,663	—
Distributions to non-controlling interests	(381)	—
Net cash provided by (used in) financing activities	236,622	662,569
Net increase (decrease) in cash	(62,168)	(81,871)
Cash - beginning of period	119,595	213,727
Cash - end of period	$57,427	$131,856
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$54,261	$102,931
Distribution payable	7,699	7,471
Accrued cost of capital	—	71
Non-cash related to PE Investments (refer to Note 4)	1,797	796
Accrued acquisition fee	1,127	—
CRE debt investment payoff due from servicer	14,580	—
Acquisition of operating real estate / assumption of mortgage notes payable	29,133	—

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
Substantially all business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NS Real Estate Income Trust Advisor, LLC and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2014 and December 31, 2013. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of September 30, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
From inception through November 12, 2014, the Company raised total gross proceeds of $1,184.5 million.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of September 30, 2014, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $39.4 million as of September 30, 2014. The Company’s maximum exposure to loss as of September 30, 2014 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of September 30, 2014. The Company did not provide financial support to its unconsolidated VIE during the nine months ended September 30, 2014. As of September 30, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.

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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of September 30, 2014, the Company did not have any CRE securities investments for which it elected the fair value option.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the nine months ended September 30, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2014, the Company did not have any OTTI recorded on its CRE securities.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of September 30, 2014, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $3.6 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 12 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of September 30, 2014.
Organization and Offering Costs
The Prior Advisor, or its affiliates, was entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Prior Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Total Primary Offering. The Prior Advisor initially expected reimbursable organization and offering costs would not exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from the Total Primary Offering, the Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company recorded organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs were recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
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
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial statements and related disclosures.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments, as of September 30, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	24	$1,072,526	$1,048,358	80.5%	12.00%	6.25%	6.36%	98.9%
Mezzanine loans	6	149,693	123,119	11.2%	10.10%	13.95%	13.66%	92.0%
Subordinate interests	1	33,250	33,250	2.5%	13.11%	—%	13.24%	—%
Preferred equity interest (5)	1	76,727	77,684	5.8%	10.00%	—%	10.00%	—%
Total/Weighted average	32	$1,332,196	$1,282,411	100.0%	10.96%	6.69%	7.46%	90.0%
__________________________________________________________

(1)	Includes future funding commitments of $52.8 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $659.8 million for Securitization Financing Transactions (including $0.8 million of cash pending investment) and $276.1 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of September 30, 2014, the Company had $979.8 million principal amount of floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.74%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company's proportionate interest of the loan is 90%, representing $69.1 million. The Company consolidates the loan and records RXR's investment as a non-controlling interest.

Year to date through November 12, 2014, the Company originated eight loans with an aggregate principal amount of $475.4 million, including the Company’s proportionate interest of loans owned through joint ventures, including future funding commitments (refer to Note 4).
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
October 1 to December 31, 2014	$37,641	$—
Years Ending December 31:
2015	334,600	—
2016	323,600	105,641
2017	252,300	341,600
2018	—	413,600
Thereafter	384,055	471,355
Total	$1,332,196	$1,332,196
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.5 years.
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
As of September 30, 2014, the Company had one CRE debt investment that was not performing in accordance with the contractual terms. The Company is in the process of taking title to property collateralizing this debt investment and believes the collateral value is in excess of its carrying value. For the nine months ended September 30, 2014, no CRE debt investment contributed more than 10% of interest income.

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
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there was one significant unconsolidated joint venture with respect to PE Investment I as of September 30, 2014.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary
The following tables summarize the Company’s PE Investments (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds	Purchase Price	Expected Future Contributions (2)
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$4
PE Investment II	July 3, 2013	September 30, 2012	24	75.7	1
Total			73	$193.7	$5
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of September 30, 2014.

	Carrying Value		Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
PE Investment	September 30, 2014	December 31, 2013	Equity in Earnings	Cash Distributions	Cash Contributions	Equity in Earnings	Cash Distributions	Cash Contributions
PE Investment I	$85.5	$94.7	$5.8	$7.5	$0.4	$17.4	$27.1	$0.4
PE Investment II	52.3	61.9	3.0	8.7	—	8.6	19.3	1.1
Total	$137.8	$156.6	$8.8	$16.2	$0.4	$26.0	$46.4	$1.5

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013 (1)
PE Investment	Equity in Earnings	Cash Distributions	Cash Contributions	Equity in Earnings	Cash Distributions	Cash Contributions
PE Investment I	$6.4	$7.6	$0.3	$15.6	$31.2	$7.8
PE Investment II	3.2	3.2	0.9	3.2	3.2	0.9
Total	$9.6	$10.8	$1.2	$18.8	$34.4	$8.7
____________________________________________________________

(1)	The nine months ended September 30, 2013 represents activity from February 15, 2013 for PE Investment I and July 3, 2013 for PE Investment II.
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
The Company had one significant unconsolidated joint venture related to PE Investment I as of September 30, 2014. Summarized financial data for such unconsolidated joint venture for the three months ended June 30, 2014, which is the most recent financial information available from the underlying funds, included net investment income of $3.0 million, realized losses of $2.0 million and unrealized gains of $8.6 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. The Company funded all of its proportionate share of the Initial Amount at the initial closing (“PE II Initial Closing”) on July 3, 2013. For the nine months ended September 30, 2014, PE Investment II paid $2.4 million of the Deferred Amount to PE II Seller of which the Company’s share was $0.4 million. As of September 30, 2014, the Company’s share of the Deferred Amount is $61.3 million. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
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
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owns 50% of the mezzanine loan, of which the Company’s interest in the joint venture is 78.0%. As of September 30, 2014, the carrying value of the investment was $53.5 million. For the three and nine months ended September 30, 2014, the Company recognized $1.3 million and $1.5 million of equity in earnings, respectively.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Realty acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 35.0% and NorthStar Realty owned 65.0%. There was no carrying value as of September 30, 2014 and December 31, 2013. In March 2014, the retail component of the hotel was sold and for the nine months ended September 30, 2014, the Company recognized a $0.6 million gain from this sale in equity in earnings.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Operating Real Estate

Real Estate Acquisitions

The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2014 (dollars in thousands):

Acquisition Date	Type	Description	Purchase Price (1)	Properties	Units	State	Financing	Equity	Ownership Interest	Transaction Costs
April 2014	Student Housing	Student housing 2	$20,385	1	590 beds	SC	$12,933	$5,643	80.0%	$336
May 2014	Student Housing	Student housing 3	24,319	1	700 beds	SC	16,200	6,067	80.0%	391
September 2014	Office/Retail	Office 1	149,352	7	884,304 sq ft	MO	108,850	34,852	95.0%	1,595
Total			$194,056	9			$137,983	$46,562		$2,322
____________________________________________________________

(1)	Includes all transaction costs, escrows and reserves.
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

Assets:
Land	$31,500
Buildings	274,009
Other assets acquired (1)	26,071
Total assets acquired	$331,580
Liabilities:
Mortgage notes payable	240,483
Other liabilities assumed (2)	5,621
Total liabilities	246,104
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	75,923
Non-controlling interests	9,553
Total equity	85,476
Total liabilities and equity	$331,580
____________________________________________________________

(1)	Primarily includes escrow amounts, as applicable.

(2)	Primarily includes prepaid rent and accrued expenses.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CRE securities (dollars in thousands):

							Weighted Average
		Principal Amount (1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
CMBS:	Number			Gain	(Loss)		Coupon (2)
September 30, 2014	8	$104,542	$54,337	$16,564	$(700)	$70,201	4.53%	9.07%
December 31, 2013	8	104,542	53,406	13,373	(329)	66,450	4.53%	9.07%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $17.5 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded unrealized gains (losses) in OCI for the three months ended September 30, 2014 and 2013 of $(0.6) million and $5.0 million, respectively. The Company recorded unrealized gains in OCI for the nine months ended September 30, 2014 and 2013 of $2.8 million and $7.0 million, respectively. As of September 30, 2014, the Company held two securities with an aggregate carrying value of $17.5 million with an unrealized loss of $0.7 million, both of which were in an unrealized loss position for a period of more than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of September 30, 2014, the weighted average contractual maturity of CRE securities was 33 years with an expected maturity of 6.9 years.

7.	Borrowings
The following table presents borrowings as of September 30, 2014 and December 31, 2013 (dollars in thousands):

				September 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1	Non-recourse	Aug-29	LIBOR + 2.71%	$368,056	$367,646	$382,700	$382,250
Securitization 2012-1	Non-recourse	Aug-29	LIBOR + 1.86%	87,288	87,246	124,659	124,679
Subtotal securitization bonds payable				455,344	454,892	507,359	506,929

Mortgage notes payable
Multifamily 1	Non-recourse	Dec-23	4.84%	43,500	43,500	43,500	43,500
Multifamily 2	Non-recourse	Dec-23	4.94%	43,000	43,000	43,000	43,000
Office 1	Non-recourse	Oct-24	4.47%	108,850	108,850	—	—
Student housing 1	Non-recourse	Jan-24	5.15%	16,000	16,000	16,000	16,000
Student housing 2 (2)	Non-recourse	Dec-20	5.27%	12,858	12,858	—	—
Student housing 3	Non-recourse	Nov-16	5.84%	16,200	16,200	—	—
Subtotal mortgage notes payable				240,408	240,408	102,500	102,500

Credit facilities
Loan Facility 2	Partial Recourse (3)	Oct-19 (4)	2.66% (5)	63,750	63,750	—	—
Loan Facility 3	Non-recourse	Jul-18 (6)	N/A (7)	—	—	16,638	16,638
Loan Facility 4	Partial Recourse (8)	Mar-18 (9)	2.70% (10)	125,598	125,598	—	—
CMBS Facilities	Recourse	(11)	1.42%	11,685	11,685	11,685	11,685
Subtotal credit facilities				201,033	201,033	28,323	28,323
Grand Total				$896,785	$896,333	$638,182	$637,752
_____________________________________________________

(1)	Represents the weighted average as of September 30, 2014.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(3)
Recourse solely with respect to 25.0% of the repurchase price for purchased assets with a lender debt yield equal to or greater than 10% at the time of financing plus 100% of the repurchase price for purchased assets with a lender debt yield less than 10% at the time of financing.

(4)
The next maturity date is October 18, 2016, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

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

(10)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%. The Company entered into this facility in the first quarter 2013.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(11)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

The following table presents scheduled principal on borrowings, based on fully extended maturity as of September 30, 2014 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
October 1 to December 31, 2014	$11,685	$—	$—	$11,685
Years Ending December 31:
2015	—	—	—	—
2016	16,200	—	16,200	—
2017	—	—	—	—
2018	125,598	—	—	125,598
Thereafter	743,302	455,344	224,208	63,750
Total	$896,785	$455,344	$240,408	$201,033
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and NorthStar Realty.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal amount. NorthStar Realty transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.71%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction (“Securitization 2012-1”) collateralized by CRE debt investments originated by the Company and NorthStar Realty. The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, of which $129.5 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65.0% at a weighted average coupon of LIBOR plus 1.86%. The Company used the proceeds to repay $117.7 million of borrowings on its term loan facilities.
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
An affiliate of the Sponsor was appointed special servicer of Securitization 2012-1. NorthStar Realty is the designated member of the Financing JV. The entities are not consolidated due to the substantive participating and kick-out rights held by the Company. The transferred debt investments failed sale treatment under U.S. GAAP as the Company maintains effective control of its contributed assets. The Company records its respective CRE debt investments and securitization bonds payable on its consolidated balance sheets.
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
As of September 30, 2014, the Company had $276.1 million carrying value of CRE debt investments, financed with $189.3 million under two term loan facilities. The loan facilities are collectively herein referred to as Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2014, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

default and indemnities that are customary for agreements of this type. As of September 30, 2014, the Company had $17.5 million carrying value of CRE securities, financed with $11.7 million under its CMBS Facilities.

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
Organization and Offering Costs
The Prior Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Prior Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from the Primary Offering. The Prior Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from the Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from the Total Primary Offering, the Company incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company’s independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. Total underwriting compensation through the completion of the Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker-dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority, Inc.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and nine months ended September 30, 2014 and 2013 and the amount due to related party as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement (1)	Financial Statement Location	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees- related party	$5,637	$4,165	$15,760	$9,068	$1,963	$1,607
Acquisition (2)	Real estate debt investments, net / Asset management and other fees- related party	3,200	2,334	6,689	7,657	2,450	—
Disposition (2)	Real estate debt investments, net / Asset management and other fees- related party	1,367	162	2,174	177	291	10
Reimbursements to Advisor
Operating costs	General and administrative expenses	3,208	2,568	8,470	6,392	3,208	1,459
Organization	General and administrative expenses	—	—	—	62	—	—
Offering	Cost of capital	—	483	—	2,989	—	—
Total						$7,912	$3,076
___________________________________

(1)
The Company incurred selling commissions / dealer manager fees of $49.5 million for the nine months ended September 30, 2013. These costs are recorded as cost of capital and are included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(2)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2014, the Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

NorthStar Realty Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. For the three and nine months ended September 30, 2014 and 2013, NorthStar Realty was not required to purchase shares in connection with the Distribution Support Agreement. From inception through the expiration of the Distribution Support Agreement, NorthStar Realty purchased 507,980 shares of the Company’s common stock for $4.6 million under such commitment.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2014, the Company’s independent directors were granted a total of 51,000 shares of restricted common stock issued at $9.00 per share. The Company awarded 3,500 shares of restricted common stock to each of the independent directors for the nine months ended September 30, 2014 and 2013.
The Company recognized equity-based compensation expense of $33,690 and $28,688 for the three months ended September 30, 2014 and 2013, respectively, and $93,558 and $64,931 for the nine months ended September 30, 2014 and 2013, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. On July 1, 2013, the Company completed the Total Primary Offering and all of the shares initially registered were issued. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the nine months ended September 30, 2014, the Company issued 3.4 million shares totaling $31.8 million of proceeds pursuant to the DRP. For the year ended December 31, 2013, the Company issued 3.4 million shares totaling $32.6 million of proceeds pursuant to the DRP. From inception through September 30, 2014, the Company issued 8.0 million shares totaling $76.3 million of proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002191781 per share, which is equivalent to an annual distribution rate of 8.0%. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the nine months ended September 30, 2014 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$4,314	$3,493	$7,807
February	3,818	3,242	7,060
March	4,237	3,603	7,840
April	4,119	3,495	7,614
May	4,250	3,629	7,879
June	4,123	3,526	7,649
July	4,271	3,658	7,929
August	4,275	3,656	7,931
September	4,128	3,571	7,699
Total	$37,535	$31,873	$69,408
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. For the nine months ended September 30, 2014, the Company repurchased 796,926 shares of common stock for a total of $7.6 million at an average price of $9.57 per share. For the year ended December 31, 2013, the Company repurchased 593,226 shares of common stock for a total of $5.7 million at an average price of $9.60 per share. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. As of September 30, 2014, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2014 and 2013 was an immaterial amount.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three and nine months ended September 30, 2014 was $0.1 million and $0.4 million, respectively.

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
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value of assets accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$137,753	$137,753	$—	$—	$156,616	$156,616
Real estate securities, available for sale	—	70,201	—	70,201	—	66,450	—	66,450

The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013
Beginning balance	$156,616	$—
Purchases/contributions	1,477	204,924
Distributions	(46,395)	(76,973)
Equity in earnings	26,055	28,665
Ending balance	$137,753	$156,616
For the nine months ended September 30, 2014, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates ranging from 21% to 27% and includes timing and amount of expected future cash flows.
As of September 30, 2014 and December 31, 2013, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014				December 31, 2013
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$1,279,428	(2)	$1,282,411	$1,430,953	$1,073,189	(2)	$1,074,773	$1,197,383
Real estate debt investments, held for sale	—		—	—	17,500		17,500	17,500
Real estate securities, available for sale (3)	104,542		70,201	70,201	104,542		66,450	66,450
Financial liabilities: (1)
Securitization bonds payable	$455,344		$454,892	$456,551	$507,359		$506,929	$507,212
Mortgage notes payable	240,408		240,408	240,662	102,500		102,500	102,500
Credit facilities	201,033		201,033	201,033	28,323		28,323	28,323
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $52.8 million as of September 30, 2014 and $44.6 million as of December 31, 2013.

(3)	Refer to the “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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
Credit Facilities
The Company has amounts outstanding under four credit facilities. All credit facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Segment Reporting
The Company currently conducts its business through the following four segments, which are based on how management reviews and manages its business:

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

•	Commercial Real Estate Securities - Focused on investing in CMBS, unsecured REIT debt, CDO notes and other securities.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
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
The following tables present segment reporting for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Three months ended September 30, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$20,077	$—	$1,468	$—	$21,545
Rental and other income	—	6,834	—	—	6,834
Expenses	261	9,130	—	10,169	19,560
Income (loss) from operations	19,816	(2,296)	1,468	(10,169)	8,819
Equity in earnings (losses) of unconsolidated ventures	1,320	8,795	—	—	10,115
Net income (loss)	$21,136	$6,499	$1,468	$(10,169)	$18,934

Three months ended September 30, 2013	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$18,834	$—	$1,433	$—	$20,267
Expenses	190	1,417	—	6,710	8,317
Income (loss) from operations	18,644	(1,417)	1,433	(6,710)	11,950
Equity in earnings (losses) of unconsolidated ventures	(280)	9,601	—	—	9,321
Net income (loss)	$18,364	$8,184	$1,433	$(6,710)	$21,271

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine months ended September 30, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$56,901	$—	$4,352	$—	$61,253
Rental and other income	—	17,312	—	—	17,312
Expenses	723	20,552	—	26,440	47,715
Income (loss) from operations	56,178	(3,240)	4,352	(26,440)	30,850
Equity in earnings (losses) of unconsolidated ventures	2,157	26,056	—	—	28,213
Realized gain (loss) on investments and other	(175)	—	—	—	(175)
Net income (loss)	$58,160	$22,816	$4,352	$(26,440)	$58,888

Nine months ended September 30, 2013	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$39,584	$—	$3,740	$—	$43,324
Expenses	340	3,696	14	15,487	19,537
Income (loss) from operations	39,244	(3,696)	3,726	(15,487)	23,787
Equity in earnings (losses) of unconsolidated ventures	(460)	18,823	—	—	18,363
Net income (loss)	$38,784	$15,127	$3,726	$(15,487)	$42,150

The following table presents total assets by segment as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
September 30, 2014	$1,494,579	$467,594	$70,542	$46,204	$2,078,919
December 31, 2013	$1,347,461	$302,501	$66,837	$114,305	$1,831,104
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
From October 1, 2014 through November 12, 2014, the Company issued 0.8 million shares of common stock pursuant to the DRP raising proceeds of $7.3 million. As of November 12, 2014, 9.5 million shares were available to be issued pursuant to the DRP.
Distributions
On November 5, 2014, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended March 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2014 through November 12, 2014, the Company repurchased 0.4 million shares for a total of $3.8 million or a weighted average price of $9.70 per share under the Share Repurchase Program.
New Investments
From October 1, 2014 through November 12, 2014, the Company originated one CRE debt investment with an $89.0 million principal amount.

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
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc., our Sponsor, with its common stock listed on the New York Stock Exchange, or NYSE, under the ticker symbol “NSAM.” Our Sponsor and its affiliates were organized to provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI, Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Commercial Real Estate Debt - Our CRE debt investments may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests. We may also invest in CRE debt investments indirectly through joint ventures.

•
Select Commercial Real Estate Equity - Our CRE equity investments may include indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate, direct ownership in real estate or through a joint venture and select real estate assets that may or may not be structurally senior to a third-party partner’s equity.

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
From inception through November 12, 2014, we raised total gross proceeds of $1,184.5 million.

Our Investments
The following table presents our investments as of September 30, 2014 (dollars in thousands):

Investment Type:	Number	Principal Amount/ Cost (1)	% of Principal Amount
CRE Debt
First mortgage loans (2)	24	$1,072,526	52.9%
Mezzanine loans (2)	7	218,931	10.8%
Subordinate interests	1	33,250	1.6%
Preferred equity interests	1	69,054	3.4%
Total CRE debt	33	1,393,761	68.7%
PE Investments
PE Investment I	1	85,473	4.2%
PE Investment II (2)	1	113,622	5.6%
Total PE Investments	2	199,095	9.8%
Real estate
Office/retail	7	149,352	7.4%
Multifamily	2	114,584	5.6%
Student housing	3	67,644	3.3%
Total real estate	12	331,580	16.3%
CRE Securities
CMBS	8	104,542	5.2%
Total CRE securities	8	104,542	5.2%
Total	55	$2,028,978	100.0%
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
Our Portfolio
As of September 30, 2014, $1,393.8 million, or 68.7% of our assets were invested in CRE debt. As of September 30, 2014, our CRE debt investments consisted of 33 loans with an average investment size of $43.0 million. The weighted average extended maturity of our CRE debt portfolio is 4.5 years.

The following table presents a summary of our CRE debt investments as of September 30, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value	Allocation by Investment Type (2)	Fixed Rate	Spread over LIBOR	Total Unleveraged Current Yield
First mortgage loans	24	$1,072,526	$1,048,358	76.9%	12.00%	6.25%	6.37%	98.9%
Mezzanine loans (3)	7	218,931	176,688	15.7%	10.02%	13.95%	12.54%	62.9%
Subordinate interests	1	33,250	33,250	2.4%	13.11%	—%	13.24%	—%
Preferred equity interests(4)	1	69,054	70,012	5.0%	10.00%	—%	10.00%	—%
Total/Weighted average	33	$1,393,761	$1,328,308	100.0%	10.71%	6.99%	7.55%	86.0%
___________________________________________________

(1)	Includes future funding commitments of $68.4 million.

(2)	Based on principal amount.

(3)	Includes our proportionate interest in a mezzanine loan owned through a joint venture of $69.2 million, including future funding commitments.

(4)	Excludes a $7.7 million proportionate interest in a preferred equity investment owned by a joint venture partner.
The following presents our CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Debt Investments by Property Type	Debt Investments by Geographic Location

Private Equity Investments
Our CRE equity investment strategy includes PE Investments. The investments typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate.
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, which we refer to as fund interests. As of September 30, 2014, $199.1 million, or 9.8%, of our assets were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.
The following table presents our indirect investment in real estate through PE Investments as of September 30, 2014 (dollars in thousands):

	Portfolios	Amount (1)%
PE Investment I	1	$85,473	42.9%
PE Investment II	1	113,622	57.1%
Total	2	$199,095	100.0%
__________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.

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
PE Investment II paid $504.8 million to the seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV, or the Deferred Amount, by the first full calendar quarter after the four-year anniversary of the applicable closing date of each fund interest. We funded all of our proportionate share of the Initial Amount at the initial closing. For the nine months ended September 30, 2014, PE Investment II paid $2.4 million of the Deferred Amount, of which our share was $0.4 million. As of September 30, 2014, our share of the Deferred Amount was $61.3 million.
Summary of PE Investments

The following tables present a summary of our PE Investments (dollars in millions):

PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Closing NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Underlying Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	49	26	$802.4	66.2%	22.5%	$22,500	50.4%	$4
PE Investment II	24	15	$910.0	73.5%	15.0%	$24,229	32.5%	$1
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2014, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported NAV.

(3)	The reported NAV growth for PE Investment I and II is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of September 30, 2014.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Quarter ended September 30, 2014	$5.8	$1.7	$7.5	$0.4	$7.1
February 15, 2013 to September 30, 2014 (1)	$39.9	$41.7	$81.6	$9.1	$72.5

PE Investment II
Quarter ended September 30, 2014	$3.0	$5.7	$8.7	$—	$8.7
July 3, 2013 to September 30, 2014 (1)	$14.8	$27.0	$41.8	$3.5	$38.3
______________________________________________________________

(1)	Represents activity from the respective initial closing date through September 30, 2014.

(2)	Net of $5.1 million reserve for taxes in the aggregate for the PE Investments.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of June 30, 2014:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

_________________________________

(1)	Based on individual fund financial statements.
Real Estate Properties
Our CRE property investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flows. Our CRE property investments may also include select real estate assets that may or may not be structurally senior to a third-party partner’s equity.
Our student housing portfolio represents a sector where both attractive cash flows and attractive returns exist at campuses with positive fundamentals that intend to attract growing domestic and international student bodies. Our multifamily portfolio focuses on properties located in suburban markets that are best suited to capture the formation of new households. We may also pursue other real estate opportunities such as our recent acquisition of multi-tenant office/retail properties.
As of September 30, 2014, $331.6 million, or 16.3%, of our assets under management were invested in 12 real estate properties. Our portfolio was comprised of 12 properties, including seven office/retail properties, two multifamily properties and three student housing properties. As of September 30, 2014, our portfolio was 93.0% occupied.
The following table presents our real estate property investments as of September 30, 2014 (dollars in thousands):

Property Type	Number of Properties	Units	Cost (1)
Office/retail	7	884,308 sq ft	$149,352
Multifamily	2	1,418 units	114,584
Student Housing	3	2,166 beds	67,644
Total	12		$331,580
_____________________________________________

(1)	Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any.
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
As of September 30, 2014, $104.5 million, or 5.2%, of our assets were invested in CRE securities. As of September 30, 2014, our CRE securities consisted of eight CMBS investments purchased at an aggregate $52.4 million discount to par and our average investment size was $13.1 million. As of September 30, 2014, the weighted average expected maturity of our CMBS was 6.9 years.

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
Outlook and Recent Trends
The Great Recession, which officially lasted from December 2007 to June 2009, began with the bursting of an $8 trillion housing bubble and had a dramatic negative impact globally on properly functioning capital markets and liquidity across all asset classes. It was not until the beginning of 2012 that liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $45 billion and $80 billion of non-agency CMBS was issued in 2012 and 2013, respectively, with industry experts currently predicting approximately $90 billion of non-agency CMBS issuance in 2014. The 2014 pace is higher than initially expected with $27 billion issued in the third quarter 2014, representing the highest quarterly issuance since the fourth quarter 2007.
Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. The U.S. economy appears to be on a relatively healthy growth path. However, there are concerns that slowdowns of major global economies could spill over into the United States. Slowing overseas growth and a move by the U.S. Federal Reserve to raise interest rates could result in increased market volatility through the end of the year.
Valuations in the commercial real estate markets are approaching, and in some cases exceeding, 2007 levels. However, global economic and political headwinds remain, that along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017. While there is an increased supply of liquidity in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
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
Virtually all CRE property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s ability to make payments in accordance with the contractual terms and for companies to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded REIT industry has experienced rapid growth with approximately $20 billion of total capital raised in 2013, which is more than double compared to the year ended 2012. The recent trend in liquidity events and resulting recapture contributed to the significant market growth in 2013 and high volume of anticipated capital raised in 2014, including over $12 billion year to date through September 30, 2014. We anticipate capital flows to remain robust in 2015 given the recent momentum in the market. Due to these market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.

Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor, and its affiliates, have a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. From inception through November 12, 2014, we raised total gross proceeds of $1,184.5 million. Upon completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $390.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions, or our Securitization Financing Transactions, to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgages.
The following table presents our investment activity in 2014 and from inception through November 12, 2014 (dollars in thousands):

	Year to Date Through		From Inception Through
	November 12, 2014		November 12, 2014
Investment Type:	Number	Principal Amount/Cost (1)	Number	Principal Amount/Cost (1)
CRE debt	8	$475,442	47	$1,736,000
PE Investments (2)	—	—	2	255,460
Real estate equity	9	194,056	12	331,580
CRE securities	—	—	10	133,398
Total	17	$669,498	71	$2,456,438
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
In February 2012, we began using credit facilities provided by major financial institutions to partially finance new investments. Our Credit Facilities currently include three secured Term Loan Facilities that provide for an aggregate of up to $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed our Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of September 30, 2014, we had $455.3 million issued as part of Securitization Financing Transactions, $189.3 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We currently have $200.7 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding Securitization Financing Transactions.
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
As of September 30, 2014, we had one CRE debt investment that was not performing in accordance with the contractual terms of its governing documents. We are in the process of taking title to property collateralizing this debt investment and believe the collateral value is in excess of the carrying value. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of September 30, 2014, we did not have any CRE securities investments for which we elected the fair value option.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2014, we did not have any OTTI recorded on our CRE securities.

Results of Operations
Comparison of the Three Months Ended September 30, 2014 to September 30, 2013 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$25,392	$24,403	$989	4.1%
Interest expense	3,847	4,136	(289)	(7.0)%
Net interest income	21,545	20,267	1,278	6.3%

Other revenues
Rental and other income	6,834	—	6,834	100.0%
Total other revenues	6,834	—	6,834	100.0%

Expenses
Asset management and other fees - related party	6,959	5,556	1,403	25.3%
Other interest expense	1,812	—	1,812	100.0%
Transaction costs	1,638	—	1,638	100.0%
Property operating expenses	4,020	—	4,020	100.0%
General and administrative expenses	3,471	2,761	710	25.7%
Depreciation	1,660	—	1,660	100.0%
Total expenses	19,560	8,317	11,243	135.2%
Income (loss) from operations	8,819	11,950	(3,131)	(26.2)%
Equity in earnings (losses) of unconsolidated ventures	10,115	9,321	794	8.5%
Net income (loss)	$18,934	$21,271	$(2,337)	(11.0)%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,271,108	$23,882	7.52%	$1,009,945	$22,928	9.08%
CRE securities investments	54,173	1,510	11.15%	52,979	1,475	11.14%
	$1,325,281	$25,392	7.66%	$1,062,924	$24,403	9.18%
Interest-bearing liabilities:
Credit facilities	$185,158	$1,333	2.88%	$127,097	$1,734	5.46%
Securitization bonds payable	468,968	2,514	2.14%	316,009	2,402	3.04%
	$654,126	$3,847	2.35%	$443,106	$4,136	3.73%
Net interest income		$21,545			$20,267
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated based on annualized interest income or expense divided by average carrying value.
Interest income increase of $1.0 million was primarily attributable to increased investment activity.

Interest expense decrease of $0.3 million was primarily attributable to our Term Loan Facilities.
Other Revenues
Rental and Other Income
Rental and other income was attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $1.4 million was primarily due to an increase in asset management fees driven by an increase in average invested assets.
Other Interest Expense
Other interest expense increase was attributable to mortgage notes payable related to our real estate equity investments acquired beginning in the fourth quarter 2013.
Transaction Costs
Transaction costs represent costs such as professional fees associated with our acquisition of six office/retail properties in third quarter 2014.
Property Operating Expenses
Property operating expenses were attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $0.7 million was primarily attributable to increased operating costs and servicing fees on investments.
Depreciation
Depreciation expense increase was attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $0.8 million was primarily attributable to new investments in unconsolidated ventures acquired in 2014.

Comparison of the Nine Months Ended September 30, 2014 to September 30, 2013 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$76,394	$53,261	$23,133	43.4%
Interest expense	15,141	9,937	5,204	52.4%
Net interest income	61,253	43,324	17,929	41.4%

Other revenues
Rental and other income	17,312	—	17,312	100.0%
Total other revenues	17,312	—	17,312	100.0%

Expenses
Asset management and other fees - related party	17,602	11,744	5,858	49.9%
Other interest expense	4,617	—	4,617	100.0%
Transaction costs	2,408	994	1,414	142.3%
Property operating expenses	9,264	—	9,264	100.0%
General and administrative expenses	9,561	6,799	2,762	40.6%
Depreciation	4,263	—	4,263	100.0%
Total expenses	47,715	19,537	28,178	144.2%
Income (loss) from operations	30,850	23,787	7,063	29.7%
Equity in earnings (losses) of unconsolidated ventures	28,213	18,363	9,850	53.6%
Realized gain (loss) on investments and other	(175)	—	(175)	(100.0)%
Net income (loss)	$58,888	$42,150	$16,738	39.7%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Nine Months Ended September 30,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,180,281	$71,914	8.12%	$789,581	$49,390	8.34%
CRE securities investments	53,863	4,480	11.09%	46,920	3,871	11.00%
	$1,234,144	$76,394	8.25%	$836,501	$53,261	8.49%
Interest-bearing liabilities:
Credit facilities	$106,740	$3,272	4.09%	$140,221	$5,469	5.20%
Securitization bonds payable	484,386	11,869	3.27%	220,334	4,468	2.70%
	$591,126	$15,141	3.42%	$360,555	$9,937	3.67%
Net interest income		$61,253			$43,324
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated based on annualized interest income or expense divided by average carrying value.
Interest income increase of $23.1 million was primarily attributable to increased investment activity.

Interest expense increase of $5.2 million was primarily attributable to Securitization 2013-1.
Other Revenues
Rental and Other Income
Rental and other income was attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $5.9 million was primarily due to an increase in asset management fees driven by an increase in average invested assets, partially offset by a decrease in acquisition fees.
Other Interest Expense
Other interest expense increase was attributable to mortgage notes payable related to our real estate equity investments acquired beginning in the fourth quarter 2013.
Transaction Costs
Transaction costs represent costs such as professional fees associated with our acquisition of two student housing properties and six office/retail properties.
Property Operating Expenses
Property operating expenses were attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $2.8 million was primarily attributable to increased operating costs and servicing fees on investments.
Depreciation
Depreciation expense increase was attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $9.9 million was primarily attributable to an increase in earnings of $7.2 million from our PE Investments and $1.5 million from new investments in unconsolidated ventures. In addition, in March 2014, the retail component of the Row NYC (formerly the Milford) hotel was sold and we recognized $0.6 million in equity in earnings. For the nine months ended September 30, 2013, we recognized $0.4 million in equity in losses from the retail component of Row NYC.
Realized Gain (Loss) on Investments and Other
In the first quarter 2014, we realized a loss of $0.2 million from the sale of a mezzanine loan participation. There were no sales of investments for the nine months ended September 30, 2013.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Subsequent to the completion of our Primary Offering, our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities and other term borrowings and proceeds from our DRP.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan

Facilities. We expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of September 30, 2014, we had $659.8 million carrying value of CRE debt investments financed with $455.3 million of securitization bonds.
Securitization 2013-1
In August 2013, we closed our $531.5 million Securitization 2013-1. We, through our subsidiaries, initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount and NorthStar Realty, through its subsidiaries, transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. Subsequent to the closing of Securitization 2013-1, we contributed four additional CRE debt investments with a $105.5 million aggregate principal balance. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.71%. We retained all of the below investment-grade bonds in Securitization 2013-1. The documents that govern Securitization 2013-1 require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test (as defined by each applicable indenture) in order for us to receive regular cash flow distributions and defaults in our CRE debt investments, among other things, can negatively impact the OC and IC tests. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the investment-grade securitization bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our distributions and affect compliance with REIT requirements. We do not have similar requirements in Securitization 2012-1.
The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to September 30, 2014 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to September 30, 2014	93,581	1,476
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
Credit Facilities
We currently have five Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2015 to October 2016 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through October 2019. The advance rates and maturity dates of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
Offering
From inception through November 12, 2014, the Company raised total gross proceeds of $1,184.5 million.
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

We expect that our financing will not exceed 50.0% of the cost of our investments. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments. As of September 30, 2014, our leverage as a percentage of our cost of investments was 49.0%.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2014	2013
Operating activities	$78,279	$46,757
Investing activities	(377,069)	(791,197)
Financing activities	236,622	662,569
Net increase (decrease) in cash	$(62,168)	$(81,871)
Nine Months Ended September 30, 2014 Compared to September 30, 2013
Net cash provided by operating activities was $78.3 million for the nine months ended September 30, 2014 compared to $46.8 million for the nine months ended September 30, 2013. The increase in net cash provided by operating activities related to an increase in net interest income and rental income generated from our investments due to increased investment activity and distributions from PE Investments, offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses and general and administrative expenses.
Net cash used in investing activities was $377.1 million for the nine months ended September 30, 2014 compared to $791.2 million for the nine months ended September 30, 2013. Net cash used in investing activities for the nine months ended September 30, 2014 related to the origination of CRE debt investments, the acquisition of real estate equity investments and investments in unconsolidated ventures, partially offset by repayments from CRE debt investments, distributions from PE Investments and proceeds from the sale of a CRE debt investment. Net cash used in investing activities for the nine months ended September 30, 2013 related to the origination and acquisition of CRE debt investments, the acquisition of CRE securities and PE Investments.
Net cash provided by financing activities was $236.6 million for the nine months ended September 30, 2014 compared to $662.6 million for the nine months ended September 30, 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 related to borrowings from our Credit Facilities and mortgage notes, a decrease in restricted cash at Securitization 2013-1, contributions from non-controlling interests and proceeds from our DRP, offset by distributions paid on our common stock, repayments of securitization bonds and our Credit Facilities, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities for the nine months ended September 30, 2013 related to the net proceeds from the issuance of common stock through our Offering, net proceeds from Securitization 2013-1 and borrowings from our Credit Facilities, partially offset by repayments on our Credit Facilities, distributions paid on our common stock, share repurchases and the payment of deferred financing costs.

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
Organization and Offering Costs
Our Prior Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We were obligated to reimburse our Prior Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from our Primary Offering. Our Prior Advisor initially expected cumulative organization and offering costs, excluding selling commissions and dealer manager fees, would not exceed $15.0 million, or 1.5% of the proceeds expected to be raised from our Total Primary Offering. Based on gross proceeds raised of $1,072.9 million from our Total Primary Offering, we incurred reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company’s independent directors did not determine that any of the organization and offering costs were unfair or commercially unreasonable. Total underwriting compensation through the completion of our Total Primary Offering, including selling commissions, the dealer manager fee and amounts reimbursed to participating broker-dealers and investment advisors, did not exceed the 10.0% of gross Total Primary Offering proceeds limitation prescribed by the Financial Industry Regulatory Authority, Inc.
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three and nine months ended September 30, 2014 and 2013 and the amount due to related party as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement (1)	Financial Statement Location	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$5,637	$4,165	$15,760	$9,068	$1,963	$1,607
Acquisition (2)	Real estate debt investments, net / Asset management and other fees- related party	3,200	2,334	6,689	7,657	2,450	—
Disposition (2)	Real estate debt investments, net / Asset management and other fees- related party	1,367	162	2,174	177	291	10
Reimbursements to Advisor
Operating costs	General and administrative expenses	3,208	2,568	8,470	6,392	3,208	1,459
Organization	General and administrative expenses	—	—	—	62	—	—
Offering	Cost of capital	—	483	—	2,989	—	—
Total						$7,912	$3,076
____________________________________

(1)
We incurred selling commissions / dealer manager fees of $49.5 million for the nine months ended September 30, 2013. These costs are recorded as cost of capital and are included in net proceeds from issuance of common stock in our consolidated statements of equity.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2014, our Advisor deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to CRE securities.

NorthStar Realty Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. For the three and nine months ended September 30, 2014 and 2013, NorthStar Realty was not required to purchase shares in connection with our Distribution Support Agreement. From inception through the expiration of our Distribution Support Agreement, NorthStar Realty purchased 507,980 shares of our common stock for $4.6 million under such commitment.
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
Recent Developments
Distribution Reinvestment Plan
From October 1, 2014 through November 12, 2014, we issued 0.8 million shares of common stock pursuant to our DRP raising proceeds of $7.3 million. As of November 12, 2014, 9.5 million shares were available to be issued pursuant to our DRP.
Distributions
On November 5, 2014, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended March 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2014 through November 12, 2014, we repurchased 0.4 million shares for a total of $3.8 million or a weighted average price of $9.70 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.
New Investments
From October 1, 2014 through November 12, 2014, we originated one CRE debt investment with an $89.0 million principal amount.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$19,080	$21,271	$59,239	$42,150
Adjustments:
Depreciation	1,660	331	4,263	550
Depreciation related to non-controlling interests	(259)	—	(656)	—
Funds from operations	$20,481	$21,602	$62,846	$42,700
Modified funds from operations:
Funds from operations	$20,481	$21,602	$62,846	$42,700
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	389	1,160	5,188	4,185
Acquisition fees on investments	2,961	1,391	4,075	3,670
Realized (gain) loss on investments and other	—	—	175	—
Adjustments related to non-controlling interests	(94)	—	(258)	—
Modified funds from operations	$23,737	$24,153	$72,026	$50,555

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through September 30, 2014, we paid distributions at an annualized distribution rate of 8.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2014, the year ended December 31, 2013 and the period from inception through September 30, 2014 (dollars in thousands):

	Nine Months Ended		Year Ended		Inception through
	September 30, 2014		December 31, 2013		September 30, 2014 (2)
Distributions Declared (1)
Cash	$37,535		$43,744		$102,864
DRP	31,873		34,478		79,914
Total	$69,408		$78,222		$182,778

Sources of Distributions
Funds from Operations	$62,846	91%	$62,328	80%	$144,386	79%
Distribution support proceeds	—	—%	—	—%	4,572	2%
Offering proceeds	6,562	9%	15,894	20%	33,820	19%
Total	$69,408	100%	$78,222	100%	$182,778	100%

Cash Flow Provided by (Used in) Operations	$78,279		$66,600		$159,212
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
Includes the results of NorthStar Income Opportunity REIT I, Inc. prior to our Merger Transaction. From inception through September 30, 2014, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $15.9 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

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
As of September 30, 2014, our portfolio generated a current yield on invested equity of 8.2%, net of expenses and including uninvested cash (our portfolio generated a 14.3% current yield on invested equity before expenses and excluding uninvested cash). There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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

Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would decrease net income by $1.3 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2014, no CRE debt investment contributed more than 10% of interest income.
We are subject to the credit risk of the borrower when we make CRE debt and securities investments and the credit risk of our tenants in our real estate properties. We undertake a rigorous credit evaluation of each borrower/tenant prior to making an investment. This analysis includes an extensive due diligence investigation of the borrowers/tenant’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the borrowers/tenant’s core business operations.
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

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 12, 2014, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the SEC on August 13, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended September 30, 2014, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	392,640	$9.63	(1)
August 1 to August 31	—	—	(1)
September 1 to September 30	—	—	(1)
Total	392,640	$9.63
_______________________________________________________

(1)
We adopted our Share Repurchase Program effective July 19, 2010, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. As of September 30, 2014, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended September 30, 2014, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

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

10.1*	Third Amendment to Master Repurchase Agreement, dated as of June 30, 2014, by and among NSREIT CB LOAN, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc.
10.2
Fourth Amendment to Master Repurchase Agreement, dated as of October 20, 2014, by and among NSREIT CB LOAN, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc. (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2014 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited).

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Real Estate Income Trust, Inc.

Date:	November 14, 2014	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer