Form 10-K
period 2014-12-31
NorthStar Real Estate Income Trust, Inc.
filed 2015-03-27
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 118,693,137 shares outstanding as of March 26, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2014 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to deploy capital quickly and successfully;

•	our dependence on the resources and personnel of our advisor, our sponsor and their affiliates;

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the impact of NorthStar Realty Finance Corp.’s recently completed spin-off of its asset management business, which included our advisor;

•	our advisor’s and its affiliates’ ability to attract and retain sufficient personnel to support our operations;

•
the impact of market and other conditions influencing the performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	changes in our business or investment strategy;

•
the impact of economic conditions on the tenants of the real property that we own as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the commercial mortgage backed securities in which we invest;

•	changes in the value of our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management systems;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs;

•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

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

PART I.
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries, in all cases acting through our external advisor, unless context specifically requires otherwise.
Overview
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be owned through a joint venture and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Commercial Real Estate Debt - Our CRE debt investments include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests. We may also invest in CRE debt investments indirectly through joint ventures.

•
Select Commercial Real Estate Equity - Our CRE equity investments include direct ownership in real estate, which may be owned through a joint venture and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate.

•	Commercial Real Estate Securities - Our CRE securities investments may include CMBS, unsecured REIT debt, CDO notes and other securities.
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and application of similar portfolio management and servicing skills to maximize value and to protect capital.
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
From inception through March 26, 2015, we raised total gross proceeds of $1.2 billion.

Our Investments
The following table presents our investments as of December 31, 2014 (dollars in thousands):

Investment Type:	Number	Principal Amount/ Cost (1)	% of Principal Amount
CRE Debt
First mortgage loans (2)	22	$1,123,192	51.4%
Mezzanine loans (2)	7	218,907	10.0%
Subordinate interests	1	33,250	1.5%
Preferred equity interests	1	70,240	3.3%
Total CRE debt	31	1,445,589	66.2%
Real estate
Real Estate Properties
Multi-tenant office	12	252,778	11.6%
Multifamily	2	114,584	5.2%
Student Housing	3	67,644	3.1%
Subtotal	17	435,006	19.9%
PE Investments
PE Investment I	1	91,456	4.2%
PE Investment II (2)	1	110,977	5.1%
Subtotal	2	202,433	9.3%
Total real estate	19	637,439	29.2%
CRE Securities
CMBS	7	100,542	4.6%
Total CRE securities	7	100,542	4.6%
Total	57	$2,183,570	100.0%
___________________________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our PE Investments and cost for real estate equity, which includes net purchase price allocation related to net intangibles, deferred costs and other assets.

(2)	Includes for CRE debt, future funding commitments and the deferred purchase price for PE Investment II (as defined below).
For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Advisor’s and its affiliates senior management team leveraging their extensive commercial real estate expertise over many years and real estate cycles, which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) macroeconomic conditions that may influence operating performance, including demographic trends; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in the market; (iii) real estate market factors that may influence the economic performance of the investment including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of the borrower, tenant or partner; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of the property, the investment basis relative to the competitive set of comparable investments and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
The following describes the major CRE asset classes in which we may invest and actively manage to maximize value and to protect capital.

Commercial Real Estate Debt
Overview
Our CRE debt investment strategy is focused on originating, acquiring and asset managing CRE debt investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loan to maximize returns, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of December 31, 2014, $1,445.6 million, or 66.2%, of our assets were invested in CRE debt, consisting of 31 loans with an average investment size of $46.6 million. The weighted average extended maturity of our CRE debt portfolio is 4.3 years.
The following table presents a summary of our CRE debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value	Allocation by Investment Type (2)	Fixed Rate	Spread over LIBOR (3)	Total Unleveraged Current Yield
First mortgage loans	22	$1,123,192	$1,092,958	77.7%	—%	6.16%	6.19%	100.0%
Mezzanine loans (4)	7	218,907	177,780	15.1%	10.02%	13.95%	12.54%	62.9%
Subordinate interests	1	33,250	33,250	2.3%	13.11%	—%	13.24%	—%
Preferred equity interests (5)	1	70,240	70,901	4.9%	10.00%	—%	10.00%	—%
Total/Weighted average	31	$1,445,589	$1,374,889	100.0%	10.62%	6.87%	7.38%	87.2%
___________________________________________________

(1)	Includes future funding commitments of $75.0 million.

(2)	Based on principal amount.

(3)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of December 31, 2014, we had $1,027.6 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.66%.

(4)	Includes our proportionate interest in a mezzanine loan owned through a joint venture of $69.2 million, including future funding commitments.

(5)	Excludes a $7.8 million proportionate interest in a preferred equity investment owned by a joint venture partner.
The following presents our CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Debt Investments by Property Type	Debt Investments by Geographic Location

Real Estate
Our real estate equity investment strategy focuses on direct ownership in commercial real estate, which may be owned through a joint venture and may be structurally senior to a third-party partner’s equity, with an emphasis on properties with stable cash flow and PE Investments that typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.

Real Estate Properties
As part of our real estate properties strategy, we explore a variety of real estate investments. Our multi-tenant office portfolio is focused on properties that are well located with strong operating partners. Our multifamily portfolio focuses on properties located in suburban markets that are best suited to capture the formation of new households. Our student housing portfolio represents a sector where both attractive cash flow and attractive returns exist while targeting large campuses with positive fundamentals that intend to attract growing domestic and international student bodies.
As of December 31, 2014, $435.0 million, or 19.9%, of our assets were invested in real estate properties and our portfolio was 94% occupied. The following table presents our real estate property investments as of December 31, 2014 (dollars in thousands):

Property Type	Number of Properties	Capacity		Amount (1)
Office	12	1,439,307	square feet	$252,778
Multifamily	2	1,422	units	114,584
Student Housing	3	2,166	beds	67,644
Total	17			$435,006
_____________________________________________

(1)	Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets.
Private Equity Investments
Our real estate equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of December 31, 2014, $202.4 million, or 9.3%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in millions):

PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Amount (2)	Closing NAV as a Percentage of Cost (3)	Reported NAV Growth (4)	Underlying Assets, at Cost	Implied Leverage (5)	Expected Future Contributions (6)
PE Investment I (7)	49	26	$802.4	$91,456	66.2%	22.9%	$21,800	51.0%	$3
PE Investment II (8)	24	15	$910.0	110,977	73.5%	15.6%	$23,400	32.9%	$1
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of September 30, 2014, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Represents fair value and includes the deferred purchase price for PE Investment II.

(3)
Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported net asset value, or NAV.

(4)	The reported NAV growth is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(5)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(6)	Represents the estimated amount of expected future contributions to funds as of December 31, 2014.

(7)	We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51%, of which we own 29.5% and NorthStar Realty owns 70.5%.

(8)
We, NorthStar Realty and funds managed by Goldman Sachs Asset Management each have an ownership interest in PE Investment II of 15%, 70% and 15%, respectively. PE Investment II paid an initial amount of $505 million and will pay the remaining $411 million, or 45% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of December 31, 2014, our share of the Deferred Amount was $61 million.

	Income (1)	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Year ended December 31, 2014	$21.4	$19.2	$40.6	$0.5	$40.1
February 15, 2013 to December 31, 2014 (3)	$43.9	$51.2	$95.1	$9.2	$85.9

PE Investment II
Year ended December 31, 2014	$11.4	$13.4	$24.8	$1.3	$23.5
July 3, 2013 to December 31, 2014 (3)	$17.6	$29.7	$47.3	$3.7	$43.6
______________________________________________________________

(1)	Includes $3.9 million in deferred income taxes.

(2)	Net of $6.1 million reserve for taxes in the aggregate for the PE Investments.

(3)	Represents activity from the respective initial closing date through December 31, 2014.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of September 30, 2014:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

_________________________________

(1)	Based on individual fund financial statements.
Real Estate Securities
Our CRE securities investments include CMBS and may include unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. Substantially all of our CRE securities have credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies).
As of December 31, 2014, $100.5 million, or 4.6%, of our assets were invested in CRE securities and consisted of seven CMBS investments purchased at an aggregate $51.1 million discount to par and our average investment size was $14.4 million. As of December 31, 2014, the weighted average expected maturity of our CMBS was 6.8 years.
Financing Strategy
We use asset-level financing as part of our strategy and we seek to match-fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk and utilize non-recourse liabilities whenever possible. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as securitization financing transactions, credit facilities, mortgage notes and other term borrowings. We continue to seek and prefer long-term, non-recourse financing, including non mark-to-market financing that may be available through securitization.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is approximately 50%.
Borrowing levels for CRE investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our CRE debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions. Our financing strategy for our real estate is typically to use long-term, non-recourse mortgage notes.
In February 2012, we began using credit facilities provided by major financial institutions to partially finance new investments. Our credit facilities currently include three secured term loan facilities that provide for an aggregate of up to $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate, or our Term Loan Facilities, and two CMBS facilities to finance the acquisition of CMBS, or our CMBS Facilities. In November 2012 and August 2013, we closed securitization financing transactions, or our Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. As of December 31, 2014, we had $413.5 million issued as part of Securitization Financing Transactions, $257.8 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We currently have $132.2 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding our Securitization Financing Transactions.
Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team, under the direction of the Investment Committee, uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/tenants/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that its carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we establish, on a current basis, allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.
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
As of December 31, 2014, we had one CRE debt investment that was not performing in accordance with the contractual terms of its governing documents. We are in the process of taking title to property collateralizing this debt investment and believe the collateral value is in excess of the carrying value. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
Regulation
We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	require compliance with applicable REIT rules;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to customers;

•	govern secured transactions;

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices;

•	regulate land use and zoning;

•	regulate the foreign ownership or management of real property or mortgages;

•	regulate the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	regulate tax treatment and accounting standards; and

•	regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2010. If we continue to qualify as a REIT for federal income tax purposes, we will generally not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders in an amount equal to or greater than 90% of our REIT taxable income. If we fail to continue to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
We believe that we are not, and intend to conduct our operations so as not to become regulated as, an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors-Maintenance of our Investment Company Act exemption imposes limits on our operations.”
We are also subject to regulation governing mortgage lending. Although most states do not regulate commercial real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE loans.
Real estate properties owned by us and the operations of such properties are subject to various international, federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. In addition, such properties are required to comply with the Americans with Disabilities Act of 1990, or the ADA, the Fair Housing Act, applicable fire and safety regulations, building codes and other land use regulations.
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
For additional information regarding regulations applicable to us, refer to Item 1A. “Risk Factors.”
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
Employees
As of December 31, 2014, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Our internet address is www.northstarreit.com/income. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics as defined in the code of ethics.
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The CRE industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe and elsewhere. Despite improvements in the U.S. economy, significant challenges still remain due to the uncertainty surrounding a low inflation rate in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and acquire other CRE investments and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our CRE investments and further reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of CRE investments that result in losses, including delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment. Our revenue from our properties could diminish significantly.
Risks Related to Our Investments
Our CRE debt, select equity and securities investments are subject to the risks typically associated with CRE.
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, the sovereign debt crisis and other factors;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	tenant mix and the success of the tenant business;

•	property management decisions;

•	property location and conditions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

•
the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

•	cost of compliance with the ADA;

•	adverse changes in governmental rules and fiscal policies;

•	social unrest and civil disturbances;

•	acts of nature, including earthquakes, hurricanes and other natural disasters;

•	terrorism;

•	the potential for uninsured or underinsured property losses;

•	adverse changes in state and local laws, including zoning laws; and

•	other factors which are beyond our control.
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
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we acquire.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will reduce the value of our properties, as well as our ability to refinance our properties and use the value of our existing properties to support the purchase or investment in additional properties. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Our CRE debt investments would be similarly impacted. Our level of new loan originations would also likely decline. In addition, borrowers may be less likely to achieve their business plans and less able to pay principal and interest on our CRE debt investments. Further, declining real estate values significantly increase the likelihood that we will incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2014 and expect that to continue into 2015. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic or industry concentration of our investments. If our investments are concentrated in an area or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our properties or collateral.

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
We may not be effective in originating and managing our investments.
We, through our Advisor, originate and generally manage our investments.  Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers and tenants that hold properties meeting our underwriting standards. Managing these investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses.  If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.
The CRE debt we originate and invest in and mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our CRE debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we will suffer a loss. In this manner, real estate values could impact the value of our CRE debt and securities investments. Therefore, our CRE debt and securities will be subject to the risks typically associated with real estate.
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
If the value of real property or other assets securing our CRE debt deteriorates. The majority of our CRE debt investments are fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Further, we may not know whether the value of these properties has declined below levels existing on the dates of origination. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest.

•
If a borrower or guarantor defaults on recourse obligations under a CRE debt investment. We sometimes obtain personal or corporate guarantees from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

•
Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business. Before making a loan to a borrower, we assess the strength and skills of an entity’s management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

•
Delays in liquidating defaulted CRE debt investments could reduce our investment returns. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when we seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
Our CRE debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and the borrower and tenant may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay its obligations to us. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.
We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.
In order to maximize value, we may be more likely to extend and work out an investment rather than pursue other remedies such as taking title to collateral.  However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions.  Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties.  These multiple creditor situations tend to be associated with larger loans.  If we are one of a group of lenders, we may not independently control the decision making.  Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value.
CRE debt restructurings may reduce our net interest income.
While the U.S. economy is stronger today, a return to weak economic conditions in the future may cause our borrowers to be at increased risk of default and we, or a third party, may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment. We may lose some or all of our investment even if we restructure in an effort to increase value.

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
We could experience defaults resulting in provision for loan losses and asset impairment charges in the future. In challenging economic environments, borrowers, for a variety of reasons, may be unable to remain current with principal and interest on loans. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer losses in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which could adversely affect our access to credit and ability to satisfy financing covenants.
Provision for loan losses are difficult to estimate, particularly in a challenging economic environment.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. While CRE fundamentals have improved, the U.S. and global economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.
Both our borrowers’ and tenants’ forms of entities may cause special risks or hinder our recovery.
Most of the borrowers for our CRE debt investments and our tenants in the real estate that we own, as well as borrowers underlying our CRE securities, are legal entities rather than individuals. The obligations these entities will owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for leases with or originators of loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants, or a general partner or managing member of that borrower or tenant may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.
The subordinate CRE debt we originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
We originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

We may make investments in assets with lower credit quality, which will increase our risk of losses.
We may invest in unrated or non-investment grade CRE securities, enter into leases with unrated tenants or participate in subordinate, unrated or distressed mortgage loans. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and CRE securities may decline. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant and may reduce distributions to stockholders and may adversely affect the value of our common stock.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.
We may make investments in non-performing real estate assets in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments. Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for instance, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment. Borrowers will typically try to create value in a non-performing real estate investment, including by development, redevelopment or lease-up of a property. However, none of these strategies may be effective and the subject properties may never generate sufficient cash flow to support debt service payments. If this occurs, we may negotiate a reduced payoff, restructure the terms of the loan or enforce rights as lender and take title to collateral securing the loan with respect to CRE debt investments. It is challenging to evaluate non-performing investments, which increases the risks associated with such investments. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to stockholders.
Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.
Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flow. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower’s monthly payment as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.
We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
Our CRE debt investments may include loans made to developers to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule, market downturns and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project.
Insurance may not cover all potential losses on CRE investments, which may impair the value of our assets.
We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our borrowers could breach their obligations to us and not maintain sufficient insurance coverage. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might decrease the value of the property and in turn impair our investment.

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
We depend on borrowers and tenants for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and tenants.
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
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the CRE loans and the properties included in the securitization’s pools or select CRE equity investments and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Lease defaults, terminations or landlord-tenant disputes may reduce our income from our real estate investments.
The creditworthiness of our tenants in our real estate investments has been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations.
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
We may not be able to relet or renew leases at the properties underlying CRE debt investments or the properties held by us on favorable terms, or at all.
Our investments in real estate will be pressured if economic conditions and rental markets continue to be challenging. For instance, upon expiration or early termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We may be receiving above market rental rates which will decrease upon renewal, which will adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders.
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
Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Many of our investments are illiquid. A variety of factors could make it difficult for us to dispose of any of our assets on acceptable terms even if a disposition is in the best interests of stockholders. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure that we will have cash available to correct those defects or to make those improvements. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years.
We may also determine to give our tenants a right of first refusal or similar options. Similarly, borrowers under certain of our CRE debt investments may give their tenants or other persons similar rights with respect to the collateral. Such rights could negatively affect the residual value or marketability of the property and impede our ability to sell the property or collateral.
As a result, our ability to sell investments in response to changes in economic and other conditions could be limited. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
To the extent capital improvements are not undertaken, the ability of our tenants to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to stockholders.
To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the property may decline, which would negatively impact the overall value of the affected property. We may be forced to incur unexpected significant expense to maintain properties that are net leased. Any of these events could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments and expose us to liability.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, or our tenants, as owner of a site, including if we take ownership through foreclosure, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’ liability could significantly exceed the value of the property without any limits.
The scope of the indemnification our tenants have agreed to provide us may be limited. For instance, some of our agreements with our tenants do not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure stockholders that any such tenant would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected.
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
We currently have, and may in the future, enter into joint ventures with third parties, affiliates of our Advisor and other NSAM Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:

•	our joint venture partner in an investment could become insolvent or bankrupt;

•	fraud or other misconduct by our joint venture partners;

•
we may share decision-making authority with our joint venture partner regarding certain major decisions affecting the ownership of the joint venture and the joint venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partner;

•
such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for instance the operation of the properties;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity; and

•	to the extent we partner with other NSAM Managed Companies, our Sponsor may have conflicts of interest that may not be resolved in our favor.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.

We have in the past and expect to continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity, thereby increasing our risk of loss.
We have in the past and may continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value, especially if conditions deteriorate, and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
We have significant investments in joint ventures owning real estate private equity funds and there is no assurance these investments will achieve the returns expected upon initial execution of the respective investments.
As of December 31, 2014, $202.4 million of our assets were invested in PE Investments. Our PE Investments may not achieve the anticipated returns we initially expected. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (i) the agreed upon NAV does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (ii) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (iii) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of our investment. Furthermore, our PE Investments are co-invested with NorthStar Realty, another company managed by our Advisor, which increases the likelihood that our Advisor could have conflicts of interest with that company.
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
Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of CRE securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Additional risks may be presented by the type and use of a particular commercial property, as well as the general risks relating to the net operating income from and value of any commercial property. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment. Ratings for CRE securities can also adversely affect their value.
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
The price we pay for acquisitions of real property and the terms of our debt investments will be based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.
The price we pay for real property investments and the terms of our debt investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may drive up prices for real estate assets or make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.
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
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets.  In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all.  We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons.  If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially, which could harm our operating results, liquidity and financial condition.
Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
Our financial performance is influenced by changes in interest rates; in particular, such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, acquire or originate CRE debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.
Interest rate changes may also impact our net book value as our CRE securities and hedge derivatives are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.
Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value. For instance, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our CRE securities portfolio and our financial position and operations as a change in interest rates generally.
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets less our operating costs, reduced by any financing costs and credit losses. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates may decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Hedging against interest rate and currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to stockholders.
We may enter into swap, cap or floor agreements or pursue other interest rate or currency hedging strategies. Our hedging activity will vary in scope based on interest rate levels, currency exposure, the type of investments held and other changing market conditions. Interest rate and/or currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate and/or currency hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and/or currency risks, unanticipated changes in interest rates or exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. We may also be exposed to liquidity issues as a result of margin calls or settlement of derivative hedges.
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
We may use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have three term loan facilities that provide for an aggregate of up to $390 million to finance loan origination. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
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
Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the fair value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. Our term loan facilities, excluding our facility that we terminated in January 2014, provide for an unrestricted cash covenant of at least $27.5 million and a maximum of $50.0 million. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
Some of our credit facilities contain recourse obligations and any default could materially adversely affect our business, liquidity and financial condition.
In July 2012, we, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement of $50.0 million, which was upsized to $100.0 million in November 2012 and $150.0 million in April 2013, or Loan Facility 2, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 2, we agreed to guarantee certain obligations of Loan Facility 2 if we or any of our affiliates engages in certain customary bad acts. Loan Facility 2 and its related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, we must maintain at least $3.8 million and a maximum of $22.5 million in unrestricted cash at all times during the term of Loan Facility 2. In addition, we are required to maintain: (i) an amount equal to the lesser of (a) total equity equal to $162.5 million, subject to increases equal to 80% of aggregate net proceeds raised and (b) $250.0 million; (ii) a ratio of EBITDA (as defined in the guaranty) to fixed charges of not less than 1.4x; and (iii) a ratio of total borrowings to total equity not greater than 300%.
In March 2013, we, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement, or Loan Facility 4, of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 4, we and our operating partnership entered into a guaranty agreement, under which we and our operating partnership guaranty certain of the obligations under Loan Facility 4. Loan Facility 4 and its related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, we must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 4. In addition, we have agreed to guarantee certain customary obligations under Loan Facility 4 if we or an affiliate of ours engage in certain customary bad acts.
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
As of December 31, 2014, our real estate portfolio had $318.1 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability and the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
If we breach representations or warranties that we made in our securitization financing transactions, or if either we or NorthStar Realty suffer a loss in our retained interests in that transaction, our financial condition could be harmed.
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
Further in connection with this transaction, since we and NorthStar Realty both contributed assets into a single securitization, we entered into a partnership agreement with NorthStar Realty that provides that both parties will receive the economic benefit and bear the economic risk associated with the assets each contributed into the securitization. In both cases, a portion of our and NorthStar Realty’s respective retained interests will be subordinate to interests of the senior bondholders. In the event that we or NorthStar Realty suffers a complete loss of a portion of the respective retained interests, any additional losses would be borne by the remaining retained interests held by us or NorthStar Realty, as the case may be, prior to the senior bondholders.

We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.
We may be unable to obtain financing required to acquire or originate investments as contemplated in our business plan, which could compel us to restructure or abandon a particular acquisition or origination and harm our ability to make distributions to stockholders.
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
Risks Related to Our Company
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, among others, each of whom would be difficult to replace. We cannot assure stockholders that Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
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
Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Any adverse changes in NorthStar Realty’s or our Sponsor’s financial condition or our relationship with NorthStar Realty, our Sponsor or Advisor and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.
We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name “NorthStar.” Under this license, we have a right to use the “NorthStar” name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the “NorthStar” name. We are unable to preclude our Sponsor from licensing or transferring the ownership of the “NorthStar” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. In addition, in the event the license is terminated, we will be required to change our name and cease using the “NorthStar” name. Furthermore, “NorthStar” is commonly used and our Sponsor’s right to use the name could be challenged, which could be expensive and disruptive with an uncertain outcome. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2014, NorthStar Realty has only invested $5.8 million in us through the purchase by its subsidiary of 645,847 shares of our common stock including amounts related to its obligation under the distribution support agreement and our Sponsor has not purchased any shares of our common stock and has no obligation to do so in the future. Our Sponsor will have no exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
If our business grows substantially, our Advisor may need to make significant new investments in personnel and infrastructure to support that growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.
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
As a diversified CRE company, our business is highly dependent on information technology systems, including systems provided by our Sponsor and third parties for which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.
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
We provide stockholders with information using FFO and MFFO which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by National Association of Real Estate Investment Trusts, or NAREIT. We compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA, and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.
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
Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.
Our ability to make distributions is limited by the requirements of Maryland law.
Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Stockholders may experience dilution.
Stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, issue additional shares pursuant to our DRP or otherwise issue additional shares, stockholders who purchased shares in our Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding common stock. Furthermore, stockholders may experience dilution in the value of their shares depending on the terms and pricing of any new issuances and the value of our assets at such time.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on:

•	the election or removal of directors;

•
amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue; (ii) effect certain reverse stock splits; and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
Pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by our board of directors prior to a stockholder vote. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
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
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should consult with their own counsel and satisfy themselves that:

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

•	their investment will not impair the liquidity of the Benefit Plan;

•	their investment will not unintentionally produce unrelated business taxable income for the Benefit Plan;

•	stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
Governmental plans, church plans and foreign plans that are not subject to ERISA or the prohibited transaction rules of the Internal Revenue Code may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should satisfy themselves that an investment in our shares satisfies both applicable law and is permitted by the governing plan documents.
We expect that our common stock qualifies as publicly offered securities such that investments in shares of our common stock will not result in our assets being deemed to constitute “plan assets” of any Benefit Plan investor. If, however, we were deemed to hold “plan assets” of Benefit Plan investors: (i) ERISA’s fiduciary standards may apply to us and might materially affect our operations, and (ii) any transaction with us could be deemed a transaction with each Benefit Plan investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or Section 4975 of the Internal Revenue Code.
Stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investment.
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in a future public offering; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv)  issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (v) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares sold in our Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
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
In addition, NorthStar OP Holdings, LLC, or the Special Unit Holder, is an affiliate of our Advisor and, as the special limited partner in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 8.0%.

Stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program, or our Share Repurchase Program. Stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program may provide stockholders with an opportunity to have their shares of common stock repurchased by us after stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.
Our board of directors determined an estimated value per share of $10.02 for our shares of common stock as of October 31, 2014. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.
On December 16, 2014, our board of directors approved and established an estimated value per share of $10.02 for our common stock as of October 31, 2014. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount. In connection with its determination of the estimated value of our shares of common stock, our board of directors also determined that, effective January 1, 2015, distributions may be reinvested in shares of our common stock pursuant to the DRP at a price of $9.52 per share, which is approximately 95% of the estimated value per share, and the price paid for shares redeemed under the Share Repurchase Program will be $9.52 per share.
As with any valuation methodology, the methodologies used to determine the estimated value per share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. The estimated value per share may also not represent the price that the shares of our common stock would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares.
The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes in market interest rates for commercial real estate debt investments, changes to commercial real estate values, changes in capitalization rates, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, or FINRA, or in compliance with ERISA guidelines with respect to their reporting requirements
The terms of our Share Repurchase Program require us to repurchase shares at a price of $9.52 per share, which is approximately 95% of the estimated value per share of our common stock as of October 31, 2014. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The terms of our Share Repurchase Program require us to repurchase shares at a price of $9.52 per share, which is approximately 95% of the estimated value per share of our common stock as of October 31, 2014. The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares decrease due to market or other conditions, the price at which we repurchase our shares pursuant to our Share Repurchase Program might reflect a premium to NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

The current price for shares under our DRP may exceed the book value of our shares.
We are currently issuing shares in our DRP at a purchase price of $9.52 per share, or 95% of the estimated value per share of our common stock as of October 31, 2014.  The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares increases due to market or other conditions, the price at which we sell in our DRP might reflect a premium to book value. If the actual book value of our shares is less than the price paid to purchase shares in our DRP, such purchases would be immediately dilutive for DRP participants.
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
We rely upon our Advisor or its affiliates’ investment professionals, including Messrs. Hamamoto, Tylis and Gilbert, to identify suitable investments. The other NSAM Managed Companies also rely on Messrs. Hamamoto, Tylis and Gilbert for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the funds available for investment in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our distributions.
Our Advisor may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Advisor or its affiliates’ investment professionals face competing demands upon their time, including in instances when we have capital ready for investment and consequently we may face delays in execution. Further, the more money we have available for investment, the more difficult it will be to invest the funds promptly and on attractive terms. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and third-party servicers.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our real estate debt investments. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors, along with those of our third-party servicers. Additionally, we and our Advisor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Advisor or its affiliates’ investment professionals might encounter in allocating investment opportunities among us, our Sponsor and any other NSAM Managed Company, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
We have paid, and may continue to pay, distributions from sources other than our cash flow from operations, therefore we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions and we may not generate sufficient cash flow from operations to fund distributions. Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceeded our MFFO, NorthStar Realty purchased shares of our common stock at $9.00 per share to provide additional cash to support distributions to stockholders. As of December 31, 2014, NorthStar Realty has purchased $4.6 million of shares of our common stock pursuant to the distribution support agreement. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our distribution support agreement expired in July 2013. We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and stockholders’ overall return may be reduced.
Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio. Our Advisor and its affiliates depend upon the fees and other compensation or reimbursement of costs that they receive from us and its other managed companies in connection with the origination, acquisition, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of our Advisor or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
Our rights and the rights of stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.
If we do not successfully implement a liquidity transaction, stockholders may have to hold their investments for an indefinite period.
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with an NSAM Managed Company, which may result in certain conflicts of interest. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel our Advisor or its affiliates use to perform services for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. The payment of such consideration could result in dilution of the interests of stockholders and could reduce the net income and MFFO attributable to our common stock.
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
Risks Related to Conflicts of Interest
The fees we pay to our Advisor in connection with the origination, acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our organizational documents do not prevent us from selling assets to our Advisor’s other managed companies or from paying our Advisor a disposition fee related to such a sale.
If we sell an asset to a managed company of our Advisor, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than one of its managed companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to one of its managed companies. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or stockholders.
Our executive officers and our Advisor or its affiliates’ key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of our Sponsor’s other managed companies. Our Advisor and its affiliates receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s Investment Committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;

•
originations and acquisitions of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from the other NSAM Managed Companies, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

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

•
whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Advisor or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Advisor or its affiliates; and

•	whether and when we seek to sell our company or its assets, which would entitle the Special Unit Holder to a subordinated distribution.
The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. In addition, the Special Unit Holder, an affiliate of our Advisor, may be entitled to certain distributions subject to our stockholders receiving an 8.00% cumulative, non-compounded annual pre-tax return. This may influence our Advisor and its affiliates’ key professionals to recommend riskier transactions to us.
In addition to the management fees we pay to our Advisor, we reimburse our Advisor for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor and its affiliates and these costs and expenses may be substantial.
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf.  Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations.  For the year ended December 31, 2014, our Advisor and Prior Advisor allocated $11.5 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, are also executive officers of certain of our Advisor or its affiliates’ other managed companies. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other managed companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Advisor and its affiliates’ key investment professionals who perform services for us face conflicts of interest related to their positions and interests in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Our executive officers and the key investment professionals of our Advisor and its affiliates, including members of our Advisor’s Investment Committee, who perform services for us may also be executive officers, directors and managers of our Advisor and its affiliates. As a result, they owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the Special Unit Holder to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Our Advisor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders’ overall investment.
We rely on our Advisor or its affiliates’ investment professionals to identify suitable investment opportunities for our company as well as the other NSAM Managed Companies. Our investment strategy may be similar to that of, and may overlap with, the investment strategies of the other NSAM Managed Companies, as well as other companies, funds or vehicles that may be co-sponsored, co-branded and co-founded by, or subject to a strategic relationship between, our Sponsor or one of its affiliates, on the one hand, and a strategic or joint venture partner of our sponsor, or a partner, on the other, which we refer to collectively as the Strategic Vehicles. Therefore, many investment opportunities sourced by our Advisor or its affiliates or one or more of the partners that are suitable for us may also be suitable for other NSAM Managed Companies and/or Strategic Vehicles.
Our Advisor and its affiliates may allocate investment opportunities sourced by a partner directly to the associated Strategic Vehicle or, as applicable, among multiple associated Strategic Vehicles on a rotating basis, which we refer to as a Special Allocation. For all investment opportunities other than Special Allocations, our Advisor and its affiliates will allocate, in their sole discretion, each investment opportunity to one or more of the NSAM Managed Companies, including us, and, as applicable, Strategic Vehicles or our Sponsor, for which such investment opportunity is most suitable. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Advisor and its affiliates may consider include, without limitation, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the NSAM Managed Company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a Strategic Vehicle has received a Special Allocation.
If, after consideration of the relevant factors, our Advisor and its affiliates determine that an investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one NSAM Managed Company, including us, and/or a Strategic Vehicle to co-invest in a particular investment. In discharging their duties under the investment allocation, our Advisor and its affiliates endeavor to allocate all investment opportunities among the NSAM Managed Companies, the Strategic Vehicles and our Sponsor in a manner that is fair and equitable over time.
While these are the current procedures for allocating investment opportunities, our Sponsor or its affiliates may sponsor or co-sponsor, co-brand or co-found additional investment vehicles in the future and, in connection with the creation of such investment vehicles or otherwise, our Advisor and its affiliates may revise the investment allocation policy. The result of such a revision to the investment allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Advisor and its affiliates and/or its partners, thereby reducing the number of investment opportunities available to us. Changes to the investment allocation policy that could adversely impact the allocation of investment opportunities to us in any material respect may be proposed by our Advisor and must be approved by our board of directors. In the event that our Advisor adopts a revised investment allocation policy that materially impacts our business, we will disclose this information in the reports we file publicly with the SEC, as appropriate.
The decision of how any potential investment should be allocated among us and other NSAM Managed Companies for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
Risks Related to Regulatory Matters and Our REIT Tax Status
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. Our internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted and market practice develops, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
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

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Moreover, we take the position that general partnership interests in joint ventures structured as general partnerships are not considered securities at all and thus are not investment securities.
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
We must monitor our holdings and those of our operating partnership to ensure that they comply with the 40% test. Through our operating partnership’s wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing real estate properties or otherwise originating or acquiring mortgages and other interests in real estate.
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusion provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs to the extent they exist. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.
The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our common stock.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exemption from registration as an investment company.
If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Our Advisor is subject to extensive regulation, including as an investment adviser in the Unites States and as a fund services business in the Bailiwick of Jersey, which could adversely affect its ability to manage our business.
Certain of our Sponsor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of our Advisor’s managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or its registration as a fund services business in the Bailiwick of Jersey, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
Our Advisor must continually address conflicts between its interests and those of its managed companies, including us. In addition, the SEC, the Jersey Financial Services Commission and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if our Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution opted out of the business combination provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.

Our charter includes a provision that may discourage a person from launching a mini-tender offer for our shares.
Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance and no stockholder may transfer any shares to such noncomplying offeror without first offering the shares to us at the tender offer price offered by such noncomplying offeror. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2010. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
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
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
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
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For instance, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained therein, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Our mezzanine loans will typically not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests.
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
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to stockholders. For instance:

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.

We may fail to continue to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRP.
In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential.” A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For instance, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying our REIT distribution requirements.
Stockholders participating in our DRP receive distributions in the form of shares of our common stock rather than in cash. Effective January 1, 2015, the purchase price per share under our DRP is $9.52 per share, which is approximately 95% of the $10.02 estimated value per share determined by our board of directors. Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we offer is intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock will not be susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair value of our common stock exceeded the estimated value per share used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT unless the IRS were to provide relief.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
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
Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly-traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but include loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax.
We also will not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For instance, certain of our assets have been marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, and stockholders may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the dividend, which is treated as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.
We have acquired, and in the future may acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our real estate property investments are part of our real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our real estate investments as of December 31, 2014 (dollars in thousands):

Location City, State	Square Feet	Number of Properties	Percentage Occupied	Ownership Interest	Type	Lease Expiration Date(1)	Gross Carrying Value (2)	Borrowings

Clemson, SC	204,612	1	98%	80%	Student Housing	Various	$19,784	$12,812
Columbia, SC	223,080	1	99%	80%	Student Housing	Various	23,633	16,200
Farmington Hills, MI	701,718	1	93%	90%	Multifamily	Various	54,899	43,000
Kalamazoo, MI	278,412	1	91%	80%	Student Housing	Various	21,887	16,000
New Orleans, LA	354,661	1	97%	85%	Multifamily	Various	54,609	43,500
St. Louis, MO	884,833	7	90%	95%	Office	Oct-20	139,185	108,850
Warrendale, PA	554,474	5	100%	89%	Office	Oct-23	96,250	77,700
Total/weighted average	3,201,790	17	94%				$410,247	$318,062
__________________________________________________________

(1)
All leases for multifamily and student housing properties are short term in nature. For office properties, based on initial term and represents the weighted average lease expiration date if more than one lease.

(2)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements. Refer to “Note 4. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

As of December 31, 2014, we had no properties with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2014, we had no single property with gross revenues equal to or greater than 10% of our total revenues.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have shares of our common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required, pursuant to FINRA Rule 5110, to disclose in each Annual Report distributed to our stockholders an estimated value per share of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. On December 16, 2014, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $10.02. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities as of October 31, 2014, or the Valuation Date. We are providing this estimated value per share of $10.02 to assist broker-dealers in connection with these obligations under the applicable FINRA rules and to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. For additional information on the methodology used in calculating our estimated value per share, refer to our Current Report on Form 8-K filed with the SEC on December 17, 2014.
In connection with its determination of the estimated value of our shares of common stock, and pursuant to our DRP, our board of directors determined that, effective January 1, 2015, distributions may be reinvested in shares of our common stock at a price of $9.52 per share, which is approximately 95% of the estimated value per share as of the Valuation Date. Prior to the determination of the estimated value per share, the DRP offering price for the most recent distribution reinvestment in December 2014 was $9.50 per share, which was 95% of the $10.00 public offering price in our initial public offering.
The board of directors currently expects that our next estimated value per share will be based upon our assets and liabilities as of December 31, 2015 and such value will be included in our 2015 Annual Report on Form 10-K.  We intend to publish updated estimated values per share annually thereafter.
Stockholders
As of March 26, 2015, we had 24,586 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2014
First Quarter	$12,369	$10,338	$22,707
Second Quarter	12,492	10,650	23,142
Third Quarter	12,674	10,885	23,559
Fourth Quarter	12,717	10,997	23,714
Total	$50,252	$42,870	$93,122

2013
First Quarter	$7,728	$5,736	$13,464
Second Quarter	10,694	8,170	18,864
Third Quarter	12,644	10,213	22,857
Fourth Quarter	12,678	10,359	23,037
Total	$43,744	$34,478	$78,222

2012
First Quarter	$2,378	$1,502	$3,880
Second Quarter	3,307	2,293	5,600
Third Quarter	4,535	3,272	7,807
Fourth Quarter	6,088	4,547	10,635
Total	$16,308	$11,614	$27,922
________________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under our DRP was $9.50. In connection with its determination of the estimated value of our shares of common stock, and pursuant to our DRP, the board of directors determined that, effective January 1, 2015, distributions may be reinvested in shares of our common stock at a price of $9.52 per share, which is approximately 95% of the estimated value per share as of the Valuation Date.
No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from October 18, 2010 through December 31, 2014, we issued 9.2 million shares totaling $87.1 million of gross offering proceeds pursuant to our DRP.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective July 19, 2010, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
For the three months ended December 31, 2014, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	396,161	$9.71	396,161	(1)
November 1 to November 30	—	—		(1)
December 1 to December 31	—	—		(1)
Total	396,161	$9.71	396,161
________________________

(1)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

As of December 31, 2014, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2014, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.
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

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:	(Dollars in thousands, except per share and distributions declared data)
Net interest income	$81,597	$62,374	$21,302	$2,190	$685
Other revenues	29,342	1,970	—	—	—
Expenses	70,341	31,355	6,569	1,324	979
Income (loss) before equity in earnings (losses) of unconsolidated ventures	52,759	32,989	15,304	1,598	1,630
Net income (loss)	88,953	61,017	15,304	1,598	1,630
Net income (loss) per share of common stock, basic/diluted	$0.77	$0.63	$0.44	$0.22	$0.77
Distributions declared per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.75

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(Dollars in thousands)
Cash	$35,755	$119,595	$213,727	$53,859	$20,405
Real estate debt investments, net	1,327,925	1,074,773	514,058	72,937	—
Operating real estate, net	403,347	125,168	—	—	—
Investments in unconsolidated ventures	195,860	156,616	—	—	—
Real estate securities, available for sale	79,636	66,450	29,582	34,746	31,264

Total assets	2,192,898	1,831,104	859,938	169,365	52,078
Total borrowings	1,001,055	637,752	250,812	24,061	24,061
Total liabilities	1,130,201	825,879	342,192	33,458	24,526
Total equity	1,062,697	1,005,225	517,746	135,907	27,552

	Years Ended December 31,
	2014	2013	2012	2011	2010
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$93,392	$66,600	$13,367	$1,325	$(106)
Investing activities	(504,087)	(913,785)	(444,395)	(75,678)	(27,764)
Financing activities	326,855	753,053	590,896	107,807	48,219

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I, Item 1A. “Risk Factors” of this report. References to “we,’’ “us,’’ or “our’’ refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be owned through a joint venture and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group, Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.

Our primary investment types are as follows:

•
Commercial Real Estate Debt - Our CRE debt investments include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests. We may also invest in CRE debt investments indirectly through joint ventures.

•
Select Commercial Real Estate Equity - Our CRE equity investments include direct ownership in real estate, which may be owned through a joint venture and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate.

•	Commercial Real Estate Securities - Our CRE securities investments may include CMBS, unsecured REIT debt, CDO notes and other securities.
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and application of similar portfolio management and servicing skills to maximize value and to protect capital.
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
From inception through March 26, 2015, we raised total gross proceeds of $1.2 billion.
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
Outlook and Recent Trends
Liquidity and capital started to become more available in early 2012 for the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low since then.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. We believe the U.S. economy is on a healthy growth path and that the U.S. Federal Reserve is on track to begin raising rates in 2015. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing CRE debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, NorthStar Realty began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets, one on our behalf, with permanent, non-recourse, non-

mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, as described above, even though current new issue volume is still below historic levels which has contributed to relatively balanced real estate fundamentals.
Virtually all CRE property types were adversely impacted by the credit crisis and subsequent recession, while some such as land, condominium and other commercial property types were more severely impacted. Our CRE debt, equity and securities investments could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s ability to make payments in accordance with the contractual terms and to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded company industry has grown with approximately $16 billion raised in 2014. The $20 billion of total capital raised in 2013 included increased activity due to an unusually high amount of liquidity events. We anticipate capital flows to remain strong in 2015 given the recent momentum in the market. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities. These investment opportunities have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We believe that our Advisor, and its affiliates, have a platform that derives a competitive advantage from the combination of deep industry relationships, market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. From inception through March 26, 2015, we raised total gross proceeds of $1.2 billion. Since the successful completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into our Term Loan Facilities that provide up to an aggregate of $390.0 million to finance the origination of CRE first mortgage loans and our CMBS Facilities to make new investments in CMBS, and collectively our Credit Facilities. In November 2012 and August 2013, we closed our Securitization Financing Transactions, to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgage notes.
The following table presents our investment activity in 2014 and from inception through December 31, 2014 (dollars in thousands):

	Year Ended		From Inception Through
	December 31, 2014		December 31, 2014
Investment Type:	Number	Principal Amount/Cost (1)	Number	Principal Amount/Cost (1)
CRE debt	9	$564,442	48	$1,825,000
Real estate equity	14	297,482	17	435,006
PE Investments (2)	—	—	2	255,460
CRE securities	—	—	10	133,398
Total	23	$861,924	77	$2,648,864
____________________________________________________________

(1)
Represents principal amount for real estate debt and securities and cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs and other assets.

(2)	Excludes contributions related to future funding commitments.

Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
Investments in Unconsolidated Ventures
Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. Acquisition fees incurred directly in connection with the investment in a joint venture are capitalized and amortized using the straight-line method over the estimated useful life of the underlying joint venture assets.
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
We may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of December 31, 2014, we did not have any CRE securities investments for which we elected the fair value option.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2014, we did not have any OTTI recorded on our CRE securities.
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  We are in the process of evaluating the impact, if any, of the update on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Year Ended December 31, 2014 to December 31, 2013 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$102,697	$77,553	$25,144	32.4%
Interest expense	21,100	15,179	5,921	39.0%
Net interest income	81,597	62,374	19,223	30.8%

Other revenues
Rental and other income	29,342	1,970	27,372	NM
Total other revenues	29,342	1,970	27,372	NM

Expenses
Asset management and other fees - related party	24,676	17,925	6,751	37.7%
Mortgage notes interest expense	7,763	583	7,180	NM
Transaction costs	2,777	2,862	(85)	(3.0)%
Property operating expenses	15,433	823	14,610	NM
General and administrative expenses	13,265	8,659	4,606	53.2%
Depreciation and amortization	6,427	503	5,924	NM
Total expenses	70,341	31,355	38,986	124.3%

Other income (loss)
Realized gain (loss) on investments and other	397	—	397	100.0%
Unrealized gain (loss) on investments and other	11,764	—	11,764	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures	52,759	32,989	19,770	59.9%
Equity in earnings (losses) of unconsolidated ventures	36,194	28,028	8,166	29.1%
Net income (loss)	$88,953	$61,017	$27,936	45.8%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2014			2013
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,209,809	$96,709	7.99%	$850,120	$72,194	8.49%
CRE securities investments	53,334	5,988	11.23%	48,217	5,359	11.11%
	$1,263,143	$102,697	8.13%	$898,337	$77,553	8.63%
Interest-bearing liabilities:
Securitization bonds payable	$470,286	$15,902	3.38%	$277,739	$9,208	3.32%
Credit facilities	139,289	5,198	3.73%	117,842	5,971	5.07%
	$609,575	$21,100	3.46%	$395,581	$15,179	3.84%
Net interest income		$81,597			$62,374
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income increase of $25.1 million was primarily attributable to an increase in invested assets.
Interest expense increase of $5.9 million was primarily attributable to Securitization Financing Transactions.
Other Revenues
Rental and Other Income
Rental and other income was attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $6.8 million was primarily due to an increase in asset management fees driven by an increase in average invested assets.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase was attributable to mortgage notes payable related to our real estate equity investments acquired beginning in the fourth quarter 2013.
Transaction Costs
Transaction costs in 2014 represent costs such as professional fees associated with our acquisition of real estate equity investments. Transaction costs in 2013 represent costs such as professional fees associated with our acquisition of PE Investments and properties in our real estate equity segment.
Property Operating Expenses
Property operating expenses were attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.

General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $4.6 million was primarily attributable to increased operating costs and servicing fees on investments.
Depreciation and Amortization
Depreciation and amortization expense was attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
Realized Gain (Loss) on Investments and Other
In the fourth quarter 2014, we realized a gain of $0.6 million on the sale of a CMBS, which was offset by a loss of $0.2 million from the sale of a mezzanine loan participation in the first quarter 2014. There were no sales of investments for the year ended December 31, 2013.
Unrealized Gain (Loss) on Investments and Other
In the fourth quarter 2014, we recorded an unrealized gain of $11.8 million on PE Investment I. We did not record any unrealized gain (loss) for the year ended December 31, 2013.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $8.2 million was primarily attributable to owning PE Investments for the full year 2014 and a new joint venture entered into in June 2014.
Comparison of the Year Ended December 31, 2013 to December 31, 2012 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$77,553	$24,601	$52,952	215.2%
Interest expense	15,179	3,299	11,880	360.1%
Net interest income	62,374	21,302	41,072	192.8%

Other revenues
Rental and other income	1,970	—	1,970	100.0%
Total other revenues	1,970	—	1,970	100.0%

Expenses
Asset management and other fees - related party	17,925	3,360	14,565	433.5%
Mortgage notes interest expense	583	—	583	100.0%
Transaction costs	2,862	—	2,862	100.0%
Property operating expenses	823	—	823	100.0%
General and administrative expenses	8,659	3,209	5,450	169.8%
Depreciation and amortization	503	—	503	100.0%
Total expenses	31,355	6,569	24,786	377.3%

Other income (loss)
Realized gain (loss) on investments and other	—	3,028	(3,028)	(100.0)%
Unrealized gain (loss) on investments and other	—	(2,457)	2,457	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures	32,989	15,304	17,685	115.6%
Equity in earnings (losses) of unconsolidated ventures	28,028	—	28,028	100.0%
Net income (loss)	$61,017	$15,304	$45,713	298.7%

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2013			2012
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$850,120	$72,194	8.49%	$269,866	$23,276	8.63%
CRE securities investments	48,217	5,359	11.11%	21,920	1,325	6.04%
	$898,337	$77,553	8.63%	$291,786	$24,601	8.43%
Interest-bearing liabilities:
Securitization bonds payable	$277,739	$9,208	3.32%	$25,264	$455	1.80%
Credit facilities	117,842	5,971	5.07%	68,822	2,406	3.50%
Secured term loans	—	—	—%	9,625	438	4.55%
	$395,581	$15,179	3.84%	$103,711	$3,299	3.18%
Net interest income		$62,374			$21,302
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income increase of $53.0 million was primarily attributable to an increase in invested assets.
Interest expense increase of $11.9 million was primarily attributable to Securitization Financing Transactions and borrowings on our Credit Facilities.
Other Revenues
Rental and Other Income
Rental and other income was attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $14.6 million was primarily due to an increase in asset management fees driven by an increase in average invested assets.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase was attributable to mortgage notes payable related to our real estate equity investments acquired beginning in the fourth quarter 2013.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the year ended December 31, 2013 related to our acquisition of PE Investments and properties in our real estate equity segment.

Property Operating Expenses
Property operating expenses were attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $5.5 million was primarily attributable to increased operating costs and servicing fees on investments.
Depreciation and Amortization
Depreciation and amortization expense was attributable to our real estate equity investments acquired beginning in the fourth quarter 2013.
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
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $28.0 million was primarily attributable to earnings of $28.6 million from our PE Investments offset by $0.6 million loss from our equity investment in the retail component of the Row NYC (formerly the Milford) hotel.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Subsequent to the completion of our Primary Offering, our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities and other term borrowings and proceeds from our DRP.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of December 31, 2014, we had $632.8 million carrying value of CRE debt investments financed with $413.9 million of securitization bonds.
Securitization 2013-1
In August 2013, we closed our $531.5 million Securitization 2013-1. We, through our subsidiaries, initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount and NorthStar Realty, through its subsidiaries, transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. Subsequent to the closing of Securitization 2013-1, we contributed four additional CRE debt investments with a $105.5 million aggregate principal balance. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.72%. We retained all of the below investment-grade bonds in Securitization 2013-1. The documents that govern Securitization 2013-1 require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test (as defined by each applicable governing document) in order for us to receive regular cash flow distributions and defaults in our CRE debt investments, among other things, can negatively impact the OC and IC tests. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the investment-grade securitization bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our distributions and affect compliance with REIT requirements.

The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to December 31, 2014 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to December 31, 2014	93,700	1,397
While our Advisor devotes a significant amount of resources to managing our existing investments, including assets collateralizing Securitization 2013-1, maintaining compliance with these tests is not a certainty.
Securitization 2012-1
In November 2012, we closed our Securitization 2012-1 which was collateralized by $351.4 million of directly originated CRE debt by us and NorthStar Realty. We, through our subsidiaries, contributed nine CRE debt investments with a $199.2 million aggregate principal amount to our Securitization 2012-1 and NorthStar Realty, through its subsidiaries, contributed five CRE debt investments with a $152.2 million aggregate principal amount. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued. We and NorthStar Realty retained all of the below investment-grade securitization bonds in Securitization 2012-1. Securitization 2012-1 does not have any OC or IC tests.
Credit Facilities
We currently have five Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2016 to October 2016 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through October 2019. The advance rate and maturity date of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
Offering
From inception through March 26, 2015, we raised total gross proceeds of $1.2 billion.
We are no longer raising capital from our Primary Offering and we have invested substantially all of the net proceeds from our Primary Offering. Since the successful completion of our Primary Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments. As of December 31, 2014, our leverage as a percentage of our cost of investments was approximately 50%.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and NorthStar Realty Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Prior Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering expenses through the completion of our Total Primary Offering was 10.7% of total proceeds raised from our Total Primary Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2014	2013	2012
Operating activities	$93,392	$66,600	$13,367
Investing activities	(504,087)	(913,785)	(444,395)
Financing activities	326,855	753,053	590,896
Net increase (decrease) in cash	$(83,840)	$(94,132)	$159,868
Year Ended December 31, 2014 Compared to December 31, 2013
Net cash provided by operating activities was $93.4 million for the year ended December 31, 2014 compared to $66.6 million for the year ended December 31, 2013. The increase in net cash provided by operating activities related to an increase in net interest income and rental income generated from our investments due to an increase in invested assets and distributions from PE Investments, offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses and general and administrative expenses.
Net cash used in investing activities was $504.1 million for the year ended December 31, 2014 compared to $913.8 million for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2014 related to the origination of CRE debt investments, the acquisition of real estate equity investments and investments in unconsolidated ventures, partially offset by repayments from CRE debt investments, distributions from PE Investments and proceeds from the sale of a CRE debt investment and the sale of CMBS. Net cash used in investing activities for the year ended December 31, 2013 related to the origination and acquisition of CRE debt investments, the acquisition of CRE securities and PE Investments.
Net cash provided by financing activities was $326.9 million for the year ended December 31, 2014 compared to $753.1 million for the year ended December 31, 2013. Net cash provided by financing activities for the year ended December 31, 2014 related to borrowings from our Credit Facilities and mortgage notes, a decrease in restricted cash at Securitization 2013-1, contributions from non-controlling interests and proceeds from our DRP, offset by distributions paid on our common stock, repayments of securitization bonds and our Credit Facilities, share repurchases and the payment of deferred financing costs. Net cash provided by financing activities for the year ended December 31, 2013 related to the net proceeds from the issuance of common stock through our Offering, net proceeds from Securitization 2013-1 and borrowings from our Credit Facilities, partially offset by repayments on our Credit Facilities, distributions paid on our common stock, share repurchases and the payment of deferred financing costs.
Year Ended December 31, 2013 Compared to December 31, 2012
Net cash provided by operating activities was $66.6 million for the year ended December 31, 2013 compared to $13.4 million for the year ended December 31, 2012. The increase in net cash provided by operating activities related to an increase in net interest income generated from our investments due to an increase in invested assets and distributions from PE Investments, offset by fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses.
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

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization bonds payable	$413,885	$—	$—	$—	$413,885
Mortgage notes payable	318,062	166	16,559	4,811	296,526
Credit facilities (1)	269,483	11,685	—	257,798	—
Estimated interest payments (2)	191,065	33,350	63,935	35,558	58,222
Unfunded commitments	93,683	39,761	42,390	3,615	7,917
PE Investments (3)	65,342	4,000	61,342	—	—
Total (4)	$1,351,520	$88,962	$184,226	$301,782	$776,550
___________________________________

(1)	Based on the extended maturity date.

(2)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR benchmark plus the respective spread as of December 31, 2014 was used to estimate payments for our floating-rate borrowings.

(3)	Includes an estimated $4.0 million associated with future fundings and the deferred purchase price of $61.3 million for PE Investment II.

(4)
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, our Advisor receives management fees from us. The table above does not include amounts due under the advisory agreement as those obligations do not have fixed and determinable payments.

Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 5. “Investments in Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into our Sponsor, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of our Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, we paid our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Total Primary Offering, all of which were reallowed to participating broker-dealers. In addition, we paid our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Total Primary Offering, a portion of which was reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the years ended December 31, 2014, 2013 and 2012 and the amount due to related party as of December 31, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of December 31,
Type of Fee or Reimbursement (1)	Financial Statement Location	2014 (2)	2013	2012	2014	2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$21,969	$13,600	$3,360	$—	$1,607
Acquisition (3)	Real estate debt investments, net / Asset management and other fees- related party	8,176	10,194	4,753	—	—
Disposition (3)	Real estate debt investments, net / Asset management and other fees- related party	2,456	1,178	24	—	10
Reimbursements to Advisor
Operating costs	General and administrative expenses	11,507	7,786	2,397	—	1,459
Organization	General and administrative expenses	—	62	470	—	—
Offering	Cost of capital	—	2,989	5,564	—	—
Total					$—	$3,076
____________________________________

(1)
We incurred selling commissions / dealer manager fees of $49.5 million and $42.4 million for the years ended December 31, 2013 and 2012, respectively. These costs are recorded as cost of capital and are included in net proceeds from issuance of common stock in our consolidated statements of equity.

(2)
For the year ended December 31, 2014, the aggregate amount of fees and all other costs paid to our Advisor was $34.2 million and $13.0 million, respectively. For the year ended December 31, 2014, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 37.0% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. We did not incur any offering costs for the year ended December 31, 2014.

(3)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2014, our Advisor deferred $0.5 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

NorthStar Realty Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. For the years ended December 31, 2014 and 2013, NorthStar Realty was not required to purchase shares in connection with our Distribution Support Agreement. From inception through the expiration of our Distribution Support Agreement, NorthStar Realty purchased 507,980 shares of our common stock for $4.6 million under such commitment.
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
Recent Developments
Distribution Reinvestment Plan
From January 1, 2015 through March 26, 2015, we issued 1.1 million shares of common stock pursuant to our DRP raising proceeds of $10.7 million. As of March 26, 2015, 7.6 million shares were available to be issued pursuant to our DRP.
Distributions
On March 3, 2015, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended June 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2015 through March 26, 2015, we repurchased 0.3 million shares for a total of $2.7 million or a weighted average price of $9.65 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, such as death or a qualifying disability, or our Share Repurchase Program.
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
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by NAREIT as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when they may seek to implement a liquidity event or other exit strategy. However, we continue to make investments past the acquisition and development stage, albeit at a substantially lower pace.
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
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
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures over our life.
Due to certain of the unique features of publicly-registered, non-traded REITs, the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the SEC nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. MFFO excludes from FFO the following items:

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
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on debt investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$89,124	$61,271	$15,304
Adjustments:
Depreciation and amortization	6,427	1,120	—
Depreciation and amortization related to non-controlling interests	(864)	(63)	—
Funds from operations	$94,687	$62,328	$15,304
Modified funds from operations:
Funds from operations	$94,687	$62,328	$15,304
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	7,155	6,429	470
Acquisition fees and transaction costs on investments	5,309	6,722	—
Straight-line rental (income) loss	(199)	—	—
Realized (gain) loss on investments and other	(397)	—	(3,028)
Unrealized (gain) loss on investments and other	(11,764)	—	2,457
Deferred tax expense (benefit)	3,870	—	—
Adjustments related to non-controlling interests	(316)	—	—
Modified funds from operations	$98,345	$75,479	$15,203
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through December 31, 2014, we paid distributions at an annualized distribution rate of 8.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014		2013
Distributions Declared (1)
Cash	$50,252		$43,744
DRP	42,870		34,478
Total	$93,122		$78,222

Sources of Distributions
Funds from Operations	$93,122	100%	$62,328	80%
Distribution support proceeds	—	—%	—	—%
Offering proceeds	—	—%	15,894	20%
Total	$93,122	100%	$78,222	100%

Cash Flow Provided by (Used in) Operations	$93,392		$66,600
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through December 31, 2014, we declared distributions of $206.5 million, of which 71% was paid from FFO, 27% was paid from offering proceeds and 2% was paid from distribution support proceeds. From inception through December 31, 2014, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $24.2 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

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
As of December 31, 2014, our portfolio generated a current yield on invested equity of 8.5%, net of expenses and including uninvested cash (our portfolio generated a 14.1% current yield on invested equity before expenses and excluding uninvested cash). There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
A change in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.

Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of December 31, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would decrease income by $0.5 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2014, no CRE debt investment contributed more than 10% of interest income.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NorthStar Real Estate Income Trust, Inc.
We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP

New York, New York
March 27, 2015

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2014	2013
Assets
Cash	$35,755	$119,595
Restricted cash	125,459	223,002
Real estate debt investments, net	1,327,925	1,074,773
Real estate debt investments, held for sale	—	17,500
Operating real estate, net	403,347	125,168
Investments in unconsolidated ventures (refer to Note 5)	195,860	156,616
Real estate securities, available for sale	79,636	66,450
Receivables, net	12,080	30,500
Deferred costs and other assets, net	12,836	17,500
Total assets	$2,192,898	$1,831,104
Liabilities
Securitization bonds payable	$413,510	$506,929
Mortgage notes payable	318,062	102,500
Credit facilities	269,483	28,323
Due to related party	—	3,076
Accounts payable and accrued expenses	13,812	3,843
Escrow deposits payable	104,325	172,623
Other liabilities	11,009	8,585
Total liabilities	1,130,201	825,879
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 117,846,562 and 114,536,134 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1,178	1,145
Additional paid-in capital	1,050,632	1,019,348
Retained earnings (accumulated deficit)	(36,884)	(32,886)
Accumulated other comprehensive income (loss)	28,414	13,044
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,043,340	1,000,651
Non-controlling interests	19,357	4,574
Total equity	1,062,697	1,005,225
Total liabilities and equity	$2,192,898	$1,831,104

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2014	2013	2012
Net interest income
Interest income	$102,697	$77,553	$24,601
Interest expense	21,100	15,179	3,299
Net interest income	81,597	62,374	21,302

Other revenues
Rental and other income	29,342	1,970	—
Total other revenues	29,342	1,970	—

Expenses
Asset management and other fees - related party	24,676	17,925	3,360
Mortgage notes interest expense	7,763	583	—
Transaction costs	2,777	2,862	—
Property operating expenses	15,433	823	—
General and administrative expenses (refer to Note 8)	13,265	8,659	3,209
Depreciation and amortization	6,427	503	—
Total expenses	70,341	31,355	6,569

Other income (loss)
Realized gain (loss) on investments and other	397	—	3,028
Unrealized gain (loss) on investments and other	11,764	—	(2,457)
Income (loss) before equity in earnings (losses) of unconsolidated ventures	52,759	32,989	15,304
Equity in earnings (losses) of unconsolidated ventures	36,194	28,028	—
Net income (loss)	88,953	61,017	15,304
Net (income) loss attributable to non-controlling interests	171	254	—
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$89,124	$61,271	$15,304
Net income (loss) per share of common stock, basic/diluted	$0.77	$0.63	$0.44
Weighted average number of shares of common stock outstanding, basic/diluted	116,121,313	97,827,244	34,928,761

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$88,953	$61,017	$15,304
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	15,370	12,586	365
Total other comprehensive income (loss)	15,370	12,586	365
Comprehensive income (loss)	104,323	73,603	15,669
Comprehensive (income) loss attributable to non-controlling interests	171	254	—
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$104,494	$73,857	$15,669

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2011	15,847	$159	$138,968	$(3,317)	$93	$135,903	$4	$135,907
Net proceeds from issuance of common stock	43,407	433	384,665	—	—	385,098	—	385,098
Proceeds from distribution reinvestment plan	1,085	11	10,294	—	—	10,305	—	10,305
Shares redeemed for cash	(142)	(1)	(1,370)	—	—	(1,371)	—	(1,371)
Issuance and amortization of equity-based compensation	8	—	60	—	—	60	—	60
Other comprehensive income (loss)	—	—	—	—	365	365	—	365
Distributions declared	—	—	—	(27,922)	—	(27,922)	—	(27,922)
Net income (loss)	—	—	—	15,304	—	15,304	—	15,304
Balance as of December 31, 2012	60,205	$602	$532,617	$(15,935)	$458	$517,742	$4	$517,746
Net proceeds from issuance of common stock	51,475	515	459,710	—	—	460,225	—	460,225
Non-controlling interests - contributions	—	—	—	—	—	—	4,824	4,824
Proceeds from distribution reinvestment plan	3,438	34	32,615	—	—	32,649	—	32,649
Shares redeemed for cash	(593)	(6)	(5,688)	—	—	(5,694)	—	(5,694)
Issuance and amortization of equity-based compensation	11	—	94	—	—	94	—	94
Other comprehensive income (loss)	—	—	—	—	12,586	12,586	—	12,586
Distributions declared	—	—	—	(78,222)	—	(78,222)	—	(78,222)
Net income (loss)	—	—	—	61,271	—	61,271	(254)	61,017
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - contributions	—	—	—	—	—	—	15,727	15,727
Non-controlling interests - distributions	—	—	—	—	—	—	(773)	(773)
Proceeds from distribution reinvestment plan	4,493	45	42,614	—	—	42,659	—	42,659
Shares redeemed for cash	(1,193)	(12)	(11,456)	—	—	(11,468)	—	(11,468)
Issuance and amortization of equity-based compensation	11	—	126	—	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	15,370	15,370	—	15,370
Distributions declared	—	—	—	(93,122)	—	(93,122)	—	(93,122)
Net income (loss)	—	—	—	89,124	—	89,124	(171)	88,953
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$88,953	$61,017	$15,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(36,194)	(28,028)	—
Depreciation and amortization	6,427	503	—
Straight line rental income	(199)	—	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	2,894	3,171	470
Amortization of deferred financing costs	4,261	3,258	391
Interest accretion on investments	(1,318)	140	(301)
Distributions from unconsolidated ventures (refer to Note 5)	36,194	28,665	—
Realized (gain) loss on investments and other	(397)	—	(3,028)
Unrealized (gain) loss on investments and other	(11,764)	—	2,457
Amortization of equity-based compensation	126	94	60
Changes in assets and liabilities:
Restricted cash	(2,764)	(903)	(417)
Receivables, net	4,374	(3,227)	(1,524)
Deferred costs and other assets	(490)	(1,047)	—
Due to related party	(3,076)	1,857	(94)
Accounts payable and accrued expenses	4,165	297	49
Other liabilities	2,200	803	—
Net cash provided by (used in) operating activities	93,392	66,600	13,367
Cash flows from investing activities:
Origination of real estate debt investments, net	(490,467)	(615,430)	(445,630)
Acquisition of real estate debt investments, related party	—	(79,095)	—
Repayment on real estate debt investments	252,824	59,184	4,750
Proceeds from sale of real estate debt investments	17,325	41,383	—
Acquisition of operating real estate, net	(247,625)	(125,671)	—
Improvement of operating real estate	(7,818)	—	—
Investments in unconsolidated ventures (refer to Note 5)	(52,885)	(204,192)	—
Distributions from unconsolidated ventures (refer to Note 5)	30,344	41,130	—
Acquisition of real estate securities, available for sale	—	(23,285)	(26,144)
Proceeds from sales of real estate securities, available for sale	4,008	—	32,379
Purchase of derivative instrument	—	—	(9,750)
Change in restricted cash	(9,793)	(6,450)	—
Deferred costs and other assets, net	—	(1,359)	—
Net cash provided by (used in) investing activities	(504,087)	(913,785)	(444,395)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	460,094	382,937
Proceeds from issuance of common stock, related party	—	—	2,293
Proceeds from distribution reinvestment plan	42,659	32,649	10,305
Shares redeemed for cash	(11,468)	(5,694)	(1,371)
Distributions paid on common stock	(92,896)	(74,345)	(25,013)
Repayment of secured term loans	—	—	(24,061)
Repayment of mortgage notes	(121)	—	—
Borrowings from mortgage notes	186,550	102,500	—
Borrowings from credit facilities	257,798	99,550	244,048
Repayment of credit facilities	(16,638)	(197,548)	(117,727)
Proceeds from securitization bonds	—	382,046	129,216
Repayment of securitization bonds	(93,475)	—	(4,750)
Change in restricted cash	41,801	(42,608)	—
Payment of deferred financing costs	(2,309)	(8,415)	(4,981)
Contributions from non-controlling interests	15,727	4,824	—
Distributions to non-controlling interests	(773)	—	—
Net cash provided by (used in) financing activities	326,855	753,053	590,896
Net increase (decrease) in cash	(83,840)	(94,132)	159,868
Cash - beginning of period	119,595	213,727	53,859
Cash - end of period	$35,755	$119,595	$213,727

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,148	$11,751	$2,700
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$68,298	$100,776	$65,148
Due to related party	—	—	11,795
Distribution payable	8,007	7,782	3,905
Accrued cost of capital	—	—	2,373
Non-cash related to PE Investments (refer to Note 5)	2,990	6,446	—
CRE debt investment payoff due from servicer	—	15,107	—
Acquisition of operating real estate / assumption of mortgage notes payable	29,133	—	—
Subscriptions receivable, gross	—	—	2,241

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments, predominantly in the United States. The Company may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, which may be owned through a joint venture and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. The Company was formed in January 2009 as a Maryland corporation and commenced operations in October 2010. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2010. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM) (the “Sponsor”). The Sponsor and its affiliates provide asset management and other services to the Company, NorthStar Realty, other sponsored public non-traded companies and any other companies the Sponsor and its affiliates may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSI Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Trust Advisor, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NS Real Estate Income Trust Advisor, LLC and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2014 and 2013. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of December 31, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
From inception through March 26, 2015, the Company raised total gross proceeds of $1.2 billion.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2014, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $52.6 million as of December 31, 2014. The Company’s maximum exposure to loss as of December 31, 2014 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of December 31, 2014. The Company did not provide financial support to its unconsolidated VIE during the year ended December 31, 2014. As of December 31, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.
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
Investments in Unconsolidated Ventures
Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. Acquisition fees incurred directly in connection with the investment in a joint venture are capitalized and amortized using the straight-line method over the estimated useful life of the underlying joint venture assets.
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
The Company may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
Restricted cash consists of amounts related to loan originations (escrow deposits) and operating real estate (escrows for taxes, insurance, capital expenditures, tenant security deposits and payments required under certain lease agreements).
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
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building (fee interest)	30 to 40 years
Building improvements	Lesser of the useful life or remaining life of the building
Building (leasehold interest)	Lesser of 40 years or remaining term of the lease
Land improvements	6 to 30 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of December 31, 2014, the Company did not have any CRE securities investments for which it elected the fair value option.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.

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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2014, the Company did not have any OTTI recorded on its CRE securities.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of December 31, 2014, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $2.8 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 12 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of December 31, 2014.
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
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances,

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company has assessed its tax positions for all open tax years, which include 2010 to 2014, and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2014, 2013 and 2012.
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. The Company and its U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. For the year ended December 31, 2014, current and deferred income tax expense of $1.5 million and $2.0 million, respectively, is classified within equity in earnings (losses) of unconsolidated ventures in the consolidated statement of operations. An additional deferred income tax expense of $1.9 million is recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations related to deferred taxes on the unrealized gain related to PE Investment I. As of December 31, 2014, current and deferred income taxes payable of $1.4 million and $4.9 million, respectively, are classified within accounts payable and accrued expenses on the consolidated balance sheets.
Recent Accounting Pronouncements
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Real Estate Debt Investments
The following table presents CRE debt investments, as of December 31, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	22	$1,123,192	$1,092,958	81.2%	—%	6.16%	6.19%	100.0%
Mezzanine loans	6	149,669	123,011	10.8%	10.10%	13.95%	13.66%	92.0%
Subordinate interests	1	33,250	33,250	2.4%	13.11%	—%	13.24%	—%
Preferred equity interests (5)	1	78,044	78,706	5.6%	10.00%	—%	10.00%	—%
Total/Weighted average	30	$1,384,155	$1,327,925	100.0%	10.85%	6.55%	7.28%	91.1%
__________________________________________________________

(1)	Includes future funding commitments of $59.3 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $632.8 million for Securitization Financing Transactions (including $0.8 million of cash pending investment) and $385.7 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of December 31, 2014, the Company had $1,027.6 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.66%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $70.9 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

For the year ended December 31, 2014, the Company originated nine loans with an aggregate principal amount of $564.4 million, including the Company’s proportionate interest of loans owned through joint ventures, including future funding commitments (refer to Note 5).
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

(3)	Includes a $17.5 million mezzanine loan participation classified as held for sale.

(4)	Based on principal amount.

(5)	Includes a LIBOR floor. As of December 31, 2013, the Company had $898.2 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 1.07%.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents maturities of CRE debt investments based on principal amount as of December 31, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
Years Ending December 31:
2015	$345,100	$—
2016	323,600	68,000
2017	330,776	287,100
2018	—	413,600
2019	162,150	242,776
Thereafter	222,529	372,679
Total	$1,384,155	$1,384,155
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of December 31, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.3 years.
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
As of December 31, 2014, the Company had one CRE debt investment that was not performing in accordance with the contractual terms. The Company is in the process of taking title to property collateralizing this debt investment and believes the collateral value is in excess of its carrying value. For the year ended December 31, 2014, no CRE debt investment contributed more than 10% of interest income.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Land and improvements	$43,504	$12,018
Buildings and improvements	365,439	112,409
Furniture, fixtures and equipment	1,304	1,244
Subtotal	410,247	125,671
Less: Accumulated depreciation	(6,900)	(503)
Operating real estate, net	$403,347	$125,168
Real Estate Acquisitions
The following table summarizes the Company’s real estate acquisitions for the year ended December 31, 2014 (dollars in thousands):

Description	Purchase Price (1)	Properties	Units	State	Financing	Equity	Ownership Interest	Transaction Costs
Student Housing 2	$20,385	1	590 beds	SC	$12,933	$5,643	80.0%	$324
Student Housing 3	24,319	1	700 beds	SC	16,200	6,067	80.0%	378
Office 1	149,352	7	884,833 sq ft	MO	108,850	34,852	95.0%	954
Office 2	103,426	5	554,474 sq ft	PA	77,700	22,896	89.0%	952
	$297,482	14			$215,683	$69,458		$2,608
____________________________________________________________

(1)	Includes all deferred costs, escrows and reserves.
The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisitions during the year ended December 31, 2014 that were significant in the aggregate, as if it occurred on January 1, 2013. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, expect per share):

	Years Ended December 31,
	2014	2013
Pro forma total revenues	$158,931	$116,868
Pro forma net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	96,662	74,432
Pro forma net income (loss) per share of common stock, basic/diluted	$0.83	$0.76

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition) for acquisitions in 2014 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land and improvements	$31,486
Buildings and improvements	246,233
Other assets acquired (1)	19,763
Total assets acquired	$297,482
Liabilities:
Mortgage notes payable	$215,683
Other liabilities assumed (2)	4,750
Total liabilities	220,433
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	69,458
Non-controlling interests	7,591
Total equity	77,049
Total liabilities and equity	$297,482
____________________________________________________________

(1)	Primarily includes deferred costs, escrows and reserves, as applicable.

(2)	Primarily includes prepaid rent and accrued expenses.
The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued for the Company’s properties acquired in 2013 (dollars in thousands):

Assets:
Land and improvements	$12,018
Buildings and improvements	112,238
Other assets acquired (1)	13,268
Total assets acquired	$137,524
Liabilities:
Mortgage notes payable	$102,500
Other liabilities assumed (2)	871
Total liabilities	103,371
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	29,361
Non-controlling interests	4,792
Total equity	34,153
Total liabilities and equity	$137,524
____________________________________________________________

(1)	Primarily includes escrow amounts, as applicable.

(2)	Primarily includes prepaid rent and accrued expenses.

5.	Investments in Unconsolidated Ventures
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary
The following tables summarize the Company’s PE Investments as of December 31, 2014 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds	Purchase Price	Expected Future Contributions (2)
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$3
PE Investment II	July 3, 2013	September 30, 2012	24	75.7	1
Total			73	$193.7	$4
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of December 31, 2014.

	Carrying Value		Year Ended December 31, 2014			Year Ended December 31, 2013 (2)
PE Investment	December 31, 2014	December 31, 2013	Equity in Earnings (1)	Cash Distributions	Cash Contributions	Equity in Earnings	Cash Distributions	Cash Contributions
PE Investment I (3)	$91.5	$94.7	$21.4	$40.6	$0.5	$22.5	$54.5	$8.7
PE Investment II	49.6	61.9	11.4	24.9	1.3	6.2	22.5	2.5
Total	$141.1	$156.6	$32.8	$65.5	$1.8	$28.7	$77.0	$11.2
____________________________________________________________

(1)	Includes $3.9 million in deferred income taxes.

(2)	The year ended December 31, 2013 represents activity from February 15, 2013 for PE Investment I and July 3, 2013 for PE Investment II.

(3)	For the year ended December 31, 2014, the Company recorded an unrealized gain of $11.8 million, net of $1.9 million deferred taxes related to PE Investment I.
PE Investment I
In February 2013, the Company completed the initial closing (“PE I Initial Closing”) of PE Investment I which through a preferred investment owns a portfolio of limited partnership interests in real estate private equity funds managed by institutional-quality sponsors. Pursuant to the terms of the agreement, at the PE I Initial Closing, the full purchase price was funded, excluding future capital commitments. Accordingly, the Company funded $118.0 million and NorthStar Realty (together with the Company, the “NorthStar Entities”) funded $282.1 million. The NorthStar Entities have an aggregate ownership interest in PE Investment I of 51.0%, of which the Company owns 29.5% and NorthStar Realty owns 70.5%. Teachers Insurance and Annuity Association of America (the “Class B Partner”) contributed its interests in 49 funds subject to the transaction in exchange for all of the Class B partnership interests in PE Investment I.
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
PE Investment II
In June 2013, the Company, NorthStar Realty and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported NAV acquired was $910.0 million as of September 30, 2012. The Company, NorthStar Realty and the Vintage Funds each have an ownership interest in PE Investment II of 15.0%, 70.0% and 15.0%, respectively. All amounts paid and received are based on each Partner’s proportionate interest.
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. The Company funded all of its proportionate share of the Initial Amount at the initial closing (“PE II Initial Closing”) on July 3, 2013. For the year ended December 31, 2014, PE Investment II paid $2.4 million of the Deferred Amount to PE II Seller of which the Company’s share was $0.4 million. As of December 31, 2014, the Company’s share of the Deferred Amount is $61.3 million. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
On March 31st of each year, commencing on March 31, 2015 and for a period of two years thereafter, PE Investment II will pay an amount necessary to reduce the Deferred Amount by the greater of 15.0% of the then outstanding Deferred Amount or 15.0% of the aggregate distributions received by PE Investment II during the preceding 12 month period. The Company’s share of the Deferred Amount due on March 31, 2015 is $9.2 million.
On the first full calendar quarter after the four-year anniversary of the applicable closing date of each fund interest, PE Investment II will be required to pay to PE II Seller the then outstanding unpaid Deferred Amount. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owns 50% of the mezzanine loan, of which the Company’s interest in the joint venture is 78.0%. As of December 31, 2014, the carrying value of the investment was $54.8 million. For the year ended December 31, 2014, the Company recognized $2.8 million of equity in earnings.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Realty acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 35.0% and NorthStar Realty owned 65.0%. There was no carrying value as of December 31, 2014 and 2013. In March 2014, the retail component of the hotel was sold and for the year ended December 31, 2014, the Company recognized a $0.6 million gain from this sale in equity in earnings.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount (1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Number			Gain	(Loss)		Coupon (2)
December 31, 2014	7	$100,542	$51,222	$29,264	$(850)	$79,636	4.63%	9.40%
December 31, 2013	8	104,542	53,406	13,373	(329)	66,450	4.53%	9.07%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $17.3 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized gains (losses) in OCI for the years ended December 31, 2014, 2013 and 2012 of $15.4 million, $12.6 million and $0.4 million, respectively. As of December 31, 2014, the Company held two securities with an aggregate carrying value of $17.3 million with an unrealized loss of $0.9 million, both of which were in an unrealized loss position for a period of more than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
In December 2014, the Company sold one security for $4.0 million and recorded a realized gain of $0.6 million.
As of December 31, 2014, the weighted average contractual maturity of CRE securities was 33 years with an expected maturity of 6.8 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Borrowings
The following table presents borrowings as of December 31, 2014 and 2013 (dollars in thousands):

				December 31, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1	Non-recourse	Aug-29	LIBOR + 2.72%	$367,363	$367,011	$382,700	$382,250
Securitization 2012-1	Non-recourse	Aug-29	LIBOR + 2.43%	46,522	46,499	124,659	124,679
Subtotal securitization bonds payable				413,885	413,510	507,359	506,929

Mortgage notes payable
Multifamily 1	Non-recourse	Dec-23	4.84%	43,500	43,500	43,500	43,500
Multifamily 2	Non-recourse	Dec-23	4.94%	43,000	43,000	43,000	43,000
Office 1	Non-recourse	Oct-24	4.47%	108,850	108,850	—	—
Office 2	Non-recourse	Jan-25	4.30%	77,700	77,700	—	—
Student housing 1	Non-recourse	Jan-24	5.15%	16,000	16,000	16,000	16,000
Student housing 2 (2)	Non-recourse	Dec-20	5.27%	12,812	12,812	—	—
Student housing 3	Non-recourse	Nov-16	5.84%	16,200	16,200	—	—
Subtotal mortgage notes payable				318,062	318,062	102,500	102,500

Credit facilities
Loan Facility 2	Partial Recourse (3)	Oct-19 (4)	2.70% (5)	85,100	85,100	—	—
Loan Facility 3	Non-recourse	Jul-18 (6)	N/A (7)	—	—	16,638	16,638
Loan Facility 4	Partial Recourse (8)	Mar-18 (9)	2.70% (10)	172,698	172,698	—	—
CMBS Facilities	Recourse	(11)	1.42%	11,685	11,685	11,685	11,685
Subtotal credit facilities				269,483	269,483	28,323	28,323
Grand Total				$1,001,430	$1,001,055	$638,182	$637,752
_____________________________________________________

(1)	Represents the weighted average as of December 31, 2014.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

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

(9)
The next maturity date is March 11, 2016, with two, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(10)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%. The Company entered into this facility in the first quarter 2013.

(11)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents scheduled principal on borrowings, based on fully extended maturity as of December 31, 2014 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
Years Ending December 31:
2015	$11,685	$—	$—	$11,685
2016	16,200	—	16,200	—
2017	—	—	—	—
2018	172,698	—	—	172,698
2019	—	—	—	—
Thereafter	800,847	413,885	301,862	85,100
Total	$1,001,430	$413,885	$318,062	$269,483
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and NorthStar Realty.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal amount. NorthStar Realty transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% with a current weighted average coupon of LIBOR plus 2.72%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction (“Securitization 2012-1”) collateralized by CRE debt investments originated by the Company and NorthStar Realty. The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, of which $129.5 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65.0% with a current weighted average coupon of LIBOR plus 2.10%. The Company used the proceeds to repay $117.7 million of borrowings on its term loan facilities.
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
As of December 31, 2014, the Company had $385.7 million carrying value of CRE debt investments, financed with $257.8 million under two term loan facilities. The loan facilities are collectively herein referred to as Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2014, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of December 31, 2014, the Company had $17.3 million carrying value of CRE securities, financed with $11.7 million under its CMBS Facilities.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into the Sponsor, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of the Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursements from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company paid NorthStar Realty Securities, LLC (the “Dealer Manager”) selling commissions of up to 7.0% of gross proceeds from the Total Primary Offering, all of which were reallowed to participating broker-dealers. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Total Primary Offering, a portion of which was reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the years ended December 31, 2014, 2013 and 2012 and the amount due to related party as of December 31, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of December 31,
Type of Fee or Reimbursement (1)	Financial Statement Location	2014	2013	2012	2014	2013
Fees to Advisor
Asset management	Asset management and other fees- related party	$21,969	$13,600	$3,360	$—	$1,607
Acquisition (2)	Real estate debt investments, net / Asset management and other fees- related party	8,176	10,194	4,753	—	—
Disposition (2)	Real estate debt investments, net / Asset management and other fees- related party	2,456	1,178	24	—	10
Reimbursements to Advisor
Operating costs	General and administrative expenses	11,507	7,786	2,397	—	1,459
Organization	General and administrative expenses	—	62	470	—	—
Offering	Cost of capital	—	2,989	5,564	—	—
Total					$—	$3,076
___________________________________

(1)
The Company incurred selling commissions / dealer manager fees of $49.5 million and $42.4 million for the years ended December 31, 2013 and 2012, respectively. These costs are recorded as cost of capital and are included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(2)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2014, the Advisor deferred $0.5 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

NorthStar Realty Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. For the years ended December 31, 2014 and 2013, NorthStar Realty was not required to purchase shares in connection with the Distribution Support Agreement. For the year ended December 31, 2012, NorthStar Realty purchased 254,778 shares of the Company’s common stock for $2.3 million. From inception through the expiration of the Distribution Support Agreement, NorthStar Realty purchased 507,980 shares of the Company’s common stock for $4.6 million under such commitment.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2014, the Company’s independent directors were granted a total of 51,000 shares of restricted common stock for an aggregate $510,000. The Company awarded 3,500 shares of restricted common stock to each of the independent directors for the years ended December 31, 2014 and 2013 and 2,500 shares of restricted common stock for the year ended December 31, 2012. The restricted stock granted prior to 2013 generally vests over four years and the restricted stock granted in 2013 and 2014 generally vests over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $125,621, $93,618 and $60,140 for the years ended December 31, 2014, 2013 and 2012, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

10.	Stockholders’ Equity
Common Stock
The Company’s Total Primary Offering was completed on July 1, 2013. From inception through the completion of the Total Primary Offering, the Company issued 107.6 million shares of common stock generating gross proceeds from the Total Primary Offering of $1,072.9 million. For the years ended December 31, 2013 and 2012, the Company issued 51.5 million and 43.4 million shares of common stock, respectively, in connection with the Total Primary Offering, generating gross proceeds of $512.8 million and $433.0 million, respectively.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP was $9.50. On December 16, 2014, the Company announced that the board of directors, including all of its independent directors, approved and established an estimated value per share of the Company’s common stock. The estimated value per share is based upon the estimated value of the Company’s assets less the estimated value of the Company’s liabilities as of October 31, 2014 (the “Valuation Date”).
Effective January 1, 2015, shares issued pursuant to the DRP will be priced at 95.0% of this estimated value per share, or $9.52. The Company expects that the next estimated value per share will be based upon assets and liabilities as of December 31, 2015.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants.
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. On July 1, 2013, the Company completed the Total Primary Offering and all of the shares initially registered were issued. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the years ended December 31, 2014, 2013 and 2012, the Company issued 4.5 million, 3.4 million and 1.1 million shares, respectively, totaling $42.7 million, $32.6 million and $10.3 million of proceeds, respectively, pursuant to the DRP. From inception through December 31, 2014, the Company issued 9.2 million shares totaling $87.1 million of proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002191781 per share, which is equivalent to an annual distribution rate of 8.0%. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2014
First Quarter	$12,369	$10,338	$22,707
Second Quarter	12,492	10,650	23,142
Third Quarter	12,674	10,885	23,559
Fourth Quarter	12,717	10,997	23,714
Total	$50,252	$42,870	$93,122

2013
First Quarter	$7,728	$5,736	$13,464
Second Quarter	10,694	8,170	18,864
Third Quarter	12,644	10,213	22,857
Fourth Quarter	12,678	10,359	23,037
Total	$43,744	$34,478	$78,222

2012
First Quarter	$2,378	$1,502	$3,880
Second Quarter	3,307	2,293	5,600
Third Quarter	4,535	3,272	7,807
Fourth Quarter	6,088	4,547	10,635
Total	$16,308	$11,614	$27,922
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2014, approximately 69% of distributions paid was ordinary income, 7% was capital gain income and 24% was a return of capital.

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. For the year ended December 31, 2014, the Company repurchased 1.2 million shares of common stock for a total of $11.5 million at an average price of $9.61 per share. For the year ended December 31, 2013, the Company repurchased 593,226 shares of common stock for a total of $5.7 million at an average price of $9.60 per

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share. For the year ended December 31, 2012, the Company repurchased 141,503 shares of common stock for a total of $1.4 million at an average price of $9.69 per share.
Effective January 1, 2015, the price paid for shares redeemed under the Share Repurchase Program will be $9.52 per share, which is approximately 95% of the estimated value per share as of the Valuation Date. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. As of December 31, 2014, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2014, 2013 and 2012 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the years ended December 31, 2014 and 2013 was a loss of $0.2 million and $0.3 million, respectively. The Company did not have other non-controlling interests for the year ended December 31, 2012.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$141,091	$141,091	$—	$—	$156,616	$156,616
Real estate securities, available for sale	—	79,636	—	79,636	—	66,450	—	66,450
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of December 31, 2014 and 2013 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$156,616	$—
Purchases/contributions	1,766	204,924
Distributions	(65,490)	(76,973)
Equity in earnings (1)	34,549	28,665
Unrealized gain (2)	13,650	—
Ending balance	$141,091	$156,616
__________________________________________________________
(1) Excludes $1.8 million in current and deferred taxes.
(2) Excludes $1.9 million in deferred taxes.
For the year ended December 31, 2014, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates ranging from 20% to 27% and includes timing and amount of expected future cash flow.
As of December 31, 2014 and 2013, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the year ended December 31, 2014, the Company recorded an unrealized gain of $11.8 million for financial assets for which the fair value option was elected. For the year ended December 31, 2013, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014				December 31, 2013
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$1,324,810	(2)	$1,327,925	$1,389,365	$1,073,189	(2)	$1,074,773	$1,197,383
Real estate debt investments, held for sale	—		—	—	17,500		17,500	17,500
Real estate securities, available for sale (3)	100,542		79,636	79,636	104,542		66,450	66,450
Financial liabilities: (1)
Securitization bonds payable	$413,885		$413,510	$415,284	$507,359		$506,929	$507,212
Mortgage notes payable	318,062		318,062	319,125	102,500		102,500	102,500
Credit facilities	269,483		269,483	269,483	28,323		28,323	28,323
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of December 31, 2014 and 2013, excludes future funding commitments of $59.3 million and $44.6 million, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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

•
Select Commercial Real Estate Equity - Focused on direct ownership in real estate, which may be owned through a joint venture and may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds since the underlying collateral in the funds is primarily real estate.

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
The following tables present segment reporting for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

Year ended December 31, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$75,780	$—	$5,817	$—	$81,597
Rental and other income	—	29,342	—	—	29,342
Expenses	991	32,539	28	36,783	70,341
Realized gain (loss) on investments and other	(175)	—	572	—	397
Unrealized gain (loss) on investments and other	—	11,764	—	—	11,764
Income (loss) before equity in earnings (losses) of unconsolidated ventures	74,614	8,567	6,361	(36,783)	52,759
Equity in earnings (losses) of unconsolidated ventures	3,421	32,773	—	—	36,194
Net income (loss)	$78,035	$41,340	$6,361	$(36,783)	$88,953

Year ended December 31, 2013	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$57,189	$—	$5,185	$—	$62,374
Rental and other income	—	1,970	—	—	1,970
Expenses	606	8,632	12	22,105	31,355
Income (loss) before equity in earnings (losses) of unconsolidated ventures	56,583	(6,662)	5,173	(22,105)	32,989
Equity in earnings (losses) of unconsolidated ventures	—	28,028	—	—	28,028
Net income (loss)	$56,583	$21,366	$5,173	$(22,105)	$61,017

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31, 2012	Real Estate Debt	Real Estate Securities	Corporate	Total
Net interest income	$20,442	$860	$—	$21,302
Expenses	158	16	6,395	6,569
Realized gain (loss) on investments and other	—	3,028	—	3,028
Unrealized gains (losses) on investments and other	—	(2,457)	—	(2,457)
Income (loss) before equity in earnings (losses) of unconsolidated ventures	20,284	1,415	(6,395)	15,304
Net income (loss)	$20,284	$1,415	$(6,395)	$15,304
The following table presents investments in unconsolidated ventures and total assets by segment as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
Investments in unconsolidated ventures	$54,769	$141,091	$—	$—	$195,860
Total Assets	$1,516,904	$578,399	$79,986	$17,609	$2,192,898

December 31, 2013
Investments in unconsolidated ventures	$—	$156,616	$—	$—	$156,616
Total Assets	$1,347,461	$302,501	$66,837	$114,305	$1,831,104
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
From January 1, 2015 through March 26, 2015, the Company issued 1.1 million shares of common stock pursuant to the DRP raising proceeds of $10.7 million. As of March 26, 2015, 7.6 million shares were available to be issued pursuant to the DRP.
Distributions
On March 3, 2015, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended June 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2015 through March 26, 2015, the Company repurchased 0.3 million shares for a total of $2.7 million or a weighted average price of $9.65 per share under the Share Repurchase Program.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Clemson, SC	$12,812	$1,973	$17,755	$56	$1,973	$17,811	$19,784	$(435)	$19,349	Apr-14	30 years
Columbia, SC	16,200	1,968	21,500	165	1,968	21,665	23,633	(463)	23,170	May-14	30 years
Farmington Hills, MI	43,000	3,161	47,839	3,899	3,161	51,738	54,899	(2,220)	52,679	Nov-13	30 years
Kalamazoo, MI	16,000	1,484	19,516	887	1,484	20,403	21,887	(846)	21,041	Dec-13	30 years
New Orleans, LA	43,500	3,206	50,294	1,109	3,206	51,403	54,609	(2,056)	52,553	Nov-13	30 years
St. Louis, MO	108,850	19,895	118,383	907	19,895	119,290	139,185	(793)	138,392	Sep-14	40 years
Warrendale, PA	77,700	7,650	88,600	—	7,650	88,600	96,250	(87)	96,163	Dec-14	40 years
Total operating real estate, net	$318,062	$39,337	$363,887	$7,023	$39,337	$370,910	$410,247	$(6,900)	$403,347
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	2014	2013
Beginning balance	$125,671	$—
Property acquisitions	284,576	125,671
Ending balance	$410,247	$125,671
Changes in accumulated depreciation for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Beginning balance	$503	$—
Depreciation expense	6,397	503
Ending balance	$6,900	$503

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(Dollars in Thousands)

			Interest Rate (1)							Principal Amount of Loans
Asset Type:	Location / Description	Number	Floating	Fixed	Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens	Principal Amount (4)	Carrying Value	Subject to Delinquent Principal or Interest
First mortgage loans:
Borrower A	Various / Retail	1	6.45%	—	5/9/2019	I/O	$—	$150,150	$150,150	$—
Borrower B	California / Office	1	7.20%	—	2/15/2016	I/O	—	91,000	91,246	—
Borrower C	New York / Hotel	1	1.76%	—	5/9/2023	P&I	—	85,965	85,965	—
Borrower D	California / Office	1	5.41%		5/9/2017	I/O	—	85,000	85,823
Borrower E	Illinois / Office	1	5.50%		11/9/2017	I/O	—	78,500	79,158
Borrower F	California / Retail	1	7.00%	—	6/14/2015	I/O	—	73,000	73,000	—
Borrower G	Virginia / Office	1	6.75%	—	12/9/2015	I/O	—	66,155	66,155	—
Borrower H	Florida / Hotel	1	7.00%	—	1/9/2016	I/O	—	60,300	60,356	—
Borrower I	Office	1	7.00%	—	7/9/2015	I/O	—	43,300	43,300	—
Borrower J	Georgia / Multifamily	1	5.50%	—	8/10/2015	I/O	—	42,000	42,033	—
Borrower K	New Jersey / Office	1	8.50%	—	1/9/2017	I/O	—	41,800	41,800	—
Borrower L	New Jersey / Office	1	5.45%	—	8/9/2017	I/O	—	40,000	40,088	—
Other first mortgage loans (5)	Various / Various	10	7.34%	—	12/15/16	I/O	—	233,870	233,884	—
Total/Weighted average		22	6.30%	—	7/20/17		—	1,091,040	1,092,958	—

Mezzanine loans:
Borrower M	Florida / Residential Condo	1	15.56%	—	7/9/2015	I/O	46,500	58,000	58,566	—
Other mezzanine loans (5)	Various / Various	5	12.33%	10.10%	10/3/2017	I/O	334,800	64,476	64,445	—
Total/Weighted average		6	13.64%	10.10%	9/11/2016		381,300	122,476	123,011	—

Subordinate mortgage interests:
Borrower N	New York / Hotel	1	—%	13.11%	5/9/2023	I/O	160,000	33,250	33,250	—
Total/Weighted average		1	—%	13.11%	5/9/2023		160,000	33,250	33,250	—

Preferred equity interests:
Borrower O	New York / Office	1	—%	10.00%	10/1/2021	I/O	—	78,044	78,706	—
Total/Weighted Average		1	—%	10.00%	10/1/2021		—	78,044	78,706

Total		30					$541,300	$1,324,810	$1,327,925	$—
______________________________________________________________________________________

(1)	The majority of the Company’s floating-rate loans are subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor, as of December 31, 2014.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	P&I = principal and interest; I/O = interest only.

(4)	Excludes future funding commitments of $59.3 million.

(5)	Individual loans each have a carrying value of less than 3% of total carrying value of CRE debt investments.

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$1,092,273	$514,058	$72,937
Additions:
Principal amount of new loans and additional funding on existing loans	488,020	613,575	445,474
Acquisition of real estate debt investments, related party	—	79,095	—
Interest accretion	1,318	(140)	301
Acquisition cost (fees) on new loans	4,952	6,334	4,753
Origination fees received on new loans	(2,505)	(4,479)	(4,597)
Deductions:
Collection of principal	237,716	74,291	4,750
Sales	17,325	41,383	—
Unrealized loss on sale	175	—	—
Amortization of acquisition costs, fees, premiums and discounts	917	496	60
Ending balance (1)	$1,327,925	$1,092,273	$514,058
______________________________________________________________________________________

(1)	As of December 31, 2013, includes $17.5 million of CRE debt investments classified as held for sale.
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

(a)	Management’s Annual Report on Internal Control over Financial Reporting
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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

(b)	Changes in Internal Control over Financial Reporting
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
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2014.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2014

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
10.1
Advisory Agreement, dated as of March 17, 2010, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) filed on March 17, 2010 (“Pre-Effective Amendment No. 5”) and incorporated herein by reference)

10.2
Amendment No. 1 to Advisory Agreement, dated as of February 24, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2011 and incorporated herein by reference)

10.3
Amendment No. 2 to Advisory Agreement, dated as of November 8, 2011, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.12 to Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-157688) filed on November 17, 2011 (“Post-Effective Amendment No. 6”) and incorporated herein by reference)

10.4
Amendment No. 3 to Advisory Agreement, dated as of August 8, 2012, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NS Real Estate Income Trust Advisor, LLC and NorthStar Realty Finance Corp. (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference)

10.5
Advisory Agreement, dated as of June 30, 2014, by and among NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Asset Management Group, Inc. and NSAM J-NSI Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)

10.6
Limited Partnership Agreement of NorthStar Real Estate Income Trust Operating Partnership, LP, dated March 17, 2010 (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 and incorporated herein by reference)

10.7	NorthStar Real Estate Income Trust, Inc. Long Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 and incorporated herein by reference)
10.8	NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre- Effective Amendment No. 5 and incorporated herein by reference)
10.9
Amendment to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

10.10
Amendment No. 2 to the NorthStar Real Estate Income Trust, Inc. Independent Directors Compensation Plan(filed as Exhibit 10.13 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) filed on February 16, 2012 and incorporated herein by reference)

10.11	Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to Pre-Effective Amendment No. 5 and incorporated herein by reference)
10.12
Second Amended and Restated Distribution Support Agreement, dated as of November 8, 2011, by and between NorthStar Real Estate Income Trust, Inc. and NorthStar Realty Finance Corp. (filed as Exhibit 10.7 to Post-Effective Amendment No. 6 and incorporated herein by reference)

10.13
Amendment No. 1 to the Second Amended and Restated Distribution Support Agreement, dated as of April 11, 2012, by and between NorthStar Realty Finance Corp. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.14 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) filed on July 16, 2012 and incorporated herein by reference)

10.14
Form of Indemnification Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) filed on July 16, 2009 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.15
Master Repurchase and Securities Contract, dated as of February 29, 2012, by and between NSREIT WF Loan, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference)

10.16
Limited Guaranty, dated as of February 29, 2012, by NorthStar Real Estate Income Trust, Inc. for the benefit of Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference)

10.17
Master Repurchase Agreement, dated as of July 18, 2012, between NS REIT CB Loan, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)

10.18
Limited Guaranty, dated as of July 18, 2012, by NorthStar Real Estate Income Trust, Inc., for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)

10.19
First Amendment to Master Repurchase Agreement, dated as of November 30, 2012, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012 and incorporated herein by reference)

10.20
Second Amendment to Master Repurchase Agreement and First Amendment to Limited Guaranty, dated as of April 18, 2013, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2013 and incorporated herein by reference)

10.21
Third Amendment to Master Repurchase Agreement, dated as of June 30, 2014, by and among NSREIT CB Loan, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.22
Fourth Amendment to Master Repurchase Agreement, dated as of October 20, 2014, by and among NSREIT CB Loan, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014 and incorporated herein by reference)

10.23
Credit and Security Agreement, dated as of July 31, 2012, by and between NS REIT DOR Loan, LLC and Doral Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference)

10.24
Guaranty, dated as of July 31, 2012, by NorthStar Real Estate Income Trust Operating Partnership, LP, for the benefit of Doral Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference)

10.25
Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC, and Deutsche Bank AG, Cayman Islands Branch, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2013 and incorporated herein by reference)

10.26
Limited Guaranty, dated as of March 11, 2013, by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP to Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2013 and incorporated herein by reference)

10.27
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pension Fund E, as Seller (filed as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

21.1*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
101*
The following materials from the NorthStar Real Estate Income Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.

Date:	March 27, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Ronald J. Lieberman, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Chief Executive Officer and President
Daniel R. Gilbert	(Principal Executive Officer)	March 27, 2015

Chief Financial Officer and Treasurer
/s/ DEBRA A. HESS	(Principal Financial Officer and	March 27, 2015
Debra A. Hess	Principal Accounting Officer)

/s/ DAVID T. HAMAMOTO	Chairman of the Board	March 27, 2015
David T. Hamamoto

/s/ JONATHAN T. ALBRO	Director	March 27, 2015
Jonathan T. Albro

/s/ CHARLES W. SCHOENHERR	Director	March 27, 2015
Charles W. Schoenherr

/s/ JACK F. SMITH, JR.	Director	March 27, 2015
Jack F. Smith, Jr.