Form 10-Q
period 2015-03-31
NorthStar Real Estate Income Trust, Inc.
filed 2015-05-14
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 119,189,342 shares outstanding as of May 11, 2015.

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

•
the impact of economic conditions on borrowers of the debt we originate and acquire and the mortgage loans underlying the commercial mortgage backed securities in which we invest as well as on the tenants of the real property that we own;

•	changes in the value of our portfolio;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our portfolio management techniques and strategies;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the related cost of compliance;

•
legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and changes to laws affecting non-traded REITs and alternative investments generally;

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital; and

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.  Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$42,178	$35,755
Restricted cash	114,519	125,459
Real estate debt investments, net	1,229,271	1,327,925
Operating real estate, net	401,960	403,347
Investments in unconsolidated ventures (refer to Note 5)	188,110	195,860
Real estate securities, available for sale	79,699	79,636
Receivables, net	18,112	12,080
Deferred costs and other assets, net	11,533	12,836
Total assets	$2,085,382	$2,192,898
Liabilities
Securitization bonds payable	$306,054	$413,510
Mortgage notes payable	318,721	318,062
Credit facilities	269,483	269,483
Accounts payable and accrued expenses	19,801	13,812
Escrow deposits payable	96,102	104,325
Other liabilities	11,257	11,009
Total liabilities	1,021,418	1,130,201
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 118,693,137 and 117,846,562 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,187	1,178
Additional paid-in capital	1,058,715	1,050,632
Retained earnings (accumulated deficit)	(43,099)	(36,884)
Accumulated other comprehensive income (loss)	28,200	28,414
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,045,003	1,043,340
Non-controlling interests	18,961	19,357
Total equity	1,063,964	1,062,697
Total liabilities and equity	$2,085,382	$2,192,898

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net interest income
Interest income	$25,621	$24,101
Interest expense	5,824	5,584
Net interest income	19,797	18,517

Property and other revenues
Rental and other income	14,999	4,844
Total property and other revenues	14,999	4,844

Expenses
Asset management and other fees - related party	6,365	4,919
Mortgage notes interest expense	3,511	1,286
Property operating expenses	7,251	2,470
General and administrative expenses (refer to Note 8)	3,919	2,561
Depreciation and amortization	4,255	1,183
Total expenses	25,301	12,419

Other income (loss)
Realized gain (loss) on investments and other	—	(175)
Unrealized gain (loss) on investments and other	(1,855)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	7,640	10,767
Equity in earnings (losses) of unconsolidated ventures	10,324	9,851
Income tax benefit (expense)	(741)	(714)
Net income (loss)	17,223	19,904
Net (income) loss attributable to non-controlling interests	(78)	27
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$17,145	$19,931
Net income (loss) per share of common stock, basic/diluted	$0.14	$0.17
Weighted average number of shares of common stock outstanding, basic/diluted	118,420,741	115,119,762
Distributions declared per share of common stock	$0.20	$0.20

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$17,223	$19,904
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(214)	1,722
Total other comprehensive income (loss)	(214)	1,722
Comprehensive income (loss)	17,009	21,626
Comprehensive (income) loss attributable to non-controlling interests	(78)	27
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$16,931	$21,653

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - contributions	—	—	—	—	—	—	15,727	15,727
Non-controlling interests - distributions	—	—	—	—	—	—	(773)	(773)
Proceeds from distribution reinvestment plan	4,493	45	42,614	—	—	42,659	—	42,659
Shares redeemed for cash	(1,193)	(12)	(11,456)	—	—	(11,468)	—	(11,468)
Issuance and amortization of equity-based compensation	11	—	126	—	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	15,370	15,370	—	15,370
Distributions declared	—	—	—	(93,122)	—	(93,122)	—	(93,122)
Net income (loss)	—	—	—	89,124	—	89,124	(171)	88,953
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697
Non-controlling interests - contributions	—	—	—	—	—	—	105	105
Non-controlling interests - distributions	—	—	—	—	—	—	(579)	(579)
Proceeds from distribution reinvestment plan	1,128	12	10,733	—	—	10,745	—	10,745
Shares redeemed for cash	(282)	(3)	(2,721)	—	—	(2,724)	—	(2,724)
Amortization of equity-based compensation	—	—	71	—	—	71	—	71
Other comprehensive income (loss)	—	—	—	—	(214)	(214)	—	(214)
Distributions declared	—	—	—	(23,360)	—	(23,360)	—	(23,360)
Net income (loss)	—	—	—	17,145	—	17,145	78	17,223
Balance as of March 31, 2015 (Unaudited)	118,693	$1,187	$1,058,715	$(43,099)	$28,200	$1,045,003	$18,961	$1,063,964

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$17,223	$19,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(10,324)	(9,851)
Depreciation and amortization	4,255	1,183
Straight line rental income	(571)	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	633	755
Amortization of deferred financing costs	1,082	1,863
Interest accretion on investments	(1,302)	(71)
Distributions from unconsolidated ventures (refer to Note 5)	8,853	9,231
Realized (gain) loss on investments and other	—	175
Unrealized (gain) loss on investments and other	1,855	—
Amortization of equity-based compensation	71	29
Deferred income tax expense	360	354
Changes in assets and liabilities:
Restricted cash	2,040	234
Receivables, net	(410)	(723)
Deferred costs and other assets	159	386
Due to related party	—	785
Accounts payable and accrued expenses	515	1,390
Other liabilities	189	(131)
Net cash provided by (used in) operating activities	24,628	25,513
Cash flows from investing activities:
Origination of real estate debt investments, net	(2,685)	(11,964)
Repayment on real estate debt investments	102,296	15,107
Proceeds from sale of real estate debt investments	—	17,325
Improvements of operating real estate	(2,068)	(1,113)
Investments in unconsolidated ventures (refer to Note 5)	(259)	(396)
Distributions from unconsolidated ventures (refer to Note 5)	2,416	13,117
Change in restricted cash	678	—
Net cash provided by (used in) investing activities	100,378	32,076
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	10,745	10,235
Shares redeemed for cash	(2,724)	(1,909)
Distributions paid on common stock	(23,303)	(22,648)
Repayment of mortgage notes	(52)	—
Repayment of securitization bonds	(102,265)	(15,109)
Change in restricted cash	—	41,801
Payment of deferred financing costs	(510)	(534)
Contributions from non-controlling interests	105	—
Distributions to non-controlling interests	(579)	(127)
Net cash provided by (used in) financing activities	(118,583)	11,709
Net increase (decrease) in cash	6,423	69,298
Cash - beginning of period	35,755	119,595
Cash - end of period	$42,178	$188,893
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$8,223	$54,829
Distribution payable	8,063	7,840
Non-cash related to PE Investments (refer to Note 5)	5,290	52

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments, predominantly in the United States. The Company may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, which may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. In addition, the Company may own investments through a joint venture. The Company was formed in January 2009 as a Maryland corporation and commenced operations in October 2010. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2010. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2015 and December 31, 2014. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of March 31, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company initially registered to offer up to 100,000,000 shares pursuant to its primary offering to the public (the “Primary Offering”) and up to 10,526,315 shares pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. In April 2013, the board of directors of the Company authorized the reallocation of shares available under the DRP to the Primary Offering. The Primary Offering (including 7.6 million shares reallocated from the DRP, the “Total Primary Offering”) was completed on July 1, 2013 and all of the shares initially registered for the Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to the DRP, the Company continues to offer shares beyond the Total Primary Offering.
From inception through May 11, 2015, the Company raised total gross proceeds of $1.2 billion.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”).
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of March 31, 2015, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $52.6 million as of March 31, 2015. The Company’s maximum exposure to loss as of March 31, 2015 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of March 31, 2015. The Company did not provide financial support to its unconsolidated VIE during the three months ended March 31, 2015. As of March 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.

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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company records as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of March 31, 2015, the Company did not have any CRE securities investments for which it elected the fair value option.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

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

Investments in Unconsolidated Ventures

The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in the consolidated statements of operations.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2015, the Company did not have any OTTI recorded on its CRE securities.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of March 31, 2015, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $2.0 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 12 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of March 31, 2015.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2010. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.
Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in taxable REIT subsidiaries. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state, local and foreign tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense included in income tax benefit (expense) in the consolidated statements of operations. For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $0.7 million for both periods.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related financing rather than as an asset.  Amortization of the costs would be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments, as of March 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	21	$1,020,926	$993,139	79.5%	—	6.07%	6.10%	100.0%
Mezzanine loans	6	149,639	122,898	11.7%	10.10%	13.95%	13.66%	92.0%
Subordinate interests	1	33,628	33,628	2.6%	13.11%	—	13.24%	—
Preferred equity interests (5)	1	78,969	79,606	6.2%	10.00%	—	10.00%	—
Total/Weighted average	29	$1,283,162	$1,229,271	100.0%	10.85%	6.86%	7.30%	90.3%
__________________________________________________________

(1)	Includes future funding commitments of $56.7 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $455.4 million for Securitization 2013-1 (including $0.8 million of cash pending investment) and $387.5 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 31, 2015, the Company had $926.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.64%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $71.7 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

The following table presents CRE debt investments, as of December 31, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	22	$1,123,192	$1,092,958	81.2%	—	6.16%	6.19%	100.0%
Mezzanine loans	6	149,669	123,011	10.8%	10.10%	13.95%	13.66%	92.0%
Subordinate interests	1	33,250	33,250	2.4%	13.11%	—	13.24%	—
Preferred equity interests (5)	1	78,044	78,706	5.6%	10.00%	—	10.00%	—
Total/Weighted average	30	$1,384,155	$1,327,925	100.0%	10.85%	6.87%	7.28%	91.1%
__________________________________________________________

(1)	Includes future funding commitments of $59.3 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $632.8 million for Securitization Financing Transactions (including $0.8 million of cash pending investment) and $385.7 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)	Includes a LIBOR floor, as applicable. As of December 31, 2014, the Company had $1,027.6 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.66%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR. The Company’s proportionate interest of the loan is 90%, representing $70.9 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of March 31, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
April 1 to December 31, 2015	$302,648	$—
Years Ending December 31:
2016	263,300	68,000
2017	331,933	244,648
2018	—	353,300
2019	162,150	243,933
Thereafter	223,131	373,281
Total	$1,283,162	$1,283,162
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of March 31, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.2 years.
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
As of March 31, 2015, the Company had one CRE debt investment that was not performing in accordance with the contractual terms. The Company is in the process of taking title to property collateralizing this debt investment and believes the collateral value is in excess of its carrying value. For the three months ended March 31, 2015, no CRE debt investment contributed more than 10% of interest income.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31,
	(Unaudited)	2014
Land and improvements	$45,429	$43,504
Buildings and improvements	362,638	365,439
Furniture, fixtures and equipment	4,061	1,304
Subtotal	$412,128	$410,247
Less: Accumulated depreciation	(10,168)	(6,900)
Operating real estate, net	$401,960	$403,347
The Company estimated the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition), if any, for acquisitions in 2014 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land and improvements	$33,506
Buildings and improvements	241,254
Other assets acquired (1)	23,687
Total assets acquired	$298,447
Liabilities:
Mortgage notes payable	$216,647
Other liabilities assumed (2)	4,750
Total liabilities	221,397
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	69,458
Non-controlling interests	7,592
Total equity	77,050
Total liabilities and equity	$298,447
____________________________________________________________

(1)	Primarily includes furniture and fixtures, deferred costs, escrows and reserves, as applicable.

(2)	Primarily includes prepaid rent and accrued expenses.

5.	Investments in Unconsolidated Ventures
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
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there were three significant unconsolidated joint ventures with respect to certain PE Investments as of March 31, 2015. Summarized financial data for such unconsolidated joint ventures for the three months ended December 31, 2014, which is the most recent financial information available from the underlying funds, included net investment income of $6.7 million, realized losses of $14.0 million and unrealized gains of $33.6 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary
The following tables summarize the Company’s PE Investments as of March 31, 2015 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds	Purchase Price	Expected Future Contributions (2)
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$3
PE Investment II	July 3, 2013	September 30, 2012	24	75.7	1
Total			73	$193.7	$4
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of March 31, 2015.

	Carrying Value		Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
PE Investment	March 31, 2015	December 31, 2014	Equity in Earnings	Cash Distributions (1)	Cash Contributions	Equity in Earnings	Cash Distributions (1)	Cash Contributions
PE Investment I (2)	$84.0	$91.5	$5.9	$11.7	$0.3	$5.7	$7.9	$—
PE Investment II	47.9	49.6	3.0	4.8	—	2.8	5.1	—
Total	$131.9	$141.1	$8.9	$16.5	$0.3	$8.5	$13.0	$—
____________________________________________________________

(1)	Net of a $0.2 million and $0.8 million reserve for taxes in the aggregate for PE Investments for the three months ended March 31, 2015 and 2014, respectively.

(2)
For the three months ended March 31, 2015, the Company recorded an unrealized loss of $1.9 million related to PE Investment I, representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014.

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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. As of March 31, 2015, the Company’s share of the Deferred Amount was $61.3 million. In April 2015, PE Investment II paid $61.3 million of the Deferred Amount to PE II Seller, of which the Company’s share was $9.2 million. The Company funded all of its proportionate share of the Initial Amount at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On March 31st of each year, commencing on March 31, 2015 and for a period of two years thereafter, PE Investment II will pay, within ten business days of March 31st, an amount necessary to reduce the Deferred Amount by the greater of 15.0% of the then outstanding Deferred Amount or 15.0% of the aggregate distributions received by PE Investment II during the preceding 12 month period.
On the last day of the fiscal quarter after the four-year anniversary of the applicable closing date of each fund interest, PE Investment II will be required to pay to PE II Seller the then outstanding unpaid Deferred Amount. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owns 50% of the mezzanine loan, of which the Company’s interest in the joint venture is 78.0%. As of March 31, 2015, the carrying value of the investment was $56.2 million. For the three months ended March 31, 2015, the Company recognized $1.5 million of equity in earnings.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Realty acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 35.0% and NorthStar Realty owned 65.0%. There was no carrying value as of March 31, 2015 and December 31, 2014. For the three months ended March 31, 2014, the Company recognized $0.6 million of equity in earnings.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount (1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Number			Gain	(Loss)		Coupon (2)
March 31, 2015	7	$100,542	$51,499	$29,153	$(953)	$79,699	4.63%	9.40%
December 31, 2014	7	100,542	51,222	29,264	(850)	79,636	4.63%	9.40%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $17.2 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized gains (losses) in OCI for the three months ended March 31, 2015 and 2014 of $(0.2) million and $1.7 million, respectively. As of March 31, 2015, the Company held two securities with an aggregate carrying value of $17.2 million with an unrealized loss of $1.0 million, both of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of March 31, 2015, the weighted average contractual maturity of CRE securities was 33 years with an expected maturity of 6.5 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of March 31, 2015 and December 31, 2014 (dollars in thousands):

				March 31, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1	Non-recourse	Aug-29	LIBOR + 2.89%	$306,347	$306,054	$367,363	$367,011
Securitization 2012-1	N/A	N/A	N/A	—	—	46,522	46,499
Subtotal securitization bonds payable				306,347	306,054	413,885	413,510

Mortgage notes payable
Multifamily 1	Non-recourse	Dec-23	4.84%	43,500	43,500	43,500	43,500
Multifamily 2	Non-recourse	Dec-23	4.94%	43,000	43,000	43,000	43,000
Office 1	Non-recourse	Oct-24	4.47%	108,850	108,850	108,850	108,850
Office 2	Non-recourse	Jan-25	4.30%	77,700	77,700	77,700	77,700
Student housing 1	Non-recourse	Jan-24	5.15%	16,000	16,000	16,000	16,000
Student housing 2 (2)	Non-recourse	Dec-20	5.27%	12,760	13,097	12,812	12,812
Student housing 3	Non-recourse	Nov-16	5.84%	16,200	16,574	16,200	16,200
Subtotal mortgage notes payable				318,010	318,721	318,062	318,062

Credit facilities
Loan Facility 2	Partial Recourse (3)	Oct-19 (4)	2.71% (5)	85,100	85,100	85,100	85,100
Loan Facility 3	Non-recourse	Jul-18 (6)	N/A (7)	—	—	—	—
Loan Facility 4	Partial Recourse (8)	Mar-18 (9)	2.71% (10)	172,698	172,698	172,698	172,698
CMBS Facilities	Recourse	(11)	1.43%	11,685	11,685	11,685	11,685
Subtotal credit facilities				269,483	269,483	269,483	269,483
Grand Total				$893,840	$894,258	$1,001,430	$1,001,055
_____________________________________________________

(1)	Represents the weighted average as of March 31, 2015.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on fully extended maturity as of March 31, 2015 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
April 1 to December 31, 2015	$11,685	$—	$—	$11,685
Years Ending December 31:
2016	16,200	—	16,200	—
2017	—	—	—	—
2018	172,698	—	—	172,698
2019	—	—	—	—
Thereafter	693,257	306,347	301,810	85,100
Total	$893,840	$306,347	$318,010	$269,483
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and NorthStar Realty.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal amount. NorthStar Realty transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% with a current weighted average coupon of LIBOR plus 2.89%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction (“Securitization 2012-1”) collateralized by CRE debt investments originated by the Company and NorthStar Realty. The Company contributed nine CRE debt investments with a $199.2 million aggregate principal amount and retained an equity interest of $70.0 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, of which $129.5 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65.0%. The Company used the proceeds to repay $117.7 million of borrowings on its term loan facilities. In January 2015, all of the original bonds were repaid in full.
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
As of March 31, 2015, the Company had $387.5 million carrying value of CRE debt investments, financed with $257.8 million under two term loan facilities. The loan facilities are collectively herein referred to as Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2015, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2015, the Company had $17.2 million carrying value of CRE securities, financed with $11.7 million under its CMBS Facilities.

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
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursement from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.

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
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee paid to the Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee of 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company paid NorthStar Realty Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, selling commissions of up to 7.0% of gross proceeds from the Total Primary Offering, all of which were reallowed to participating broker-dealers. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Total Primary Offering, a portion of which was reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three months ended March 31, 2015 and 2014 (dollars in thousands):

		Three Months Ended March 31,
Type of Fee or Reimbursement	Financial Statement Location	2015	2014
Fees to Advisor
Asset management	Asset management and other fees- related party	$6,365	$4,744
Acquisition (1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	—	120
Disposition (1)	Real estate debt investments, net / Asset management and other fees - related party	1,016	175
Reimbursements to Advisor
Operating costs	General and administrative expenses	2,754	2,255
___________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2015, the Advisor deferred $0.5 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Securitization 2012-1
The Company entered into an agreement with NorthStar Realty that provided that both the Company and NorthStar Realty receive the economic benefit and bear the economic risk associated with the investments the Company and NorthStar Realty each contributed into Securitization 2012-1. In January 2015, all of the original bonds were repaid in full.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2015, the Company’s independent directors were granted a total of 51,000 shares of restricted common stock for an aggregate $510,000. The restricted stock granted prior to 2013 generally vests quarterly over four years and the restricted stock granted in 2013 and 2014 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $70,803 and $28,688 for the three months ended March 31, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective January 1, 2015, shares issued pursuant to the DRP are priced at 95.0% of this estimated value per share, or $9.52. The Company expects that the next estimated value per share will be based upon assets and liabilities as of December 31, 2015.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants.
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the three months ended March 31, 2015, the Company issued 1.1 million shares totaling $10.7 million of proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 4.5 million shares totaling $42.7 million of proceeds pursuant to the DRP. From inception through March 31, 2015, the Company issued 10.3 million shares totaling $97.9 million of proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002191781 per share, which is equivalent to an annual distribution rate of 8.0% based on our public offering price of $10.00 per share. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2015 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,328	$3,705	$8,033
February	3,932	3,332	7,264
March	4,380	3,683	8,063
Total	$12,640	$10,720	$23,360
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. Except in the case of death or qualifying disability, the price paid for shares redeemed under the Share Repurchase Program for requests received after January 1, 2015 will be 95% of the estimated value per share as of the Valuation Date. In the case of death or qualifying disability, the price paid for shares redeemed will equal the purchase price paid for the shares in the Offering. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2015, the Company repurchased 0.3 million shares of common stock for a total of $2.7 million at an average price of $9.65 per share. For the year ended December 31, 2014, the Company repurchased 1.2 million shares of common stock for a total of $11.5 million at an average price of $9.61 per share. As of March 31, 2015, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2015 and 2014 was an immaterial amount.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended March 31, 2015 was income of $0.1 million. Net income (loss) attributable to other non-controlling interests for the three months ended March 31, 2014 was an immaterial amount.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$131,869	$131,869	$—	$—	$141,091	$141,091
Real estate securities, available for sale	—	79,699	—	79,699	—	79,636	—	79,636
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
Beginning balance	$141,091	$156,616
Purchases/contributions	259	1,766
Distributions	(16,479)	(65,490)
Equity in earnings (1)	8,853	34,549
Unrealized gain (loss) (2)	(1,855)	13,650
Ending balance	$131,869	$141,091
__________________________________________________________

(1)	Excludes $1.8 million in current and deferred income tax expense for the year ended December 31, 2014.

(2)	Excludes $1.9 million in deferred income tax expense for the year ended December 31, 2014.
For the three months ended March 31, 2015, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates ranging from 20% to 27% and includes timing and amount of expected future cash flow.
As of March 31, 2015 and December 31, 2014, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the three months ended March 31, 2015, the Company recorded an unrealized loss of $1.9 million for financial assets for which the fair value option was elected. For the three months ended March 31, 2014, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015				December 31, 2014
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$1,226,502	(2)	$1,229,271	$1,300,872	$1,324,810	(2)	$1,327,925	$1,389,365
Real estate securities, available for sale (3)	100,542		79,699	79,699	100,542		79,636	79,636
Financial liabilities: (1)
Securitization bonds payable	$306,347		$306,054	$307,549	$413,885		$413,510	$415,284
Mortgage notes payable	318,010		318,721	319,810	318,062		318,062	319,125
Credit facilities	269,483		269,483	269,483	269,483		269,483	269,483
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of March 31, 2015 and December 31, 2014, excludes future funding commitments of $56.7 million and $59.3 million, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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

•
Select Commercial Real Estate Equity - Focused on direct ownership in real estate, which may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds since the underlying collateral in the funds is primarily real estate.

•	Commercial Real Estate Securities - Focused on investing in CMBS, unsecured REIT debt, CDO notes and other securities.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company may also own investments indirectly through a joint venture.
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
The following tables present segment reporting for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Three Months Ended March 31, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$18,376	$—	$1,421	$—	$19,797
Rental and other income	—	14,999	—	—	14,999
Expenses	225	15,053	7	10,016	25,301
Unrealized gain (loss) on investments and other	—	(1,855)	—	—	(1,855)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	18,151	(1,909)	1,414	(10,016)	7,640
Equity in earnings (losses) of unconsolidated ventures	1,471	8,853	—	—	10,324
Income tax benefit (expense)	—	(741)	—	—	(741)
Net income (loss)	$19,622	$6,203	$1,414	$(10,016)	$17,223

Three Months Ended March 31, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$17,087	$—	$1,430	$—	$18,517
Rental and other income	—	4,844	—	—	4,844
Expenses	235	4,939	—	7,245	12,419
Realized gain (loss) on investments and other	(175)	—	—	—	(175)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	16,677	(95)	1,430	(7,245)	10,767
Equity in earnings (losses) of unconsolidated ventures	620	9,231	—	—	9,851
Income tax benefit (expense)	—	(714)	—	—	(714)
Net income (loss)	$17,297	$8,422	$1,430	$(7,245)	$19,904

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
March 31, 2015	$1,411,726	$573,886	$80,087	$19,683	$2,085,382
December 31, 2014	$1,516,904	$578,399	$79,986	$17,609	$2,192,898
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
From April 1, 2015 through May 11, 2015, the Company issued 0.8 million shares of common stock pursuant to the DRP raising proceeds of $7.3 million. As of May 11, 2015, 6.8 million shares were available to be issued pursuant to the DRP.
Distributions
On May 12, 2015, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended September 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2015 through May 11, 2015, the Company repurchased 0.3 million shares for a total of $2.6 million or a weighted average price of $9.67 per share under the Share Repurchase Program.

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity and indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. In addition, we may own investments through a joint venture. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group, Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of March 31, 2015, NSAM has an aggregate of $23.8 billion of assets under management, adjusted for acquisitions and commitments to acquire investments through May 8, 2015, in a variety of CRE investments.  Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•	Commercial Real Estate Debt - Our CRE debt investments include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Select Commercial Real Estate Equity - Our CRE equity investments include direct ownership in real estate, which may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate.

•	Commercial Real Estate Securities - Our CRE securities investments may include CMBS, unsecured REIT debt, CDO notes and other securities.
We may also own investments indirectly through a joint venture.
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital.
We initially registered to offer up to 100,000,000 shares pursuant to our primary offering to the public, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or DRP. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to our DRP, we continue to offer shares beyond our Total Primary Offering.
From inception through May 11, 2015, we raised total gross proceeds of $1.2 billion.

Our Investments
The following table presents our investments as of March 31, 2015 (dollars in thousands):

Investment Type:	Number	Principal Amount/ Cost (1)	% of Principal Amount
CRE Debt
First mortgage loans (2)	21	$1,020,926	49.2%
Mezzanine loans (2)	7	218,877	10.6%
Subordinate interests	1	33,628	1.6%
Preferred equity interests	1	71,072	3.4%
Total CRE debt	30	1,344,503	64.8%
Real estate
Real Estate Properties
Multi-tenant office	12	252,778	12.2%
Multifamily	2	114,584	5.5%
Student Housing	3	67,644	3.3%
Subtotal	17	435,006	21.0%
PE Investments
PE Investment I	1	84,011	4.1%
PE Investment II (2)	1	109,201	5.3%
Subtotal	2	193,212	9.4%
Total real estate	19	628,218	30.4%
CRE Securities
CMBS	7	100,542	4.8%
Total CRE securities	7	100,542	4.8%
Total	56	$2,073,263	100.0%
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
For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
The following section describes the major CRE asset classes in which we may invest and actively manage to maximize value and to protect capital.
Commercial Real Estate Debt
Overview
Our CRE debt investment strategy is focused on originating, acquiring and asset managing CRE debt investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in a loan to maximize returns, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of March 31, 2015, $1,344.5 million, or 64.8%, of our assets were invested in CRE debt, consisting of 30 loans with an average investment size of $44.8 million. The weighted average extended maturity of our CRE debt portfolio is 4.2 years.

The following table presents a summary of our CRE debt investments as of March 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value	Allocation by Investment Type (2)	Fixed Rate	Spread over LIBOR (3)	Total Unleveraged Current Yield
First mortgage loans	21	$1,020,926	$993,139	75.9%	—	6.07%	6.10%	100.0%
Mezzanine loans (4)	7	218,877	179,138	16.3%	10.02%	13.95%	12.50%	65.0%
Subordinate interests	1	33,628	33,628	2.5%	13.11%	—	13.24%	—
Preferred equity interests (5)	1	71,072	71,709	5.3%	10.00%	—	10.00%	—
Total/Weighted average	30	$1,344,503	$1,277,614	100.0%	10.61%	6.86%	7.41%	91.0%
___________________________________________________

(1)	Includes future funding commitments of $69.7 million.

(2)	Based on principal amount.

(3)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of March 31, 2015, we had $926.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.64%.

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

Real Estate
Our real estate equity investment strategy focuses on direct ownership in commercial real estate, which may be structurally senior to a third-party partner’s equity, with an emphasis on properties with stable cash flow and PE Investments that typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses. In addition, we may own investments through a joint venture.
Real Estate Properties
As part of our real estate properties strategy, we explore a variety of real estate investments. Our multi-tenant office portfolio is focused on properties that are well located with strong operating partners. Our multifamily portfolio focuses on properties located in suburban markets that are best suited to capture the formation of new households. Our student housing portfolio represents a sector where we believe both attractive cash flow and attractive returns exist while targeting large campuses with positive fundamentals that intend to attract growing domestic and international student bodies.

As of March 31, 2015, $435.0 million, or 21.0%, of our assets were invested in real estate properties and our portfolio was 94% occupied. The following table presents our real estate property investments as of March 31, 2015 (dollars in thousands):

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
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of March 31, 2015, $193.2 million, or 9.4%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in millions):

							Underlying Fund Interests
PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Amount (2)	Initial NAV as a Percentage of Cost (3)	Reported NAV Growth (4)	Assets, at Cost	Implied Leverage (5)	Expected Future Contributions (6)
PE Investment I (7)	49	26	$802.4	$84,011	66.2%	26.9%	$20,400	49.1%	$3
PE Investment II (8)	24	15	$910.0	$109,201	73.5%	18.4%	$23,300	33.5%	$1
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2014, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Represents fair value and includes the deferred purchase price for PE Investment II.

(3)
Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported net asset value, or NAV.

(4)	The reported NAV growth is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(5)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(6)	Represents the estimated amount of expected future contributions to funds as of March 31, 2015.

(7)	We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51%, of which we own 29.5% and NorthStar Realty owns 70.5%.

(8)
We, NorthStar Realty and funds managed by Goldman Sachs Asset Management each have an ownership interest in PE Investment II of 15%, 70% and 15%, respectively. PE Investment II paid an initial amount of $505 million and will pay the remaining $411 million, or 45% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of March 31, 2015, our share of the Deferred Amount was $61 million.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (1)	Contributions	Net
PE Investment I
Three Months Ended March 31, 2015	$5.9	$5.8	$11.7	$0.3	$11.4
February 15, 2013 to March 31, 2015 (2)	$49.8	$57.0	$106.8	$9.5	$97.3

PE Investment II
Three Months Ended March 31, 2015	$3.0	$1.8	$4.8	$—	$4.8
July 3, 2013 to March 31, 2015 (2)	$20.6	$31.5	$52.1	$3.7	$48.4
______________________________________________________________

(1)	Net of a $6.3 million reserve for taxes in the aggregate for PE Investments.

(2)	Represents activity from the respective initial closing date through March 31, 2015.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2014:

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
As of March 31, 2015, $100.5 million, or 4.8%, of our assets were invested in CRE securities and consisted of seven CMBS investments purchased at an aggregate $51.1 million discount to par and our average investment size was $14.4 million. As of March 31, 2015, the weighted average expected maturity of our CMBS was 6.5 years.
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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first quarter 2015, approximately $25 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015.
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
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of FINRA 15-02 and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities. These investment opportunities have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt, that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor, and its affiliates, have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the proceeds from our DRP and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. From inception through May 11, 2015, we raised total gross proceeds of $1.2 billion. Since the successful completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $390.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions, or our Securitization Financing Transactions, to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgage notes.

The following table presents our investment activity from inception through March 31, 2015 (dollars in thousands):

	From Inception Through
	March 31, 2015
Investment Type:	Number	Principal Amount/Cost (1)
CRE debt	48	$1,825,000
Real estate equity	17	435,006
PE Investments (2)	2	255,460
CRE securities	10	133,398
Total	77	$2,648,864
____________________________________________________________

(1)
Represents principal amount for real estate debt and securities and cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs and other assets.

(2)	Excludes contributions related to future funding commitments.
Financing Strategy
We use asset-level financing as part of our investment strategy and we seek to match-fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk and utilize non-recourse liabilities whenever possible. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as securitization financing transactions, credit facilities, mortgage notes and other term borrowings. We continue to seek and prefer long-term, non-recourse financing, including non mark-to-market financing that may be available through securitization.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is approximately 50%.
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
In February 2012, we began using credit facilities provided by major financial institutions to partially finance new investments. Our Credit Facilities currently include three secured Term Loan Facilities that provide for an aggregate of up to $390.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. In January 2015, Securitization 2012-1 was repaid in full. As of March 31, 2015, we had $306.1 million issued as part of Securitization 2013-1, $257.8 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We currently have $132.2 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding our Securitization Financing Transactions.
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
As of March 31, 2015, we had one CRE debt investment that was not performing in accordance with the contractual terms of its governing documents. We are in the process of taking title to property collateralizing this debt investment and believe the collateral value is in excess of the carrying value. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. We record as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of March 31, 2015, we did not have any CRE securities investments for which we elected the fair value option.
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
Once we determine fair value of CRE securities, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with accounting principles generally accepted in the United States, or U.S. GAAP, through our understanding of the valuation methodologies used by the pricing service via discussion with representatives of the pricing service and review of any documentation describing its valuation methodology.
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

Investments in Unconsolidated Ventures

We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in our consolidated statements of operations.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2015, we did not have any OTTI recorded on our CRE securities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.

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

In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related financing rather than as an asset.  Amortization of the costs would be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended March 31, 2015 to March 31, 2014 (Dollars in Thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Net interest income
Interest income	$25,621	$24,101	$1,520	6.3%
Interest expense	5,824	5,584	240	4.3%
Net interest income	19,797	18,517	1,280	6.9%

Property and other revenues
Rental and other income	14,999	4,844	10,155	209.6%
Total property and other revenues	14,999	4,844	10,155	209.6%

Expenses
Asset management and other fees - related party	6,365	4,919	1,446	29.4%
Mortgage notes interest expense	3,511	1,286	2,225	173.0%
Property operating expenses	7,251	2,470	4,781	193.6%
General and administrative expenses	3,919	2,561	1,358	53.0%
Depreciation and amortization	4,255	1,183	3,072	259.7%
Total expenses	25,301	12,419	12,882	103.7%

Other income (loss)
Realized gain (loss) on investments and other	—	(175)	175	(100.0)%
Unrealized gain (loss) on investments and other	(1,855)	—	(1,855)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	7,640	10,767	(3,127)	(29.0)%
Equity in earnings (losses) of unconsolidated ventures	10,324	9,851	473	4.8%
Income tax benefit (expense)	(741)	(714)	(27)	3.8%
Net income (loss)	$17,223	$19,904	$(2,681)	(13.5)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,278,598	$24,158	7.56%	$1,089,453	$22,627	8.31%
CRE securities investments	51,360	1,463	11.39%	53,552	1,474	11.01%
	$1,329,958	$25,621	7.71%	$1,143,005	$24,101	8.43%
Interest-bearing liabilities:
Securitization bonds payable	$360,116	$3,769	4.19%	$499,804	$4,751	3.80%
Credit facilities	269,483	2,055	3.05%	28,323	833	11.76%
	$629,599	$5,824	3.70%	$528,127	$5,584	4.23%
Net interest income		$19,797			$18,517
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income increase of $1.5 million was primarily attributable to an increase in invested assets.
Interest expense increase of $0.2 million was primarily attributable to an increase in expense for our Credit Facilities.
Other Revenues
Rental and Other Income
Rental and other income increase was attributable to real estate equity investments acquired subsequent to first quarter 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $1.4 million was primarily due to an increase in asset management fees driven by an increase in average invested assets.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase was attributable to real estate equity investments acquired subsequent to first quarter 2014.
Property Operating Expenses
Property operating expenses increase was attributable to real estate equity investments acquired subsequent to first 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.4 million was primarily attributable to increased operating costs and servicing fees on investments.

Depreciation and Amortization
Depreciation and amortization expense increase was attributable to real estate equity investments acquired subsequent to first quarter 2014.
Realized Gain (Loss) on Investments and Other
In the first quarter 2014, we realized a loss of $0.2 million from the sale of a mezzanine loan participation. There were no sales of investments in the first quarter 2015.
Unrealized Gain (Loss) on Investments and Other
In the first quarter 2015, we recorded an unrealized loss of $1.9 million on PE Investment I, representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014. We did not record any unrealized gain (loss) in the first quarter 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $0.5 million was primarily attributable to earnings from a joint venture entered into in second quarter 2014 partially offset by a decrease in earnings from PE Investments.
Income Tax Benefit (Expense)
For the three months ended March 31, 2015 and 2014, we recorded income tax expense of $0.7 million, respectively, related to PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities and other term borrowings and proceeds from our DRP.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of March 31, 2015, we had $455.4 million carrying value of CRE debt investments financed with $306.3 million of securitization bonds.
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
The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to March 31, 2015 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to March 31, 2015	93,814	1,345
While our Advisor devotes a significant amount of resources to managing our existing investments, including assets collateralizing Securitization 2013-1, maintaining compliance with these tests is not a certainty.

Securitization 2012-1
In November 2012, we closed our Securitization 2012-1 which was collateralized by $351.4 million of directly originated CRE debt by us and NorthStar Realty. We, through our subsidiaries, contributed nine CRE debt investments with a $199.2 million aggregate principal amount to our Securitization 2012-1 and NorthStar Realty, through its subsidiaries, contributed five CRE debt investments with a $152.2 million aggregate principal amount. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued. We and NorthStar Realty retained all of the below investment-grade securitization bonds in Securitization 2012-1. In January 2015, all of the original bonds were repaid in full.
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
Offering
From inception through May 11, 2015, we raised total gross proceeds of $1.2 billion.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of March 31, 2015, our leverage as a percentage of our cost of investments was approximately 48%.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2015	2014
Operating activities	$24,628	$25,513
Investing activities	100,378	32,076
Financing activities	(118,583)	11,709
Net increase (decrease) in cash	$6,423	$69,298
Three Months Ended March 31, 2015 Compared to March 31, 2014
Net cash provided by operating activities was $24.6 million for the three months ended March 31, 2015 compared to $25.5 million for the three months ended March 31, 2014. Net cash provided by operating activities related to net interest income and rental income generated from our investments and distributions from PE Investments, partially offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses and general and administrative expenses.
Net cash provided by investing activities was $100.4 million for the three months ended March 31, 2015 compared to $32.1 million for the three months ended March 31, 2014. Net cash provided by investing activities for the three months ended March 31, 2015 related to repayments from CRE debt investments and distributions from PE Investments, partially offset by additional fundings on CRE debt investments and improvements of operating real estate. Net cash provided by investing activities for the three months ended March 31, 2014 related to proceeds from the sale of a CRE debt investment, repayments from CRE debt investments and distributions from PE Investments, partially offset by the origination of a CRE debt investment.
Net cash used in financing activities was $118.6 million for the three months ended March 31, 2015 compared to net cash provided by financing activities of $11.7 million for the three months ended March 31, 2014. Net cash used in financing activities for the three months ended March 31, 2015 related to the repayment of securitization bonds, distributions paid on our common stock and share repurchases, partially offset by proceeds from our DRP. Net cash provided by financing activities for the three months ended March 31, 2014 related to a decrease in restricted cash at Securitization 2013-1 and proceeds from our DRP partially offset by distributions paid on our common stock, share repurchases and the payment of deferred financing costs.
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
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursement from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.

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
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to our Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee of 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three months ended March 31, 2015 and 2014 (dollars in thousands):

		Three Months Ended March 31,
Type of Fee or Reimbursement	Financial Statement Location	2015	2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$6,365	$4,744
Acquisition (1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	—	120
Disposition (1)	Real estate debt investments, net / Asset management and other fees- related party	1,016	175
Reimbursements to Advisor
Operating costs	General and administrative expenses	2,754	2,255
____________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2015, our Advisor deferred $0.5 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

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
Securitization 2012-1
We entered into an agreement with NorthStar Realty that provided that both we and NorthStar Realty receive the economic benefit and bear the economic risk associated with the investments we and NorthStar Realty each contributed into Securitization 2012-1. In January 2015, all of the original bonds were repaid in full.
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
Recent Developments
Distribution Reinvestment Plan
From April 1, 2015 through May 11, 2015, we issued 0.8 million shares of common stock pursuant to our DRP raising proceeds of $7.3 million. As of May 11, 2015, 6.8 million shares were available to be issued pursuant to our DRP.
Distributions
On May 12, 2015, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended September 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2015 through May 11, 2015, we repurchased 0.3 million shares for a total of $2.6 million or a weighted average price of $9.67 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, such as death or a qualifying disability, or our Share Repurchase Program.
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
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense) over our life.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$17,145	$19,931
Adjustments:
Depreciation and amortization	4,255	1,183
Depreciation and amortization related to non-controlling interests	(610)	(176)
Funds from operations	$20,790	$20,938
Modified funds from operations:
Funds from operations	$20,790	$20,938
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,968	2,618
Acquisition fees and transaction costs on investments	5	12
Straight-line rental (income) loss	(571)	—
Realized (gain) loss on investments and other	—	175
Unrealized (gain) loss on investments and other	1,855	—
Adjustments related to non-controlling interests	(96)	—
Modified funds from operations	$23,951	$23,743
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through March 31, 2015, we paid distributions at an annualized distribution rate of 8.0% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the three months ended March 31, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
Distributions Declared (1)
Cash	$12,640		$50,252
DRP	10,720		42,870
Total	$23,360		$93,122

Sources of Distributions (1)
Funds from Operations (2)	$23,360	100%	$93,122	100%
Distribution support proceeds	—	—	—	—
Offering proceeds	—	—	—	—
Total	$23,360	100%	$93,122	100%

Cash Flow Provided by (Used in) Operations	$24,628		$93,392
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through March 31, 2015, we declared distributions of $229.9 million, of which 86% was paid from FFO, 12% was paid from offering proceeds and 2% was paid from distribution support proceeds. From inception through March 31, 2015, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $22.8 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

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
As of March 31, 2015, our portfolio generated a current yield on invested equity of 8.0%, net of expenses and including uninvested cash (our portfolio generated a 13.4% current yield on invested equity before expenses and excluding uninvested cash). There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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

Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2015, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $0.8 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2015, no CRE debt investment contributed more than 10% of interest income.
We are subject to the credit risk of the borrower when we make CRE debt and securities investments and the credit risk of our tenants in our real estate properties. We seek to undertake a rigorous credit evaluation of each borrower/tenant prior to making an investment. This analysis includes an extensive due diligence investigation of the borrowers/tenant’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the borrowers/tenant’s core business operations.
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 27, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective July 19, 2010, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.
For the three months ended March 31, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	282,306	$9.65	282,306	(1)
February 1 to February 28	—	—	—	(1)
March 1 to March 31	—	—	—	(1)
Total	282,306	$9.65	282,306
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

As of March 31, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2015, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

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

10.1*	NorthStar Real Estate Income Trust, Inc. Amended and Restated Independent Directors Compensation Plan
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Equity for the three months ended March 31, 2015(unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.

Date:	May 13, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

Date:	May 13, 2015	By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer and Treasurer