Form 10-Q
period 2015-06-30
NorthStar Real Estate Income Trust, Inc.
filed 2015-08-13
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
The Company has one class of common stock, $0.01 par value per share, 119,872,428 shares outstanding as of August 11, 2015.

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

•	changes in the value of our portfolio;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our portfolio management techniques and strategies;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the related cost of compliance;

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

PART I. Financial Information
Item 1.  Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$40,294	$35,755
Restricted cash	112,010	125,459
Real estate debt investments, net	1,219,780	1,327,925
Operating real estate, net	401,375	403,347
Investments in unconsolidated ventures (refer to Note 5)	178,716	195,860
Real estate securities, available for sale	79,738	79,636
Receivables, net	13,296	12,080
Deferred costs and other assets, net	8,930	12,836
Total assets	$2,054,139	$2,192,898
Liabilities
Securitization bonds payable	$283,409	$413,510
Mortgage notes payable	318,639	318,062
Credit facilities	269,483	269,483
Accounts payable and accrued expenses	14,363	13,812
Escrow deposits payable	93,098	104,325
Other liabilities	12,870	11,009
Total liabilities	991,862	1,130,201
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 119,600,840 and 117,846,562 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,196	1,178
Additional paid-in capital	1,067,202	1,050,632
Retained earnings (accumulated deficit)	(52,949)	(36,884)
Accumulated other comprehensive income (loss)	27,923	28,414
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,043,372	1,043,340
Non-controlling interests	18,905	19,357
Total equity	1,062,277	1,062,697
Total liabilities and equity	$2,054,139	$2,192,898

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income
Interest income	$24,598	$26,901	$50,219	$51,002
Interest expense	5,326	5,710	11,150	11,294
Net interest income	19,272	21,191	39,069	39,708

Property and other revenues
Rental and other income	15,027	5,634	30,027	10,478
Total property and other revenues	15,027	5,634	30,027	10,478

Expenses
Asset management and other fees - related party	6,031	5,723	12,397	10,642
Mortgage notes interest expense	3,737	1,519	7,248	2,805
Transaction costs	443	758	577	770
Property operating expenses	7,524	2,787	14,770	5,245
General and administrative expenses (refer to Note 8)	4,106	3,529	7,897	6,090
Depreciation and amortization	3,262	1,420	7,517	2,603
Total expenses	25,103	15,736	50,406	28,155

Other income (loss)
Realized gain (loss) on investments and other	—	—	—	(175)
Unrealized gain (loss) on investments and other	(3,731)	—	(5,586)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,465	11,089	13,104	21,856
Equity in earnings (losses) of unconsolidated ventures	9,509	9,740	19,833	19,591
Income tax benefit (expense)	(779)	(779)	(1,520)	(1,493)
Net income (loss)	14,195	20,050	31,417	39,954
Net (income) loss attributable to non-controlling interests	(252)	178	(330)	205
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$13,943	$20,228	$31,087	$40,159
Net income (loss) per share of common stock, basic/diluted	$0.12	$0.17	$0.26	$0.35
Weighted average number of shares of common stock outstanding, basic/diluted	119,264,371	116,020,563	118,847,243	115,572,651
Distributions declared per share of common stock	$0.20	$0.20	$0.40	$0.40

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$14,195	$20,050	$31,417	$39,954
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(277)	1,725	(491)	3,446
Total other comprehensive income (loss)	(277)	1,725	(491)	3,446
Comprehensive income (loss)	13,918	21,775	30,926	43,400
Comprehensive (income) loss attributable to non-controlling interests	(252)	178	(330)	205
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$13,666	$21,953	$30,596	$43,605

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - contributions	—	—	—	—	—	—	15,727	15,727
Non-controlling interests - distributions	—	—	—	—	—	—	(773)	(773)
Proceeds from distribution reinvestment plan	4,493	45	42,614	—	—	42,659	—	42,659
Shares redeemed for cash	(1,193)	(12)	(11,456)	—	—	(11,468)	—	(11,468)
Issuance and amortization of equity-based compensation	11	—	126	—	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	15,370	15,370	—	15,370
Distributions declared	—	—	—	(93,122)	—	(93,122)	—	(93,122)
Net income (loss)	—	—	—	89,124	—	89,124	(171)	88,953
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697
Non-controlling interests - contributions	—	—	—	—	—	—	105	105
Non-controlling interests - distributions	—	—	—	—	—	—	(887)	(887)
Proceeds from distribution reinvestment plan	2,281	23	21,690	—	—	21,713	—	21,713
Shares redeemed for cash	(542)	(5)	(5,224)	—	—	(5,229)	—	(5,229)
Issuance and amortization of equity-based compensation	15	—	104	—	—	104	—	104
Other comprehensive income (loss)	—	—	—	—	(491)	(491)	—	(491)
Distributions declared	—	—	—	(47,152)	—	(47,152)	—	(47,152)
Net income (loss)	—	—	—	31,087	—	31,087	330	31,417
Balance as of June 30, 2015 (Unaudited)	119,601	$1,196	$1,067,202	$(52,949)	$27,923	$1,043,372	$18,905	$1,062,277

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$31,417	$39,954
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(19,833)	(19,591)
Depreciation and amortization	7,517	2,603
Straight line rental income	(992)	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	1,483	1,500
Amortization of deferred financing costs	2,164	3,299
Interest accretion on investments	(3,268)	—
Distributions from unconsolidated ventures (refer to Note 5)	16,943	17,853
Realized (gain) loss on investments and other	—	175
Unrealized (gain) loss on investments and other	5,586	—
Amortization of equity-based compensation	104	60
Deferred income tax expense	97	775
Changes in assets and liabilities:
Restricted cash	1,477	191
Receivables, net	(222)	(775)
Deferred costs and other assets	613	17
Due to related party	—	(3,076)
Accounts payable and accrued expenses	3,338	2,736
Other liabilities	1,008	439
Net cash provided by (used in) operating activities	47,432	46,160
Cash flows from investing activities:
Origination of real estate debt investments, net	(14,234)	(248,339)
Repayment on real estate debt investments	125,001	78,016
Proceeds from sale of real estate debt investments	—	17,325
Acquisition of operating real estate	—	(14,142)
Improvements of operating real estate	(4,534)	(906)
Investments in unconsolidated ventures (refer to Note 5)	(9,700)	(53,404)
Distributions from unconsolidated ventures (refer to Note 5)	16,796	22,716
Change in restricted cash	937	—
Net cash provided by (used in) investing activities	114,266	(198,734)
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	21,713	20,962
Shares redeemed for cash	(5,229)	(3,842)
Distributions paid on common stock	(47,295)	(45,981)
Repayment of mortgage notes	(85)	(30)
Repayment of securitization bonds	(124,971)	(24,766)
Borrowings from credit facilities	—	148,598
Repayment of credit facilities	—	(7,638)
Change in restricted cash	—	41,801
Payment of deferred financing costs	(510)	(1,225)
Contributions from non-controlling interests	105	3,044
Distributions to non-controlling interests	(887)	(215)
Net cash provided by (used in) financing activities	(157,159)	130,708
Net increase (decrease) in cash	4,539	(21,866)
Cash - beginning of period	35,755	119,595
Cash - end of period	$40,294	$97,729
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$11,227	$57,424
Distribution payable	7,864	7,649
Non-cash related to PE Investments (refer to Note 5)	7,352	105
Securitization bonds payable	5,272	—
Acquisition of operating real estate / assumption of mortgage notes payable	—	29,133

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
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2015 and December 31, 2014. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of June 30, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company has raised total gross proceeds of $1.2 billion in the Offering.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of June 30, 2015, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $53.1 million as of June 30, 2015. The Company’s maximum exposure to loss as of June 30, 2015 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of June 30, 2015. The Company did not provide financial support to its unconsolidated VIE during the six months ended June 30, 2015. As of June 30, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.

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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of June 30, 2015, the Company did not have any CRE securities investments for which it elected the fair value option.
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
Operating Real Estate
Rental and other income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets.
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
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in the consolidated statements of operations.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2015, the Company did not have any OTTI recorded on its CRE securities.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of June 30, 2015, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $1.2 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 12 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of June 30, 2015.
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
The Company recorded an income tax expense of $0.8 million for the three months ended June 30, 2015 and 2014. The Company recorded an income tax expense of $1.5 million for the six months ended June 30, 2015 and 2014.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	19	$998,221	$972,995	79.1%	—	6.16%	6.18%	100.0%
Mezzanine loans	6	149,639	131,336	11.9%	10.10%	13.56%	13.32%	92.0%
Subordinate interests	1	34,661	34,661	2.7%	13.11%	—	13.24%	—
Preferred equity interests (5)	1	80,175	80,788	6.3%	10.00%	—	10.00%	—
Total/Weighted average	27	$1,262,696	$1,219,780	100.0%	10.86%	6.96%	7.40%	90.0%
__________________________________________________________

(1)	Includes future funding commitments of $45.4 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $431.8 million for Securitization 2013-1 and $388.8 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of June 30, 2015, the Company had $926.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.64%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $72.8 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
July 1 to December 31, 2015	$271,325	$—
Years Ending December 31:
2016	263,300	68,000
2017	341,246	213,325
2018	—	353,300
2019	162,150	253,246
Thereafter	224,675	374,825
Total	$1,262,696	$1,262,696
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.3 years.
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
As of June 30, 2015, the Company had one CRE debt investment that was not performing in accordance with the contractual terms. Subsequent to June 30, 2015, the loan repaid in full. For the six months ended June 30, 2015, no CRE debt investment contributed more than 10% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31,
	(Unaudited)	2014
Land and improvements	$45,446	$43,504
Buildings and improvements	365,048	365,439
Furniture, fixtures and equipment	4,089	1,304
Subtotal	$414,583	$410,247
Less: Accumulated depreciation	(13,208)	(6,900)
Operating real estate, net	$401,375	$403,347

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued for two of the Company’s properties acquired in 2014 (dollars in thousands):

Assets:
Land and improvements	$5,872
Buildings and improvements	34,306
Other assets acquired (1)	3,962
Total assets acquired	$44,140
Liabilities:
Mortgage notes payable	$28,286
Other liabilities assumed (2)	1,811
Total liabilities	30,097
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	11,234
Non-controlling interests	2,809
Total equity	14,043
Total liabilities and equity	$44,140
____________________________________________________________

(1)	Primarily includes furniture and fixtures, escrows and reserves, as applicable.

(2)	Primarily includes prepaid rent and accrued expenses.

5.	Investments in Unconsolidated Ventures
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
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there were two significant unconsolidated joint ventures with respect to certain PE Investments as of June 30, 2015. Summarized financial data for such unconsolidated joint ventures for the three months ended March 31, 2015, which is the most recent financial information available from the underlying funds, included net investment income of $2.9 million, realized gains of $5.5 million and unrealized gains of $5.1 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
Summary
The following tables summarize the Company’s PE Investments as of June 30, 2015 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds	Purchase Price	Expected Future Contributions (2)
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$3
PE Investment II	July 3, 2013	September 30, 2012	24	75.7	1
Total			73	$193.7	$4
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of June 30, 2015.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Carrying Value		Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
PE Investment	June 30, 2015	December 31, 2014	Equity in Earnings	Cash Distributions	Cash Contributions	Equity in Earnings	Cash Distributions	Cash Contributions
PE Investment I (1)	$72.2	$91.5	$5.2	$13.5	$0.2	$5.9	$11.7	$—
PE Investment II	48.9	49.6	2.9	11.1	9.2	2.8	5.5	—
Total	$121.1	$141.1	$8.1	$24.6	$9.4	$8.7	$17.2	$—
____________________________________________________________

(1)
For the three months ended June 30, 2015, the Company recorded an unrealized loss of $3.7 million related to PE Investment I, representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
PE Investment	Equity in Earnings	Cash Distributions (1)	Cash Contributions	Equity in Earnings	Cash Distributions (1)	Cash Contributions
PE Investment I (1)	$11.0	$25.2	$0.5	$11.6	$7.8	$—
PE Investment II(2)	5.9	15.9	9.2	5.7	5.1	1.1
Total	$16.9	$41.1	$9.7	$17.3	$12.9	$1.1
___________________________________________________________

(1)
For the six months ended June 30, 2015, the Company recorded an unrealized loss of $5.6 million related to PE Investment I, representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014.

(2)	Contributions for the six months ended June 30, 2015 represents a payment of the deferred purchase price for PE Investment II.
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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. As of June 30, 2015, the Company’s share of the Deferred Amount was $52.1 million. In April 2015, PE Investment II paid $61.3 million of the Deferred Amount to PE II Seller, of which the Company’s share was $9.2 million. The Company funded all of its proportionate share of the Initial Amount at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
On March 31st of each year, commencing on March 31, 2015 and for a period of two years thereafter, PE Investment II will pay, within 10 business days of March 31st, an amount necessary to reduce the Deferred Amount by the greater of 15.0% of the

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

then outstanding Deferred Amount or 15.0% of the aggregate distributions received by PE Investment II during the preceding 12 month period.
On the last day of the fiscal quarter after the four-year anniversary of the applicable closing date of each fund interest, PE Investment II will be required to pay to PE II Seller the then outstanding unpaid Deferred Amount. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owns 50% of the mezzanine loan, of which the Company’s interest in the joint venture is 78.0%. As of June 30, 2015, the carrying value of the investment was $57.7 million. For the three and six months ended June 30, 2015, the Company recognized $1.4 million and $2.9 million of equity in earnings, respectively. For the three and six months ended June 30, 2014, the Company recognized $0.2 million of equity in earnings.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Realty acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 35.0% and NorthStar Realty owns 65.0%. There was no carrying value as of June 30, 2015 and December 31, 2014. For the six months ended June 30, 2014, the Company recognized $0.6 million of equity in earnings.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount (1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Number			Gain	(Loss)		Coupon (2)
June 30, 2015	7	$100,542	$51,816	$29,050	$(1,128)	$79,738	4.49%	9.12%
December 31, 2014	7	100,542	51,222	29,264	(850)	79,636	4.63%	9.40%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $17.0 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized gains (losses) in OCI for the three months ended June 30, 2015 and 2014 of $(0.3) million and $1.7 million, respectively. The Company recorded unrealized gains (losses) in OCI for the six months ended June 30, 2015 and 2014 of $(0.5) million and $3.4 million, respectively. As of June 30, 2015, the Company held two securities with an aggregate carrying value of $17.0 million with an unrealized loss of $1.1 million, both of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of June 30, 2015, the weighted average contractual maturity of CRE securities was 32 years with an expected maturity of 6.3 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of June 30, 2015 and December 31, 2014 (dollars in thousands):

				June 30, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1	Non-recourse	Aug-29	LIBOR + 2.97%	$283,642	$283,409	$367,363	$367,011
Securitization 2012-1	N/A	N/A	N/A	—	—	46,522	46,499
Subtotal securitization bonds payable				283,642	283,409	413,885	413,510

Mortgage notes payable
Multifamily 1	Non-recourse	Dec-23	4.84%	43,500	43,500	43,500	43,500
Multifamily 2	Non-recourse	Dec-23	4.94%	43,000	43,000	43,000	43,000
Office 1	Non-recourse	Oct-24	4.47%	108,850	108,850	108,850	108,850
Office 2	Non-recourse	Jan-25	4.30%	77,700	77,700	77,700	77,700
Student housing 1	Non-recourse	Jan-24	5.15%	16,000	16,000	16,000	16,000
Student housing 2 (2)	Non-recourse	Dec-20	5.27%	12,728	13,055	12,812	12,812
Student housing 3	Non-recourse	Nov-16	5.84%	16,200	16,534	16,200	16,200
Subtotal mortgage notes payable				317,978	318,639	318,062	318,062

Credit facilities
Loan Facility 2	Partial Recourse (3)	Oct-19 (4)	2.72% (5)	85,100	85,100	85,100	85,100
Loan Facility 3	Non-recourse	Jul-15 (6)	N/A (7)	—	—	—	—
Loan Facility 4	Partial Recourse (8)	Mar-18 (9)	2.72% (10)	172,698	172,698	172,698	172,698
CMBS Facilities	Recourse	(11)	1.49%	11,685	11,685	11,685	11,685
Subtotal credit facilities				269,483	269,483	269,483	269,483
Total				$871,103	$871,531	$1,001,430	$1,001,055
_____________________________________________________

(1)	Represents the weighted average as of June 30, 2015, as applicable.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

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

(5)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.0% to 4.0%.

(6)	The initial maturity date is July 30, 2015. The Company did not elect to exercise its extension option, as set forth in the governing documents.

(7)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 3.95% to 5.95%.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on fully extended maturity as of June 30, 2015 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
July 1 to December 31, 2015	$11,685	$—	$—	$11,685
Years Ending December 31:
2016	16,200	—	16,200	—
2017	—	—	—	—
2018	172,698	—	—	172,698
2019	—	—	—	—
Thereafter	670,520	283,642	301,778	85,100
Total	$871,103	$283,642	$317,978	$269,483
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and NorthStar Realty.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal amount. NorthStar Realty transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. NorthStar Realty did not retain any interest in such senior loans. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% with a current weighted average coupon of LIBOR plus 2.97%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
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
In July 2012, a subsidiary of the Company entered into a credit and security agreement (“Loan Facility 3”) of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 3, the Operating Partnership agreed to guarantee interest payments and the customary obligations under Loan Facility 3 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in the Company’s borrowing subsidiary as collateral. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.8 million and as much as $7.5 million in unrestricted cash or other eligible investments at all times during the term of Loan Facility 3. As of July 2015, the Company did not elect to exercise its extension option, as set forth in the governing documents.
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
The loan facilities are collectively herein referred to as Term Loan Facilities. As of June 30, 2015, the Company had $388.8 million carrying value of CRE debt investments, financed with $257.8 million under two Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2015, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of June 30, 2015, the Company had $17.0 million carrying value of CRE securities, financed with $11.7 million under its CMBS Facilities.

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
Reimbursements to Advisor
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s and its affiliates’ compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.

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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company paid NorthStar Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, selling commissions of up to 7.0% of gross proceeds from the Total Primary Offering, all of which were reallowed to participating broker-dealers. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Total Primary Offering, a portion of which was reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014
Fees to Advisor
Asset management	Asset management and other fees- related party	$6,031	$5,379	$12,397	$10,123
Acquisition (1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	—	3,369	—	3,489
Disposition (1)	Real estate debt investments, net / Asset management and other fees - related party	220	632	1,236	807
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	3,624	3,007	6,378	5,262
___________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2015, the Advisor deferred $0.5 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of June 30, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $7.0 million, that remain eligible to allocate to the Company.
NorthStar Realty Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended (the “Distribution Support Agreement”), NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. From inception through the expiration of the Distribution Support Agreement in July 2013, NorthStar Realty purchased 507,980 shares of the Company’s common stock for $4.6 million under such commitment.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2015, the Company’s independent directors were granted a total of 65,970 shares of restricted common stock for an aggregate $660,000. The restricted stock granted prior to 2013 generally vests quarterly over four years and the restricted stock granted in 2013, 2014 and 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $32,977 and $31,181 for the three months ended June 30, 2015 and 2014, respectively. The Company recognized equity-based compensation expense of $103,780 and $59,868 for the six months ended June 30, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the six months ended June 30, 2015, the Company issued 2.3 million shares totaling $21.7 million of proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 4.5 million shares totaling $42.7 million of proceeds pursuant to the DRP. From inception through June 30, 2015, the Company issued 11.5 million shares totaling $108.8 million of proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.002191781 per share, which is equivalent to an annual distribution of $0.80 per share of the Company’s common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2015 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,328	$3,705	$8,033
February	3,932	3,332	7,264
March	4,380	3,683	8,063
April	4,256	3,574	7,830
May	4,389	3,709	8,098
June	4,265	3,599	7,864
Total	$25,550	$21,602	$47,152
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. On June 25, 2015, the Board amended and restated the share repurchase program (as amended, the “Share Repurchase Program”), which became effective ten days following written notice to participants. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company will repurchase shares within two years of such death or qualifying disability of a stockholder at the higher of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock, or the Company’s estimated value per share. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased. The Company is not obligated to repurchase shares under the Share Repurchase Program. Except in the case of death or qualifying disability (as described above), the price paid for shares redeemed under the Share Repurchase Program for requests received after January 1, 2015 will be 95% of the estimated value per share as of the Valuation Date until the Company updates its estimated value per

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

share at which time such purchase price will be 95% of the updated estimated value per share. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the six months ended June 30, 2015, the Company repurchased 0.5 million shares of common stock for a total of $5.2 million or a weighted average price of $9.65 per share. For the year ended December 31, 2014, the Company repurchased 1.2 million shares of common stock for a total of $11.5 million or a weighted average price of $9.61 per share. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of June 30, 2015, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2015 and 2014 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three and six months ended June 30, 2015 was income of $0.3 million. Net income (loss) attributable to other non-controlling interests for the three and six months ended June 30, 2014 was a loss of $0.2 million.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$121,056	$121,056	$—	$—	$141,091	$141,091
Real estate securities, available for sale	—	79,738	—	79,738	—	79,636	—	79,636
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
Beginning balance	$141,091	$156,616
Purchases/contributions	9,700	1,766
Distributions	(41,092)	(65,490)
Equity in earnings (1)	16,943	34,549
Unrealized gain (loss) (2)	(5,586)	13,650
Ending balance	$121,056	$141,091
__________________________________________________________

(1)	Excludes $1.8 million in current and deferred income tax expense for the year ended December 31, 2014.

(2)	Excludes $1.9 million in deferred income tax expense for the year ended December 31, 2014.
For the six months ended June 30, 2015, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates ranging from 19% to 25% and includes timing and amount of expected future cash flow.
As of June 30, 2015 and December 31, 2014, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the three and six months ended June 30, 2015, the Company recorded an unrealized loss of $3.7 million and $5.6 million, respectively, for financial assets for which the fair value option was elected. For the three and six months ended June 30, 2014, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015				December 31, 2014
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$1,217,310	(2)	$1,219,780	$1,281,738	$1,324,810	(2)	$1,327,925	$1,389,365
Real estate securities, available for sale (3)	100,542		79,738	79,738	100,542		79,636	79,636
Financial liabilities: (1)
Securitization bonds payable	$283,642		$283,409	$284,652	$413,885		$413,510	$415,284
Mortgage notes payable	317,978		318,639	318,497	318,062		318,062	319,125
Credit facilities	269,483		269,483	269,483	269,483		269,483	269,483
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of June 30, 2015 and December 31, 2014, excludes future funding commitments of $45.4 million and $59.3 million, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Three Months Ended June 30, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$17,859	$—	$1,413	$—	$19,272
Rental and other income	—	15,027	—	—	15,027
Asset management and other fees - related party	—	—	—	6,031	6,031
Mortgage notes interest expense	—	3,737	—	—	3,737
Transaction costs	363	45	—	35	443
Property operating expenses	—	7,524	—	—	7,524
General and administrative expenses	325	42	18	3,721	4,106
Depreciation and amortization	—	3,262	—	—	3,262
Unrealized gain (loss) on investments and other	—	(3,731)	—	—	(3,731)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	17,171	(3,314)	1,395	(9,787)	5,465
Equity in earnings (losses) of unconsolidated ventures	1,419	8,090	—	—	9,509
Income tax benefit (expense)	—	(779)	—	—	(779)
Net income (loss)	$18,590	$3,997	$1,395	$(9,787)	$14,195

Three Months Ended June 30, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$19,737	$—	$1,454	$—	$21,191
Rental and other income	—	5,634	—	—	5,634
Asset management and other fees - related party	—	—	—	5,723	5,723
Mortgage notes interest expense	—	1,519	—	—	1,519
Transaction costs	—	758	—	—	758
Property operating expenses	—	2,787	—	—	2,787
General and administrative expenses	227	—	—	3,302	3,529
Depreciation and amortization	—	1,420	—	—	1,420
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	19,510	(850)	1,454	(9,025)	11,089
Equity in earnings (losses) of unconsolidated ventures	217	9,523	—	—	9,740
Income tax benefit (expense)	—	(779)	—	—	(779)
Net income (loss)	$19,727	$7,894	$1,454	$(9,025)	$20,050

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$36,235	$—	$2,834	$—	$39,069
Rental and other income	—	30,027	—	—	30,027
Asset management and other fees - related party	—	—	—	12,397	12,397
Mortgage notes interest expense	—	7,248	—	—	7,248
Transaction costs	491	86	—	—	577
Property operating expenses	—	14,770	—	—	14,770
General and administrative expenses	422	78	25	7,372	7,897
Depreciation and amortization	—	7,517	—	—	7,517
Unrealized gain (loss) on investments and other	—	(5,586)	—	—	(5,586)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	35,322	(5,258)	2,809	(19,769)	13,104
Equity in earnings (losses) of unconsolidated ventures	2,890	16,943	—	—	19,833
Income tax benefit (expense)	—	(1,520)	—	—	(1,520)
Net income (loss)	$38,212	$10,165	$2,809	$(19,769)	$31,417

Six Months Ended June 30, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$36,824	$—	$2,884	$—	$39,708
Rental and other income	—	10,478	—	—	10,478
Asset management and other fees - related party	—	—	—	10,642	10,642
Mortgage notes interest expense	—	2,805	—	—	2,805
Transaction costs	—	770	—	—	770
Property operating expenses	—	5,245	—	—	5,245
General and administrative expenses	462	—	—	5,628	6,090
Depreciation and amortization	—	2,603	—	—	2,603
Realized gain (loss) on investments and other	(175)	—	—	—	(175)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	36,187	(945)	2,884	(16,270)	21,856
Equity in earnings (losses) of unconsolidated ventures	837	18,754	—	—	19,591
Income tax benefit (expense)	—	(1,493)	—	—	(1,493)
Net income (loss)	$37,024	$16,316	$2,884	$(16,270)	$39,954

The following table presents total assets by segment as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
June 30, 2015	$1,398,494	$556,531	$80,164	$18,950	$2,054,139
December 31, 2014	$1,516,904	$578,399	$79,986	$17,609	$2,192,898
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
From July 1, 2015 through August 11, 2015, the Company issued 0.8 million shares of common stock pursuant to the DRP raising proceeds of $7.3 million. As of August 11, 2015, 5.7 million shares were available to be issued pursuant to the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distributions
On August 11, 2015, the board of directors of the Company approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended December 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2015 through August 11, 2015, the Company repurchased 0.5 million shares for a total of $4.8 million or a weighted average price of $9.58 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.

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
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of June 30, 2015, NSAM has an aggregate of $24.7 billion of assets under management, adjusted for acquisitions and commitments to acquire investments through August 5, 2015, in a variety of CRE investments.  Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We have raised total gross proceeds of $1.2 billion in the Offering.

Our Investments
The following table presents our investments as of June 30, 2015 (dollars in thousands):

Investment Type:	Number	Principal Amount/ Cost (1)	% of Principal Amount
CRE Debt
First mortgage loans (2)	19	$998,221	49.1%
Mezzanine loans (2)	7	218,877	10.8%
Subordinate interests	1	34,661	1.7%
Preferred equity interests	1	72,158	3.6%
Total CRE debt	28	1,323,917	65.2%
Real estate
Real Estate Properties
Multi-tenant office	12	252,778	12.4%
Multifamily	2	114,584	5.6%
Student Housing	3	67,080	3.3%
Subtotal	17	434,442	21.3%
PE Investments
PE Investment I	1	72,198	3.6%
PE Investment II (2)	1	101,000	5.0%
Subtotal	2	173,198	8.6%
Total real estate	19	607,640	29.9%
CRE Securities
CMBS	7	100,542	4.9%
Total CRE securities	7	100,542	4.9%
Total	54	$2,032,099	100.0%
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
Our Portfolio
As of June 30, 2015, $1,323.9 million, or 65.2%, of our assets were invested in CRE debt, consisting of 28 loans with an average investment size of $47.3 million. The weighted average extended maturity of our CRE debt portfolio is 4.3 years.

The following table presents a summary of our CRE debt investments as of June 30, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value	Allocation by Investment Type (2)	Fixed Rate	Spread over LIBOR (3)	Total Unleveraged Current Yield
First mortgage loans	19	$998,221	$972,995	75.4%	—	6.16%	6.18%	100.0%
Mezzanine loans (4)	7	218,877	188,995	16.5%	10.02%	12.95%	11.92%	65.0%
Subordinate interests	1	34,661	34,661	2.6%	13.11%	—	13.24%	—
Preferred equity interests (5)	1	72,158	72,770	5.5%	10.00%	—	10.00%	—
Total/Weighted average	28	$1,323,917	$1,269,421	100.0%	10.62%	6.96%	7.45%	90.7%
___________________________________________________

(1)	Includes future funding commitments of $56.9 million.

(2)	Based on principal amount.

(3)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of June 30, 2015, we had $926.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.64%.

(4)	Includes our proportionate interest in a mezzanine loan owned through a joint venture of $69.2 million, including future funding commitments.

(5)	Excludes a $8.0 million proportionate interest in a preferred equity investment owned by a joint venture partner.
The following presents our CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Debt Investments by Property Type	Debt Investments by Geographic Location

Real Estate
Our real estate equity investment strategy focuses on direct ownership in commercial real estate, which may be structurally senior to a third-party partner’s equity, with an emphasis on properties with stable cash flow and PE Investments that have the potential to appreciate in value and therefore help overcome our upfront fees and expenses. In addition, we may own investments through a joint venture.
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

As of June 30, 2015, $434.4 million, or 21.3%, of our assets were invested in real estate properties and our portfolio was 94% occupied. The following table presents our real estate property investments as of June 30, 2015 (dollars in thousands):

Property Type	Number of Properties	Capacity		Amount (1)
Office	12	1,446,114	square feet	$252,778
Multifamily	2	1,422	units	114,584
Student Housing	3	2,166	beds	67,080
Total	17			$434,442
_____________________________________________

(1)	Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets.
Private Equity Investments
Our real estate equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of June 30, 2015, $173.2 million, or 8.6%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in millions):

							Underlying Fund Interests
PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Amount (2)	Initial NAV as a Percentage of Cost (3)	Reported NAV Growth (4)	Assets, at Cost	Implied Leverage (5)	Expected Future Contributions (6)
PE Investment I (7)	49	26	$802.4	$72,198	66.2%	26.9%	$20,400	49.1%	$3
PE Investment II (8)	24	15	$910.0	$101,000	73.5%	18.4%	$23,300	33.5%	$1
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Represents fair value and includes the deferred purchase price for PE Investment II.

(3)
Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported net asset value, or NAV.

(4)	The annualized inception to date NAV growth is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(5)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(6)	Represents the estimated amount of expected future contributions to funds as of June 30, 2015.

(7)	We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51%, of which we own 29.5% and NorthStar Realty owns 70.5%.

(8)
We, NorthStar Realty and funds managed by Goldman Sachs Asset Management each have an ownership interest in PE Investment II of 15%, 70% and 15%, respectively. PE Investment II paid an initial amount of $505 million and will pay the remaining $411 million, or 45% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of June 30, 2015, our share of the Deferred Amount was $52 million.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions	Contributions	Net
PE Investment I
Three Months Ended June 30, 2015	$5.2	$8.3	$13.5	$0.2	$13.3
February 15, 2013 to June 30, 2015 (1)	$56.7	$63.6	$120.3	$9.7	$110.6

PE Investment II
Three Months Ended June 30, 2015	$2.9	$8.2	$11.1	$9.2	$1.9
July 3, 2013 to June 30, 2015 (1)	$23.4	$39.8	$63.2	$13.0	$50.2
______________________________________________________________

(1)	Represents activity from the respective initial closing date through June 30, 2015.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of March 31, 2015:

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
As of June 30, 2015, $100.5 million, or 4.9%, of our assets were invested in CRE securities and consisted of seven CMBS investments purchased at an aggregate $51.1 million discount to par and our average investment size was $14.4 million. As of June 30, 2015, the weighted average expected maturity of our CMBS was 6.3 years.
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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first half of 2015, approximately $50 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015.
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
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing CRE debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
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
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity being raised for programs in this space in 2014 alone. We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of FINRA 15-02 and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities. These investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
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
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. We have raised total gross proceeds of $1.2 billion. Since the successful completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $350.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions, or our Securitization Financing Transactions, to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgage notes.

The following table presents our investment activity from inception through June 30, 2015 (dollars in thousands):

	From Inception Through
	June 30, 2015
Investment Type:	Number	Principal Amount/Cost (1)
CRE debt	48	$1,825,000
Real estate equity	17	434,442
PE Investments (2)	2	255,460
CRE securities	10	133,398
Total	77	$2,648,300
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is 49%.
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
In February 2012, we began using credit facilities provided by major financial institutions to partially finance new investments. Our Credit Facilities currently include two secured Term Loan Facilities that provide for an aggregate of up to $350.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. In January 2015, Securitization 2012-1 was repaid in full. As of June 30, 2015, we had $283.4 million issued as part of Securitization 2013-1, $257.8 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We currently have $92.2 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding our Securitization Financing Transactions.
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
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that its carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we establish, on a current basis, allowance for future tenant credit losses on unbilled rents receivable based upon an evaluation of the collectability of such amounts.
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
As of June 30, 2015, we had one CRE debt investment that was not performing in accordance with the contractual terms of its governing documents. Subsequent to June 30, 2015, the loan repaid in full. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of June 30, 2015, we did not have any CRE securities investments for which we elected the fair value option.
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
Operating Real Estate
Rental and other income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets.
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
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in our consolidated statements of operations.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2015, we did not have any OTTI recorded on our CRE securities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.

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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended June 30, 2015 to June 30, 2014 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Net interest income
Interest income	$24,598	$26,901	$(2,303)	(8.6)%
Interest expense	5,326	5,710	(384)	(6.7)%
Net interest income	19,272	21,191	(1,919)	(9.1)%

Property and other revenues
Rental and other income	15,027	5,634	9,393	166.7%
Total property and other revenues	15,027	5,634	9,393	166.7%

Expenses
Asset management and other fees - related party	6,031	5,723	308	5.4%
Mortgage notes interest expense	3,737	1,519	2,218	146.0%
Transaction costs	443	758	(315)	(41.6)%
Property operating expenses	7,524	2,787	4,737	170.0%
General and administrative expenses	4,106	3,529	577	16.4%
Depreciation and amortization	3,262	1,420	1,842	129.7%
Total expenses	25,103	15,736	9,367	59.5%

Other income (loss)
Unrealized gain (loss) on investments and other	(3,731)	—	(3,731)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,465	11,089	(5,624)	(50.7)%
Equity in earnings (losses) of unconsolidated ventures	9,509	9,740	(231)	(2.4)%
Income tax benefit (expense)	(779)	(779)	—	—%
Net income (loss)	$14,195	$20,050	$(5,855)	(29.2)%
Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,224,525	$23,142	7.56%	$1,173,219	$25,405	8.66%
CRE securities investments	51,656	1,456	11.27%	53,854	1,496	11.11%
	$1,276,181	$24,598	7.71%	$1,227,073	$26,901	8.77%
Interest-bearing liabilities:
Securitization bonds payable	$294,994	$2,346	3.18%	$487,421	$4,601	3.78%
Credit facilities	269,483	2,980	4.42%	98,803	1,109	4.49%
	$564,477	$5,326	3.77%	$586,224	$5,710	3.90%
Net interest income		$19,272			$21,191
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decrease of $2.3 million was primarily attributable to a decrease in income of $8.2 million for loans that paid off during or subsequent to the second quarter 2014, partially offset by an increase in income of $5.5 million on new loans originated and prepayment fees on loans that paid off in the second quarter 2015.
Interest expense decrease of $0.4 million was primarily attributable to a decrease in expense for our Securitization Financing Transactions due to repayments, partially offset by an increase in expense on our Credit Facilities due to new borrowings.
Other Revenues
Rental and Other Income
Rental and other income increase of $9.4 million was attributable to real estate equity investments acquired subsequent to the first quarter 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $0.3 million was primarily due to an increase in asset management fees driven by an increase in average invested assets.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $2.2 million was attributable to real estate equity investments acquired subsequent to the first quarter 2014.
Transaction Costs
Transaction costs represent costs such as professional fees associated with the acquisition of real estate equity investments.
Property Operating Expenses
Property operating expenses increase of $4.7 million was attributable to real estate equity investments acquired subsequent to the first quarter 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $0.6 million was primarily attributable to an increase in average invested assets of $450.0 million, driven by an increase in operating real estate of $250.0 million and debt investments of $200.0 million, resulting in a $0.6 million increase in expense.
Depreciation and Amortization
Depreciation and amortization expense increase of $1.8 million was attributable to real estate equity investments acquired subsequent to the first quarter 2014.
Unrealized Gain (Loss) on Investments and Other
For the three months ended June 30, 2015, we recorded an unrealized loss of $3.7 million on PE Investment I, representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014. We did not record any unrealized gain (loss) in the three months ended June 30, 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decrease of $0.2 million was primarily attributable to a decrease in earnings from PE Investments partially offset by an increase in earnings from a joint venture entered into in the second quarter 2014.
Income Tax Benefit (Expense)
For the three months ended June 30, 2015 and 2014, we recorded income tax expense of $0.8 million related to PE Investments.
Comparison of the Six Months Ended June 30, 2015 to June 30, 2014 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Net interest income
Interest income	$50,219	$51,002	$(783)	(1.5)%
Interest expense	11,150	11,294	(144)	(1.3)%
Net interest income	39,069	39,708	(639)	(1.6)%

Property and other revenues
Rental and other income	30,027	10,478	19,549	186.6%
Total property and other revenues	30,027	10,478	19,549	186.6%

Expenses
Asset management and other fees - related party	12,397	10,642	1,755	16.5%
Mortgage notes interest expense	7,248	2,805	4,443	158.4%
Transaction costs	577	770	(193)	(25.1)%
Property operating expenses	14,770	5,245	9,525	181.6%
General and administrative expenses	7,897	6,090	1,807	29.7%
Depreciation and amortization	7,517	2,603	4,914	188.8%
Total expenses	50,406	28,155	22,251	79.0%

Other income (loss)
Realized gain (loss) on investments and other	—	(175)	175	100.0%
Unrealized gain (loss) on investments and other	(5,586)	—	(5,586)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	13,104	21,856	(8,752)	(40.0)%
Equity in earnings (losses) of unconsolidated ventures	19,833	19,591	242	1.2%
Income tax benefit (expense)	(1,520)	(1,493)	(27)	1.8%
Net income (loss)	$31,417	$39,954	$(8,537)	(21.4)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,258,992	$47,300	7.51%	$1,146,237	$48,032	8.38%
CRE securities investments	51,511	2,919	11.33%	53,705	2,970	11.06%
	$1,310,503	$50,219	7.66%	$1,199,942	$51,002	8.50%
Interest-bearing liabilities:
Securitization bonds payable	$334,624	$4,401	2.63%	$494,067	$9,354	3.79%
Credit facilities	269,483	6,749	5.01%	75,309	1,940	5.15%
	$604,107	$11,150	3.69%	$569,376	$11,294	3.97%
Net interest income		$39,069			$39,708
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decrease of $0.8 million was primarily attributable to a decrease in income of $14.9 million for loans that paid off during or subsequent to the second quarter 2014, partially offset by an increase in income of $13.4 million on new loans originated and $0.7 million on additional funding on existing loans.
Interest expense decrease of $0.1 million was primarily attributable to a decrease in expense for our Securitization Financing Transactions due to repayments, partially offset by an increase in expense on our Credit Facilities due to new borrowings.
Other Revenues
Rental and Other Income
Rental and other income increase of $19.5 million was attributable to real estate equity investments acquired subsequent to the first quarter 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $1.8 million was primarily due to an increase in asset management fees driven by an increase in average invested assets.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $4.4 million was attributable to real estate equity investments acquired subsequent to the first quarter 2014.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new real estate equity investments.
Property Operating Expenses
Property operating expenses increase of $9.5 million was attributable to real estate equity investments acquired subsequent to the first quarter 2014.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $1.8 million was primarily attributable to an increase in average invested assets of $450.0 million, driven by an increase in debt investments of $250.0 million and operating real estate of $200.0 million, resulting in a $1.8 million increase in expense.
Depreciation and Amortization
Depreciation and amortization expense increase of $4.9 million was attributable to real estate equity investments acquired subsequent to the first quarter 2014.
Realized Gain (Loss) on Investments and Other
In the first quarter 2014, we recognized a realized loss of $0.2 million from the sale of a mezzanine loan participation. There were no sales of investments in the six months ended June 30, 2015.
Unrealized Gain (Loss) on Investments and Other
For the six months ended June 30, 2015, we recorded an unrealized loss of $5.6 million on PE Investment I, representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014. We did not record any unrealized gain (loss) in the six months ended June 30, 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $0.2 million was primarily attributable to earnings from a joint venture entered into in the second quarter 2014 partially offset by a decrease in earnings from PE Investments.
Income Tax Benefit (Expense)
For the six months ended June 30, 2015 and 2014, we recorded income tax expense of $1.5 million related to PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of June 30, 2015, we had $431.8 million carrying value of CRE debt investments financed with $283.6 million of securitization bonds.
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

The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to June 30, 2015 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to June 30, 2015	106,253	1,310
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
Credit Facilities
We currently have four Credit Facilities including two Term Loan Facilities that provide up to an aggregate of $350.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2016 to October 2016 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through October 2019. The advance rate and maturity date of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
In July 2012, a subsidiary of the Company entered into a credit and security agreement (“Loan Facility 3”) which had an initial maturity date of July 30, 2015. The Company did not elect to exercise its extension option as set forth in the governing documents and as of the date of election there were no assets financed under this facility.
Offering
We have raised total gross proceeds of $1.2 billion.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of June 30, 2015, our leverage as a percentage of our cost of investments was 49%.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and NorthStar Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Prior Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering expenses through the completion of our Total Primary Offering was 10.7% of total proceeds raised from our Total Primary Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. On June 25, 2015, our board of directors approved the renewal of the advisory agreement for an additional one-year term, on terms identical to those previously in effect.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$47,432	$46,160
Investing activities	114,266	(198,734)
Financing activities	(157,159)	130,708
Net increase (decrease) in cash	$4,539	$(21,866)
Six Months Ended June 30, 2015 Compared to June 30, 2014
Net cash provided by operating activities was $47.4 million for the six months ended June 30, 2015 compared to $46.2 million for the six months ended June 30, 2014. Net cash provided by operating activities related to net interest income and rental income generated from our investments and distributions from PE Investments, partially offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses and general and administrative expenses.
Net cash provided by investing activities was $114.3 million for the six months ended June 30, 2015 compared to net cash used of $198.7 million for the six months ended June 30, 2014. Net cash provided by investing activities for the six months ended June 30, 2015 related to repayments from CRE debt investments and distributions from PE Investments, partially offset by additional fundings on CRE debt investments and improvements of operating real estate. Net cash used in investing activities for the six months ended June 30, 2014 related to the origination of CRE debt investments, investments in unconsolidated ventures and the acquisition of operating real estate, partially offset by repayments from CRE debt investments, distributions from PE Investments and proceeds from the sale of a CRE debt investment.
Net cash used in financing activities was $157.2 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $130.7 million for the six months ended June 30, 2014. Net cash used in financing activities for the six months ended June 30, 2015 related to the repayment of securitization bonds, distributions paid on our common stock and share repurchases, partially offset by proceeds from our DRP. Net cash provided by financing activities for the six months ended June 30, 2014 related to net borrowings from Credit Facilities, a decrease in restricted cash at Securitization 2013-1 and proceeds from our DRP, partially offset by distributions paid on our common stock, repayment of securitization bonds, share repurchases and the payment of deferred financing costs.
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
Reimbursements to Advisor
Operating Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$6,031	$5,379	$12,397	$10,123
Acquisition (1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	—	3,369	—	3,489
Disposition (1)	Real estate debt investments, net / Asset management and other fees- related party	220	632	1,236	807
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	3,624	3,007	6,378	5,262
____________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2015, our Advisor deferred $0.5 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of June 30, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $7.0 million, that remain eligible to allocate to us.
NorthStar Realty Purchase of Common Stock
Pursuant to the Second Amended and Restated Distribution Support Agreement, as amended, or our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. From inception through the expiration of our Distribution Support Agreement in July 2013, NorthStar Realty purchased 507,980 shares of our common stock for $4.6 million under such commitment.

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
Recent Developments
Distribution Reinvestment Plan
From July 1, 2015 through August 11, 2015, we issued 0.8 million shares of common stock pursuant to our DRP raising proceeds of $7.3 million. As of August 11, 2015, 5.7 million shares were available to be issued pursuant to our DRP.
Distributions
On August 11, 2015, our board of directors approved a daily cash distribution of $0.002191781 per share of common stock for each of the three months ended December 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2015 through August 11, 2015, we repurchased 0.5 million shares for a total of $4.8 million or a weighted average price of $9.58 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$13,943	$20,228	$31,087	$40,159
Adjustments:
Depreciation and amortization	3,262	1,420	7,517	2,603
Depreciation and amortization related to non-controlling interests	(402)	(221)	(1,012)	(397)
Funds from operations	$16,803	$21,427	$37,592	$42,365
Modified funds from operations:
Funds from operations	$16,803	$21,427	$37,592	$42,365
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,679	2,181	3,647	4,799
Acquisition fees and transaction costs on investments	443	1,102	577	1,114
Straight-line rental (income) loss	(421)	—	(992)	—
Realized (gain) loss on investments and other	—	—	—	175
Unrealized (gain) loss on investments and other	3,731	—	5,586	—
Adjustments related to non-controlling interests	26	(159)	(70)	(164)
Deferred tax (benefit) expense	97	420	97	775
Modified funds from operations	$22,358	$24,971	$46,437	$49,064
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through June 30, 2015, we paid distributions at an annualized distribution rate of $0.80 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the six months ended June 30, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
Distributions Declared (1)
Cash	$25,551		$50,252
DRP	21,601		42,870
Total	$47,152		$93,122

Sources of Distributions (1)
Funds from Operations (2)	$37,592	80%	$93,122	100%
Distribution support proceeds	—	—	—	—
Offering proceeds	9,560	20%	—	—
Total	$47,152	100%	$93,122	100%

Cash Flow Provided by (Used in) Operations	$47,432		$93,392
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through June 30, 2015, we declared distributions of $253.6 million, of which 84% was paid from FFO, 14% was paid from offering proceeds and 2% was paid from distribution support proceeds. From inception through June 30, 2015, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $24.0 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

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
As of June 30, 2015, our portfolio generated a 12.8% current yield on invested equity before expenses and excluding uninvested cash (our portfolio generated a current yield on invested equity of 7.5%, net of expenses and including uninvested cash, as a result of the lag time in deploying capital from repayments).  There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Interest Rate Risk
Changes in interest rates affect our net income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and derivatives.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of June 30, 2015, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $1.4 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2015, no CRE debt investment contributed more than 10% of interest income.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
For the three months ended June 30, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	259,387	$9.66	259,387	(1)
May 1 to May 31	—	—	—	(1)
June 1 to June 30	—	—	—	(1)
Total	259,387	$9.66	259,387
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

As of June 30, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On June 26, 2015, we granted 4,990 shares of restricted common stock at $10.02 per share to each of our independent directors for an aggregate of 14,970 shares of restricted common stock, pursuant to our independent director compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 5. Other
On August 11, 2015, the board of directors (the “Board”) of NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”) appointed Daniel R. Gilbert as Chairman and a member of the Board, in addition to his existing role as Chief Executive Officer and President of NorthStar Income. To facilitate this change, on August 11, 2015, David T. Hamamoto resigned as Chairman and as a member of the Board of NorthStar Income, effective immediately. Mr. Hamamoto will continue to provide investment and other strategic services to NorthStar Income as a member of its advisor’s investment committee, as well as through his leadership role as Executive Chairman of NorthStar Asset Management Group Inc. (“NSAM”), NorthStar Income’s sponsor.
Concurrently with Mr. Gilbert’s appointment, Frank V. Saracino was appointed as NorthStar Income’s Chief Financial Officer and Treasurer, effective on August 17, 2015. In addition, Mr. Saracino was appointed as Chief Financial Officer and Treasurer of each of NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) and NorthStar/RXR New York Metro Income, Inc. (“NorthStar/RXR”), effective on August 17, 2015. Prior to his appointment, Mr. Saracino, age 49, was with Prospect Capital Corporation (“Prospect”) from July 2012 to December 2014. In addition, during his tenure at Prospect, Mr. Saracino served as Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of each of Priority Senior Secured Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. and their respective investment advisers and served as a Managing Director of Prospect Administration, LLC. Prior to joining Prospect, Mr. Saracino was a Managing Director at Macquarie Group and Head of Finance from August 2008 to June 2012 for its Americas non-trading businesses. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. He holds a Bachelor of Science degree from Syracuse University.
In addition, concurrently with the foregoing appointments, Jenny B. Neslin was appointed to serve as General Counsel and Secretary of NorthStar Income, effective on August 17, 2015. Ms. Neslin, age 33, also serves as Associate General Counsel and Assistant Secretary of NSAM, a position she has held since January 2014. Ms. Neslin joined NorthStar Realty Finance Corp. in July 2013, where she continues to serve as its Associate General Counsel and, since April 2014, Assistant Secretary. Prior to her new role at NorthStar Income, since April 2014, Ms. Neslin served as its Associate General Counsel and Assistant Secretary. Ms. Neslin also serves as Associate General Counsel and Assistant Secretary of each of NorthStar Healthcare Income, Inc., NorthStar Income II and NorthStar/RXR, positions she has held since April 2014. Effective on August 17, 2015, Ms. Neslin will serve as General Counsel and Secretary of NorthStar Income II. Ms. Neslin began her legal career at Clifford Chance US LLP, a global law firm, where she was an associate in its Capital Markets group from October 2007 to July 2013. During her tenure at Clifford Chance, Ms. Neslin primarily advised REITs and investment banks in public and private capital markets transactions. This experience included advising non-traded REITs and other direct participation programs in continuous offerings, ongoing disclosure and reporting obligations under U.S. federal securities laws and other corporate governance matters. Ms. Neslin holds a Bachelor of Music in Music Business from New York University in New York, New York and a Juris Doctor from Benjamin N. Cardozo School of Law in New York, New York.
To facilitate Mr. Saracino’s and Ms. Neslin’s respective appointments, on August 11, 2015, Debra A. Hess and Ronald J. Lieberman resigned as Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Secretary, respectively, effective on August 17, 2015. Ms. Hess and Mr. Lieberman will continue to provide financial, accounting and/or legal services to NorthStar Income through their respective roles as Chief Financial Officer and Executive Vice President, General Counsel and Secretary of NSAM.

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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Equity for the six months ended June 30, 2015(unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.

Date:	August 12, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

Date:	August 12, 2015	By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer and Treasurer