Form 10-Q
period 2015-09-30
NorthStar Real Estate Income Trust, Inc.
filed 2015-11-12
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
The Company has one class of common stock, $0.01 par value per share, 120,376,270 shares outstanding as of November 10, 2015.

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

PART I. Financial Information
Item 1.  Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$53,993	$35,755
Restricted cash	95,544	125,459
Real estate debt investments, net	1,221,256	1,327,925
Operating real estate, net	365,048	403,347
Investments in unconsolidated ventures (refer to Note 5)	169,273	195,860
Real estate securities, available for sale	75,160	79,636
Receivables, net	9,866	12,080
Deferred costs and other assets, net	44,539	12,836
Total assets	$2,034,679	$2,192,898
Liabilities
Securitization bonds payable	$271,272	$413,510
Mortgage notes payable	318,492	318,062
Credit facilities	291,835	269,483
Due to related party	377	—
Accounts payable and accrued expenses	7,756	13,812
Escrow deposits payable	78,812	104,325
Distribution payable	7,908	8,007
Other liabilities	13,683	3,002
Total liabilities	990,135	1,130,201
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 120,263,855 and 117,846,562 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,202	1,178
Additional paid-in capital	1,073,514	1,050,632
Retained earnings (accumulated deficit)	(71,377)	(36,884)
Accumulated other comprehensive income (loss)	23,039	28,414
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,026,378	1,043,340
Non-controlling interests	18,166	19,357
Total equity	1,044,544	1,062,697
Total liabilities and equity	$2,034,679	$2,192,898

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest income
Interest income	$24,621	$25,392	$74,840	$76,394
Interest expense	5,045	3,847	16,195	15,141
Net interest income	19,576	21,545	58,645	61,253

Property and other revenues
Rental and other income	14,637	6,834	44,664	17,312
Total property and other revenues	14,637	6,834	44,664	17,312

Expenses
Asset management and other fees - related party	5,906	6,959	18,303	17,602
Mortgage notes interest expense	3,768	1,812	11,016	4,617
Transaction costs	—	1,638	577	2,408
Property operating expenses	8,087	4,020	22,857	9,264
General and administrative expenses (refer to Note 8)	3,947	3,471	11,843	9,561
Depreciation and amortization	12,598	1,660	20,115	4,263
Total expenses	34,306	19,560	84,711	47,715

Other income (loss)
Realized gain (loss) on investments and other	—	—	—	(175)
Unrealized gain (loss) on investments and other	(3,828)	—	(9,414)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,921)	8,819	9,184	30,675
Equity in earnings (losses) of unconsolidated ventures	8,133	11,190	27,966	30,780
Income tax benefit (expense)	1,153	(1,075)	(366)	(2,567)
Net income (loss)	5,365	18,934	36,784	58,888
Net (income) loss attributable to non-controlling interests	408	146	77	351
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$5,773	$19,080	$36,861	$59,239
Net income (loss) per share of common stock, basic/diluted	$0.05	$0.16	$0.31	$0.51
Weighted average number of shares of common stock outstanding, basic/diluted	120,015,384	116,833,981	119,242,349	115,997,715
Distributions declared per share of common stock	$0.20	$0.20	$0.60	$0.60

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,365	$18,934	$36,784	$58,888
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(4,884)	(626)	(5,375)	2,820
Total other comprehensive income (loss)	(4,884)	(626)	(5,375)	2,820
Comprehensive income (loss)	481	18,308	31,409	61,708
Comprehensive (income) loss attributable to non-controlling interests	408	146	77	351
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$889	$18,454	$31,486	$62,059

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - contributions	—	—	—	—	—	—	15,727	15,727
Non-controlling interests - distributions	—	—	—	—	—	—	(773)	(773)
Proceeds from distribution reinvestment plan	4,493	45	42,614	—	—	42,659	—	42,659
Shares redeemed for cash	(1,193)	(12)	(11,456)	—	—	(11,468)	—	(11,468)
Issuance and amortization of equity-based compensation	11	—	126	—	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	15,370	15,370	—	15,370
Distributions declared	—	—	—	(93,122)	—	(93,122)	—	(93,122)
Net income (loss)	—	—	—	89,124	—	89,124	(171)	88,953
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697
Non-controlling interests - contributions	—	—	—	—	—	—	177	177
Non-controlling interests - distributions	—	—	—	—	—	—	(1,291)	(1,291)
Proceeds from distribution reinvestment plan	3,442	34	32,738	—	—	32,772	—	32,772
Shares redeemed for cash	(1,040)	(10)	(9,996)	—	—	(10,006)	—	(10,006)
Issuance and amortization of equity-based compensation	15	—	140	—	—	140	—	140
Other comprehensive income (loss)	—	—	—	—	(5,375)	(5,375)	—	(5,375)
Distributions declared	—	—	—	(71,354)	—	(71,354)	—	(71,354)
Net income (loss)	—	—	—	36,861	—	36,861	(77)	36,784
Balance as of September 30, 2015 (Unaudited)	120,264	$1,202	$1,073,514	$(71,377)	$23,039	$1,026,378	$18,166	$1,044,544

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$36,784	$58,888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(27,966)	(30,780)
Depreciation and amortization	20,115	4,263
Straight line rental income	(1,303)	—
Amortization of capitalized above/below market leases	911	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	2,355	2,011
Amortization of deferred financing costs	3,000	3,177
Interest accretion on investments	(5,320)	—
Distributions from unconsolidated ventures (refer to Note 5)	23,639	27,967
Realized (gain) loss on investments and other	—	175
Unrealized (gain) loss on investments and other	9,414	—
Amortization of equity-based compensation	140	94
Deferred income tax expense	(1,419)	1,490
Changes in assets and liabilities:
Restricted cash	5,647	(1,713)
Receivables, net	808	(48)
Deferred costs and other assets	(2,717)	927
Due to related party	377	3,563
Accounts payable and accrued expenses	6,865	7,681
Other liabilities	500	584
Net cash provided by (used in) operating activities	71,830	78,279
Cash flows from investing activities:
Origination of real estate debt investments, net	(57,031)	(406,664)
Repayment on real estate debt investments	168,059	199,885
Proceeds from sale of real estate debt investments	—	17,325
Acquisition of operating real estate	—	(153,108)
Improvements of operating real estate	(6,563)	(2,110)
Investments in unconsolidated ventures (refer to Note 5)	(9,958)	(52,755)
Distributions from unconsolidated ventures (refer to Note 5)	24,512	28,585
Change in restricted cash	(2,052)	(8,227)
Net cash provided by (used in) investing activities	116,967	(377,069)
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	32,772	31,802
Shares redeemed for cash	(10,006)	(7,623)
Distributions paid on common stock	(71,452)	(69,491)
Repayment of mortgage notes	(132)	(75)
Borrowings from mortgage notes	—	108,850
Repayment of securitization bonds	(142,441)	(52,015)
Borrowings from credit facilities	23,813	189,348
Repayment of credit facilities	(1,460)	(16,638)
Change in restricted cash	—	41,801
Payment of deferred financing costs	(539)	(1,619)
Contributions from non-controlling interests	177	12,663
Distributions to non-controlling interests	(1,291)	(381)
Net cash provided by (used in) financing activities	(170,559)	236,622
Net increase (decrease) in cash	18,238	(62,168)
Cash - beginning of period	35,755	119,595
Cash - end of period	$53,993	$57,427
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$25,513	$54,261
Distribution payable	7,908	7,699
Non-cash related to PE Investments (refer to Note 5)	6,945	1,797
Accrued acquisition fee	—	1,127
CRE debt investment payoff due from servicer	—	14,580
Acquisition of operating real estate / assumption of mortgage notes payable	—	29,133
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
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2015 and December 31, 2014. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of September 30, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company initially registered to offer up to 100,000,000 shares pursuant to its primary offering to the public (the “Primary Offering”) and up to 10,526,315 shares pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. In April 2013, the board of directors of the Company authorized the reallocation of shares available under the DRP to the Primary Offering. The Primary Offering (including 7.6 million shares reallocated from the DRP, the “Total Primary Offering”) was completed on July 1, 2013 and all of the shares initially registered for the Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to the DRP, the Company continues to offer DRP shares beyond the Total Primary Offering.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of September 30, 2015, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $48.5 million as of September 30, 2015. The Company’s maximum exposure to loss as of September 30, 2015 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of September 30, 2015. The Company did not provide financial support to its unconsolidated VIE during the nine months ended September 30, 2015. As of September 30, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.

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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option for its assets and liabilities. However, the Company has elected the fair value option for PE Investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of September 30, 2015, the Company did not have any CRE securities investments for which it elected the fair value option.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2015, the Company did not have any OTTI recorded on its CRE securities.
Derivatives
Derivatives are used to manage exposure to interest rate risk. All cash settlements and any change in fair value are recorded in interest income in the consolidated statements of operations. As of September 30, 2015, the Company had one interest rate floor as a hedge related to its floating-rate investments, maturing in October 2015 with a fair value of $0.3 million and a notional amount of $225.0 million. Derivatives are generally valued using a third-party pricing service. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Refer to Note 12 for further disclosure. The interest rate floor is included in deferred costs and other assets, net on the consolidated balance sheet as of September 30, 2015.
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
The Company recorded an income tax benefit of $1.2 million and expense of $1.1 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded an income tax expense of $0.4 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015. See “Note 4. Operating Real Estate” for more information regarding adjustments to provisional amounts that occurred during the three months ended September 30, 2015.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount (1)	Carrying Value (2)	Allocation by Investment Type (3)	Fixed Rate	Spread over LIBOR (4)	Total Unleveraged Current Yield
First mortgage loans	18	$1,004,972	$977,158	79.4%	—	6.21%	6.24%	100.0%
Mezzanine loans	6	144,880	126,486	11.4%	10.10%	13.47%	13.24%	91.7%
Subordinate interests	1	35,802	35,802	2.8%	13.11%	—	13.24%	—
Preferred equity interests (5)	1	81,222	81,810	6.4%	10.00%	—	10.00%	—
Total/Weighted average	26	$1,266,876	$1,221,256	100.0%	10.87%	6.97%	7.42%	89.8%
__________________________________________________________

(1)	Includes future funding commitments of $48.2 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $420.4 million for Securitization 2013-1 and $423.4 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of September 30, 2015, the Company had $922.8 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.49%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $73.7 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
October 1 to December 31, 2015	$266,565	$—
Years Ending December 31:
2016	225,700	63,240
2017	341,247	213,325
2018	45,050	360,750
2019	162,150	253,247
Thereafter	226,164	376,314
Total	$1,266,876	$1,266,876
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.1 years.
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
As of September 30, 2015, all CRE debt investments were performing in accordance with the contractual terms. For the nine months ended September 30, 2015, no CRE debt investment contributed more than 10% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Land and improvements	$55,424	$43,504
Buildings and improvements	324,898	365,439
Furniture, fixtures and equipment	4,099	1,304
Subtotal	$384,421	$410,247
Less: Accumulated depreciation	(19,373)	(6,900)
Operating real estate, net	$365,048	$403,347

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued for two of the Company’s properties acquired in 2014 and finalized in the third quarter of 2015 (dollars in thousands):

Assets:
Land and improvements	$36,525
Buildings and improvements (1)	165,806
Other assets acquired (2)	42,844
Total assets acquired	$245,175
Liabilities:
Mortgage notes payable	$186,550
Other liabilities assumed (3)	11,692
Total liabilities	198,242
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	43,473
Non-controlling interests	3,460
Total equity	46,933
Total liabilities and equity	$245,175
____________________________________________________________

(1)	Includes tenant improvements.

(2)	Primarily includes in place lease intangibles, leasing commissions and above market leases, as applicable.

(3)	Primarily includes below market leases.
In accordance with the newly adopted guidance, during the measurement-period, the Company determined that certain allocations of operating real estate acquired needed to be reclassified to deferred costs and other assets, net and other liabilities. The following table presents the effect of such purchase price reclassifications on the consolidated balance sheet as of September 30, 2015 (dollars in thousands):

	As Previously Determined	Measurement Period Adjustments	Revised
Operating real estate, net	$233,483	$(31,152)	$202,331
Deferred costs and other assets, net (1)	—	42,844	42,844
Other liabilities (2)	—	(11,692)	(11,692)
____________________________________________________________

(1)	Primarily includes in place lease intangibles, leasing commissions and above market leases, as applicable.

(2)	Primarily includes below market leases.
During the three and nine months ended September 30, 2015, the Company recorded a measurement-period adjustment to earnings of $(2.7) million related to the year ended December 31, 2014. The table below shows the details of such adjustments:

Decrease in Rental and other income (1)	$(469)
Increase in Depreciation and amortization (2)	(2,249)
Total prior year measurement-period adjustment	$(2,718)
____________________________________________________________

(1)	Due to amortization of above and below market leases, net.

(2)	Due to depreciation of tenant improvements and amortization of in place lease intangibles and leasing commissions.

5.	Investments in Unconsolidated Ventures
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
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there was one significant unconsolidated joint

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

venture with respect to certain PE Investments as of September 30, 2015. Summarized financial data for such unconsolidated joint ventures for the three months ended June 30, 2015, which is the most recent financial information available from the underlying fund, included net investment loss of $1.1 million, realized gains of $9.9 million and unrealized losses of $12.6 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
Summary
The following tables summarize the Company’s PE Investments as of September 30, 2015 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds	Purchase Price	Expected Future Contributions (2)
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$2
PE Investment II	July 3, 2013	September 30, 2012	24	75.7	—
Total			73	$193.7	$2
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of September 30, 2015.

	Carrying Value		Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
PE Investment	September 30, 2015	December 31, 2014	Equity in Earnings	Cash Distributions	Cash Contributions	Equity in Earnings	Cash Distributions	Cash Contributions
PE Investment I (1)	$69.1	$91.5	$4.1	$3.7	$0.3	$6.5	$7.5	$0.4
PE Investment II	42.6	49.6	2.6	8.9	—	3.4	8.7	—
Total	$111.7	$141.1	$6.7	$12.6	$0.3	$9.9	$16.2	$0.4
___________________________________________________________

(1)	For the three months ended September 30, 2015, the Company recorded an unrealized loss of 3.8 million related to PE Investment I.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
PE Investment	Equity in Earnings	Cash Distributions	Cash Contributions	Equity in Earnings	Cash Distributions	Cash Contributions
PE Investment I (1)	$15.1	$28.8	$0.8	$19.2	$27.1	$0.4
PE Investment II(2)	8.5	24.8	9.2	9.4	19.3	1.1
Total	$23.6	$53.6	$10.0	$28.6	$46.4	$1.5
___________________________________________________________

(1)	For the nine months ended September 30, 2015, the Company recorded an unrealized loss of 9.4 million related to PE Investment I.

(2)	Contributions for the nine months ended September 30, 2015 represents a payment of the deferred purchase price for PE Investment II.
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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. As of September 30, 2015, the Company’s share of the Deferred Amount was $52.1 million. In April 2015, PE Investment II paid $61.3 million of the Deferred Amount to PE II Seller, of which the Company’s share was $9.2 million. The Company funded all of its proportionate share of the Initial Amount at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
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
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owns 50% of the mezzanine loan, of which the Company’s interest in the joint venture is 78.0%. As of September 30, 2015, the carrying value of the investment was $57.6 million. For the three and nine months ended September 30, 2015, the Company recognized $1.4 million and $4.3 million of equity in earnings, respectively. For the three and nine months ended September 30, 2014, the Company recognized $1.3 million and $1.5 million of equity in earnings, respectively.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Realty acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 35.0% and NorthStar Realty owns 65.0%. There was no carrying value as of September 30, 2015 and December 31, 2014. For the nine months ended September 30, 2014, the Company recognized $0.6 million of equity in earnings.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount (1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Number			Gain	(Loss)		Coupon (2)
September 30, 2015	7	$100,542	$52,120	$24,358	$(1,318)	$75,160	4.50%	9.15%
December 31, 2014	7	100,542	51,222	29,264	(850)	79,636	4.63%	9.40%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $16.8 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded unrealized gains (losses) in OCI for the three months ended September 30, 2015 and 2014 of $(4.9) million and $(0.6) million, respectively. The Company recorded unrealized gains (losses) in OCI for the nine months ended September 30, 2015 and 2014 of $(5.4) million and $2.8 million, respectively. As of September 30, 2015, the Company held two securities with an aggregate carrying value of $16.8 million with an unrealized loss of $1.3 million, both of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of September 30, 2015, the weighted average contractual maturity of CRE securities was 32 years with an expected maturity of 6.0 years.

7.	Borrowings
The following table presents borrowings as of September 30, 2015 and December 31, 2014 (dollars in thousands):

					September 30, 2015		December 31, 2014
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1		Non-recourse	Aug-29	LIBOR + 3.02%	$271,443	$271,272	$367,363	$367,011
Securitization 2012-1		N/A	N/A	N/A	—	—	46,522	46,499
Subtotal securitization bonds payable					271,443	271,272	413,885	413,510

Mortgage notes payable
Multifamily 1		Non-recourse	Dec-23	4.84%	43,500	43,500	43,500	43,500
Multifamily 2		Non-recourse	Dec-23	4.94%	43,000	43,000	43,000	43,000
Office 1		Non-recourse	Oct-24	4.47%	108,850	108,850	108,850	108,850
Office 2		Non-recourse	Jan-25	4.30%	77,700	77,700	77,700	77,700
Student housing 1		Non-recourse	Jan-24	5.15%	16,000	16,000	16,000	16,000
Student housing 2 (2)		Non-recourse	Dec-20	5.27%	12,680	12,987	12,812	12,812
Student housing 3		Non-recourse	Nov-16	5.84%	16,200	16,455	16,200	16,200
Subtotal mortgage notes payable					317,930	318,492	318,062	318,062

Credit facilities
Loan Facility 2	$150,000	Partial Recourse (3)	Oct-19 (4)	2.75% (5)	108,913	108,913	85,100	85,100
Loan Facility 4	200,000	Partial Recourse (6)	Mar-18 (7)	2.74% (8)	171,237	171,237	172,698	172,698
CMBS Facilities		Recourse	(9)	1.55%	11,685	11,685	11,685	11,685
Subtotal credit facilities	$350,000				291,835	291,835	269,483	269,483
Total					$881,208	$881,599	$1,001,430	$1,001,055
_____________________________________________________

(1)	Represents the weighted average as of September 30, 2015, as applicable.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

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

(7)
The next maturity date is March 11, 2016, with two, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(8)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%.

(9)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on fully extended maturity as of September 30, 2015 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
October 1 to December 31, 2015	$11,685	$—	$—	$11,685
Years Ending December 31:
2016	16,200	—	16,200	—
2017	—	—	—	—
2018	171,237	—	—	171,237
2019	—	—	—	—
Thereafter	682,086	271,443	301,730	108,913
Total	$881,208	$271,443	$317,930	$291,835
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
In July 2012, a subsidiary of the Company entered into a credit and security agreement (“Loan Facility 3”) of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

commercial real estate. In connection with Loan Facility 3, the Operating Partnership agreed to guarantee interest payments and the customary obligations under Loan Facility 3 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in the Company’s borrowing subsidiary as collateral. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.8 million and as much as $7.5 million in unrestricted cash or other eligible investments at all times during the term of Loan Facility 3. The Company did not elect to exercise its extension option, which had an initial maturity date of July 30, 2015, as set forth in the governing documents.
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
The loan facilities are collectively herein referred to as Term Loan Facilities. As of September 30, 2015, the Company had $423.4 million carrying value of CRE debt investments, financed with $280.2 million under two Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2015, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of September 30, 2015, the Company had $16.8 million carrying value of CRE securities, financed with $11.7 million under its CMBS Facilities.

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
Reimbursements to Advisor
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s and its affiliates’ compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees- related party	$5,906	$5,637	$18,303	$15,760	$—	$—
Acquisition (1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	451	3,200	451	6,689	—	—
Disposition (1)	Real estate debt investments, net / Asset management and other fees - related party	626	1,367	1,862	2,174	377	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	3,681	3,208	10,058	8,470	—	—
Total						$377	$—
___________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2015, the Advisor deferred $0.5 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of September 30, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $6.6 million, that remain eligible to allocate to the Company.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2015, the Company’s independent directors were granted a total of 65,970 shares of restricted common stock for an aggregate $660,000. The restricted stock granted prior to 2013 generally vests quarterly over four years and the restricted stock granted in 2013, 2014 and 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $36,563 and $33,690 for the three months ended September 30, 2015 and 2014, respectively. The Company recognized equity-based compensation expense of $140,342 and $93,558 for the nine months ended September 30, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the nine months ended September 30, 2015, the Company issued 3.4 million shares totaling $32.8 million of proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 4.5 million shares totaling $42.7 million of proceeds pursuant to the DRP. From inception through September 30, 2015, the Company issued 12.6 million shares totaling $119.9 million of proceeds pursuant to the DRP.
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
The following table presents distributions declared for the nine months ended September 30, 2015 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,328	$3,705	$8,033
February	3,932	3,332	7,264
March	4,380	3,683	8,063
April	4,256	3,574	7,830
May	4,389	3,709	8,098
June	4,265	3,599	7,864
July	4,437	3,714	8,151
August	4,397	3,746	8,143
September	4,273	3,635	7,908
Total	$38,657	$32,697	$71,354
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. On June 25, 2015, the Company’s board of directors amended and restated the share repurchase program (as amended, the “Share Repurchase Program”), which became effective ten days following written notice to participants. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company will repurchase shares within two years of such death or qualifying disability of a stockholder at the higher of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock, or the Company’s estimated value per share. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased. The Company is not obligated to repurchase shares under the Share Repurchase Program. Except in the case of death or qualifying disability (as described above), the price paid for shares redeemed under the Share Repurchase Program for requests received after January 1, 2015 is 95% of the estimated value per share as of the Valuation Date until the Company updates its estimated value per share at which time such purchase price will be 95% of the updated estimated value per share. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, provided that any amendment that

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the nine months ended September 30, 2015, the Company repurchased 1.0 million shares of common stock for a total of $10.0 million or a weighted average price of $9.62 per share. For the year ended December 31, 2014, the Company repurchased 1.2 million shares of common stock for a total of $11.5 million or a weighted average price of $9.61 per share. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of September 30, 2015, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2015 and 2014 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to other non-controlling interests for the three and nine months ended September 30, 2015 was $(0.4) million and $(0.1) million, respectively. Net income (loss) attributable to other non-controlling interests for the three and nine months ended September 30, 2014 was $(0.1) million and $(0.4) million, respectively.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$111,656	$111,656	$—	$—	$141,091	$141,091
Real estate securities, available for sale	—	75,160	—	75,160	—	79,636	—	79,636
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
Beginning balance	$141,091	$156,616
Purchases/contributions	9,958	1,766
Distributions	(53,618)	(65,490)
Equity in earnings (1)	23,639	34,549
Unrealized gain (loss) (2)	(9,414)	13,650
Ending balance	$111,656	$141,091
__________________________________________________________

(1)	Excludes $1.8 million in current and deferred income tax expense for the year ended December 31, 2014.

(2)	Excludes $1.9 million in deferred income tax expense for the year ended December 31, 2014.
For the nine months ended September 30, 2015, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates which had a weighted average of 19.5% and includes timing and amount of expected future cash flow.
As of September 30, 2015 and December 31, 2014, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the three and nine months ended September 30, 2015, the Company recorded an unrealized loss of $3.8 million and $9.4 million, respectively, for financial assets for which the fair value option was elected. For the three and nine months ended September 30, 2014, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015				December 31, 2014
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$1,218,652	(2)	$1,221,256	$1,296,076	$1,324,810	(2)	$1,327,925	$1,389,365
Real estate securities, available for sale (3)	100,542		75,160	75,160	100,542		79,636	79,636
Financial liabilities: (1)
Securitization bonds payable	$271,443		$271,272	$271,696	$413,885		$413,510	$415,284
Mortgage notes payable	317,930		318,492	319,345	318,062		318,062	319,125
Credit facilities	291,835		291,835	291,835	269,483		269,483	269,483
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of September 30, 2015 and December 31, 2014, excludes future funding commitments of $48.2 million and $59.3 million, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Three Months Ended September 30, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$18,163	$—	$1,413	$—	$19,576
Rental and other income	—	14,637	—	—	14,637
Asset management and other fees - related party	—	—	—	5,906	5,906
Mortgage notes interest expense	—	3,768	—	—	3,768
Transaction costs	—	—	—	—	—
Property operating expenses	—	8,087	—	—	8,087
General and administrative expenses	140	—	21	3,786	3,947
Depreciation and amortization	—	12,598	—	—	12,598
Unrealized gain (loss) on investments and other	—	(3,828)	—	—	(3,828)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	18,023	(13,644)	1,392	(9,692)	(3,921)
Equity in earnings (losses) of unconsolidated ventures	1,437	6,696	—	—	8,133
Income tax benefit (expense)	—	1,153	—	—	1,153
Net income (loss)	$19,460	$(5,795)	$1,392	$(9,692)	$5,365

Three Months Ended September 30, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$20,077	$—	$1,468	$—	$21,545
Rental and other income	—	6,834	—	—	6,834
Asset management and other fees - related party	—	—	—	6,959	6,959
Mortgage notes interest expense	—	1,812	—	—	1,812
Transaction costs	—	1,638	—	—	1,638
Property operating expenses	—	4,020	—	—	4,020
General and administrative expenses	261	—	—	3,210	3,471
Depreciation and amortization	—	1,660	—	—	1,660
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	19,816	(2,296)	1,468	(10,169)	8,819
Equity in earnings (losses) of unconsolidated ventures	1,320	9,870	—	—	11,190
Income tax benefit (expense)	—	(1,075)	—	—	(1,075)
Net income (loss)	$21,136	$6,499	$1,468	$(10,169)	$18,934

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$54,398	$—	$4,247	$—	$58,645
Rental and other income	—	44,664	—	—	44,664
Asset management and other fees - related party	—	—	—	18,303	18,303
Mortgage notes interest expense	—	11,016	—	—	11,016
Transaction costs	491	86	—	—	577
Property operating expenses	—	22,857	—	—	22,857
General and administrative expenses	562	78	46	11,157	11,843
Depreciation and amortization	—	20,115	—	—	20,115
Unrealized gain (loss) on investments and other	—	(9,414)	—	—	(9,414)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	53,345	(18,902)	4,201	(29,460)	9,184
Equity in earnings (losses) of unconsolidated ventures	4,327	23,639	—	—	27,966
Income tax benefit (expense)	—	(366)	—	—	(366)
Net income (loss)	$57,672	$4,371	$4,201	$(29,460)	$36,784

Nine Months Ended September 30, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$56,901	$—	$4,352	$—	$61,253
Rental and other income	—	17,312	—	—	17,312
Asset management and other fees - related party	—	—	—	17,602	17,602
Mortgage notes interest expense	—	4,617	—	—	4,617
Transaction costs	—	2,408	—	—	2,408
Property operating expenses	—	9,264	—	—	9,264
General and administrative expenses	723	—	—	8,838	9,561
Depreciation and amortization	—	4,263	—	—	4,263
Realized gain (loss) on investments and other	(175)	—	—	—	(175)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	56,003	(3,240)	4,352	(26,440)	30,675
Equity in earnings (losses) of unconsolidated ventures	2,157	28,623	—	—	30,780
Income tax benefit (expense)	—	(2,567)	—	—	(2,567)
Net income (loss)	$58,160	$22,816	$4,352	$(26,440)	$58,888

The following table presents total assets by segment as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate (1)	Total
September 30, 2015	$1,381,777	$550,583	$75,590	$26,729	$2,034,679
December 31, 2014	$1,516,904	$578,399	$79,986	$17,609	$2,192,898
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Subsequent Events
Distribution Reinvestment Plan
From October 1, 2015 through November 10, 2015, the Company issued 0.8 million shares of common stock pursuant to the DRP raising proceeds of $7.4 million. As of November 10, 2015, 4.5 million shares were available to be issued pursuant to the DRP.
Distributions
On November 11, 2015, the board of directors of the Company approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended March 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2015 through November 10, 2015, the Company repurchased 0.7 million shares for a total of $6.5 million or a weighted average price of $9.64 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
Equity-Based Compensation
On October 19, 2015, the Company granted 7,485 shares of restricted common stock at $10.02 per share to a newly appointed independent director on the Company’s board of directors and a member of the audit committee.
Credit Facility
On October 13, 2015, the Company entered into a credit facility agreement with a global financial institution, which provides up to $200.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate.
The interest rate and advance rate depend upon asset type and characteristics and will range from the one-month LIBOR, plus a spread of 2.25% to 2.75%.  The initial maturity date of the credit facility is October 13, 2018, with a one-year extension at the Company's option, which may be exercised upon the satisfaction of certain conditions set forth in the governing documents.
During the initial term, the credit facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.
The Company agreed to guarantee certain obligations of the credit facility (“Loan Facility 5”) if the Company or any of its affiliates engages in certain customary bad acts. The credit facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain: (i) minimum total equity of $300.0 million; (ii) minimum liquidity of $20.0 million; (iii) a ratio of total borrowings to total equity of not greater than 250%; and (iv) a ratio of EBITDA to fixed charges not greater than 140%.
As of November 10, 2015, the Company had $31.3 million borrowings outstanding under Loan Facility 5.
New Borrowings
In October 2015, a first mortgage CRE debt investment of $39.2 million was financed with Loan Facility 5 in the amount of $31.3 million.

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
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of September 30, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire certain investments by NSAM and the NSAM Managed Companies.  Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We initially registered to offer up to 100,000,000 shares pursuant to our primary offering to the public, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or DRP. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to our DRP, we continue to offer DRP shares beyond our Total Primary Offering.
We have raised total gross proceeds of $1.2 billion in the Offering.

Our Investments
The following table presents our investments as of September 30, 2015 (dollars in thousands):

Investment Type:	Number	Principal Amount/ Cost (1)	% of Principal Amount
CRE Debt
First mortgage loans (2)	18	$1,004,972	50.0%
Mezzanine loans (2)	7	214,118	10.6%
Subordinate interests	1	35,802	1.8%
Preferred equity interests	1	73,100	3.6%
Total CRE debt	27	1,327,992	66.0%
Real estate
Operating Real Estate
Multi-tenant office	12	238,319	11.9%
Multifamily	2	113,633	5.7%
Student Housing	3	66,578	3.3%
Subtotal	17	418,530	20.9%
PE Investments
PE Investment I	1	69,094	3.4%
PE Investment II (2)	1	94,704	4.7%
Subtotal	2	163,798	8.1%
Total real estate	19	582,328	29.0%
CRE Securities
CMBS	7	100,542	5.0%
Total CRE securities	7	100,542	5.0%
Total	53	$2,010,862	100.0%
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
Our Portfolio
As of September 30, 2015, $1,328.0 million, or 66.0%, of our assets were invested in CRE debt, consisting of 27 loans with an average investment size of $49.2 million. The weighted average extended maturity of our CRE debt portfolio is 4.1 years.

The following table presents a summary of our CRE debt investments as of September 30, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount (1)	Carrying Value	Allocation by Investment Type (2)	Fixed Rate	Spread over LIBOR (3)	Total Unleveraged Current Yield
First mortgage loans	18	$1,004,972	$977,158	75.7%	—	6.21%	6.24%	100.0%
Mezzanine loans (4)	7	214,118	184,103	16.1%	10.02%	12.84%	11.83%	62.1%
Subordinate interests	1	35,802	35,802	2.7%	13.11%	—	13.24%	—
Preferred equity interests (5)	1	73,100	73,688	5.5%	10.00%	—	10.00%	—
Total/Weighted average	27	$1,327,992	$1,270,751	100.0%	10.63%	6.91%	7.46%	85.7%
___________________________________________________

(1)	Includes future funding commitments of $59.8 million.

(2)	Based on principal amount.

(3)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of September 30, 2015, we had $922.8 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.49%.

(4)	Includes our proportionate interest in a mezzanine loan owned through a joint venture of $69.2 million, including future funding commitments.

(5)	Excludes a $8.1 million proportionate interest in a preferred equity investment owned by a joint venture partner.
The following presents our CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Debt Investments by Property Type	Debt Investments by Geographic Location

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
Real Estate Properties
As part of our real estate properties strategy, we explore a variety of real estate investments including multi-tenant office, multifamily and student housing. These properties are typically well located with strong operating partners and we believe offer both attractive cash flow and returns.

As of September 30, 2015, $418.5 million, or 20.9%, of our assets were invested in real estate properties and our portfolio was 95% occupied. The following table presents our real estate property investments as of September 30, 2015 (dollars in thousands):

Property Type	Number of Properties	Capacity		Amount (1)
Office	12	1,446,780	square feet	$238,319
Multifamily	2	1,422	units	113,633
Student Housing	3	2,166	beds	66,578
Total	17			$418,530
_____________________________________________

(1)	Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets.
Private Equity Investments
Our real estate equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of September 30, 2015, $163.8 million, or 8.1%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in millions):

							Underlying Fund Interests
PE Investment (1)	Number of Funds	Number of General Partners	Initial NAV	Amount (2)	Initial NAV as a Percentage of Cost (3)	Reported NAV Growth (4)	Assets, at Cost	Implied Leverage (5)	Expected Future Contributions (6)
PE Investment I (7)	49	26	$802.4	$69,094	66.2%	28.3%	$18,500	46.4%	$2
PE Investment II (8)	24	15	$910.0	$94,704	73.5%	21.6%	$20,900	37.6%	$—
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Represents fair value and includes the deferred purchase price for PE Investment II.

(3)
Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported net asset value, or NAV.

(4)	The annualized inception to date NAV growth is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV.

(5)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(6)	Represents the estimated amount of expected future contributions to funds as of September 30, 2015.

(7)	We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51%, of which we own 29.5% and NorthStar Realty owns 70.5%.

(8)
We, NorthStar Realty and funds managed by Goldman Sachs Asset Management each have an ownership interest in PE Investment II of 15%, 70% and 15%, respectively. PE Investment II paid an initial amount of $505 million and will pay the remaining $411 million, or 45% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of September 30, 2015, our share of the Deferred Amount was $52 million.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions	Contributions	Net
PE Investment I
Three Months Ended September 30, 2015	$4.1	$(0.4)	$3.7	$0.3	$3.4
February 15, 2013 to September 30, 2015 (1)	$60.9	$63.1	$124.0	$9.9	$114.1

PE Investment II
Three Months Ended September 30, 2015	$2.6	$6.3	$8.9	$—	$8.9
July 3, 2013 to September 30, 2015 (1)	$26.0	$46.1	$72.1	$13.0	$59.1
______________________________________________________________

(1)	Represents activity from the respective initial closing date through September 30, 2015.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of June 30, 2015:

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
As of September 30, 2015, $100.5 million, or 5.0%, of our assets were invested in CRE securities and consisted of seven CMBS investments purchased at an aggregate $51.1 million discount to par and our average investment size was $14.4 million. As of September 30, 2015, the weighted average expected maturity of our CMBS was 6.0 years.
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
Outlook and Recent Trends
The Great Recession, which lasted from December 2007 to June 2009, began with the bursting of an $8 trillion housing bubble and had a dramatic negative impact globally on properly functioning capital markets and liquidity across all asset classes and markets. It was not until the beginning of 2012 that liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low since then.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively. For the nine months ended September 30, 2015, approximately $72 billion of new CMBS issuance occurred in the United States, with a current projection of $95 billion for 2015, slightly below the original projection of $100 billion for 2015. We believe the U.S. economy is on a healthy growth path. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve throughout 2015 and into 2016. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing CRE debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of CRE debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the CRE market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
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
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. Capital raising in 2015 has remained strong; although down from 2014 due to a variety of factors including a lack of large liquidity events. For the remainder of 2015 and for 2016 we are actively monitoring a variety of trends in this industry including a number of regulatory changes like the implementation of Regulatory Notice 15-02 of the Financial Industry Regulatory Authority, Inc. and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
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
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. We have raised total gross proceeds of $1.2 billion. Since the successful completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $550.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions, or our Securitization Financing Transactions, to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgage notes.
The following table presents our investment activity from inception through September 30, 2015 (dollars in thousands):

	From Inception Through
	September 30, 2015
Investment Type:	Number	Principal Amount/Cost (1)
CRE debt	48	$1,870,050
Operating real estate	17	418,530
PE Investments (2)	2	255,460
CRE securities	10	133,398
Total	77	$2,677,438
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
Our Credit Facilities currently include three secured Term Loan Facilities that provide for an aggregate of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. In January 2015, Securitization 2012-1 was repaid in full. As of September 30, 2015, we had $271.3 million issued as part of Securitization 2013-1, $280.2 million outstanding under our Term Loan Facilities and $11.7 million outstanding under our CMBS Facilities. We currently have $238.5 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding our Securitization Financing Transactions.
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
As of September 30, 2015, all of our CRE debt investments were performing in accordance with the contractual terms of its governing documents. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. We will generally not elect the fair value option for our assets and liabilities. However, we elected the fair value option for PE Investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of September 30, 2015, we did not have any CRE securities investments for which we elected the fair value option.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2015, we did not have any OTTI recorded on our CRE securities.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015. See “Note 4. Operating Real Estate” for more information regarding adjustments to provisional amounts that occurred during the three months ended September 30, 2015.
Results of Operations
Comparison of the Three Months Ended September 30, 2015 to September 30, 2014 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Net interest income
Interest income	$24,621	$25,392	$(771)	(3.0)%
Interest expense	5,045	3,847	1,198	31.1%
Net interest income	19,576	21,545	(1,969)	(9.1)%

Property and other revenues
Rental and other income	14,637	6,834	7,803	114.2%
Total property and other revenues	14,637	6,834	7,803	114.2%

Expenses
Asset management and other fees - related party	5,906	6,959	(1,053)	(15.1)%
Mortgage notes interest expense	3,768	1,812	1,956	107.9%
Transaction costs	—	1,638	(1,638)	(100.0)%
Property operating expenses	8,087	4,020	4,067	101.2%
General and administrative expenses	3,947	3,471	476	13.7%
Depreciation and amortization	12,598	1,660	10,938	658.9%
Total expenses	34,306	19,560	14,746	75.4%

Other income (loss)
Unrealized gain (loss) on investments and other	(3,828)	—	(3,828)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,921)	8,819	(12,740)	(144.5)%
Equity in earnings (losses) of unconsolidated ventures	8,133	11,190	(3,057)	(27.3)%
Income tax benefit (expense)	1,153	(1,075)	2,228	(207.3)%
Net income (loss)	$5,365	$18,934	$(13,569)	(71.7)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,220,518	$23,162	7.59%	$1,271,108	$23,882	7.52%
CRE securities investments	51,967	1,459	11.23%	54,173	1,510	11.15%
	$1,272,485	$24,621	7.74%	$1,325,281	$25,392	7.66%
Interest-bearing liabilities:
Securitization bonds payable	$277,542	$2,871	4.14%	$468,968	$2,514	2.14%
Credit facilities	280,659	2,174	3.10%	185,158	1,333	2.88%
	$558,201	$5,045	3.62%	$654,126	$3,847	2.35%
Net interest income		$19,576			$21,545
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decrease of $0.8 million was primarily attributable to a decrease in income of $4.4 million for loans that were paid off during or subsequent to the third quarter 2014, offset by an increase in income of $3.6 million on loans originated in 2014 and 2015.
Interest expense increase of $1.2 million was primarily attributable to an increase in expense of $1.4 million related to amortization of deferred financing costs and discount amortization for our Securitization Financing Transactions, offset by a decrease in expense of $0.9 million for our Securitization Financing Transactions due to repayments and an increase in expense of $0.7 million on our Credit Facilities due to new borrowings.
Other Revenues
Rental and Other Income
Rental and other income increase of $7.8 million was attributable to real estate equity investments acquired during the third and fourth quarters of 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decrease of $1.1 million was primarily due to a decrease in acquisition fees attributable to real estate equity investments acquired in the third and fourth quarters of 2014 and stabilization of the portfolio in 2015.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $2.0 million was attributable to real estate equity investments acquired in the third and fourth quarters of 2014.

Transaction Costs
Transaction costs represent expenses such as professional fees associated with the acquisition of new investments. There were no transaction costs for the three months ended September 30, 2015 because there were no new equity investments in the period.
Property Operating Expenses
Property operating expenses increase of $4.1 million was attributable to real estate equity investments acquired during the third and fourth quarters of 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $0.5 million was primarily attributable to increased operating costs which was related to heightened investment activity subsequent to the third quarter of 2014.
Depreciation and Amortization
Depreciation and amortization expense increase of $10.9 million was attributable to the completion of the two purchase price allocations of real estate equity investments acquired in the third and fourth quarters of 2014.
Unrealized Gain (Loss) on Investments and Other
For the three months ended September 30, 2015, we recorded an unrealized loss of $3.8 million on PE Investment I. We did not record any unrealized gain (loss) in the three months ended September 30, 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decrease of $3.1 million was primarily attributable to a decrease in earnings from PE Investments.
Income Tax Benefit (Expense)
For the three months ended September 30, 2015 and 2014, we recorded income tax benefit of $1.2 million and expense of $1.1 million, respectively, related to PE Investments.

Comparison of the Nine Months Ended September 30, 2015 to September 30, 2014 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Net interest income
Interest income	$74,840	$76,394	$(1,554)	(2.0)%
Interest expense	16,195	15,141	1,054	7.0%
Net interest income	58,645	61,253	(2,608)	(4.3)%

Property and other revenues
Rental and other income	44,664	17,312	27,352	158.0%
Total property and other revenues	44,664	17,312	27,352	158.0%

Expenses
Asset management and other fees - related party	18,303	17,602	701	4.0%
Mortgage notes interest expense	11,016	4,617	6,399	138.6%
Transaction costs	577	2,408	(1,831)	(76.0)%
Property operating expenses	22,857	9,264	13,593	146.7%
General and administrative expenses	11,843	9,561	2,282	23.9%
Depreciation and amortization	20,115	4,263	15,852	371.9%
Total expenses	84,711	47,715	36,996	77.5%

Other income (loss)
Realized gain (loss) on investments and other	—	(175)	175	100.0%
Unrealized gain (loss) on investments and other	(9,414)	—	(9,414)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	9,184	30,675	(21,491)	(70.1)%
Equity in earnings (losses) of unconsolidated ventures	27,966	30,780	(2,814)	(9.1)%
Income tax benefit (expense)	(366)	(2,567)	2,201	(85.7)%
Net income (loss)	$36,784	$58,888	$(22,104)	(37.5)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)	Average Carrying Value (1)	Interest Income/ Expense (2)	WA Yield/ Financing Cost (3)
Interest-earning assets:
CRE debt investments	$1,249,558	$70,462	7.52%	$1,180,281	$71,914	8.12%
CRE securities investments	51,663	4,378	11.30%	53,863	4,480	11.09%
	$1,301,221	$74,840	7.67%	$1,234,144	$76,394	8.25%
Interest-bearing liabilities:
Securitization bonds payable	$318,829	$9,621	4.02%	$484,386	$11,869	3.27%
Credit facilities	275,071	6,574	3.19%	106,740	3,272	4.09%
	$593,900	$16,195	3.64%	$591,126	$15,141	3.42%
Net interest income		$58,645			$61,253
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decrease of $1.6 million was primarily attributable to a decrease in income of $19.2 million for loans that were paid off during or subsequent to the third quarter 2014, partially offset by an increase in income of $17.6 million on loans originated in 2014 and 2015.
Interest expense increase of $1.1 million was primarily attributable to an increase in expense of $3.2 million on our Credit Facilities due to new borrowings, partially offset by a decrease in expense of $2.1 million for our Securitization Financing Transactions due to repayments.
Other Revenues
Rental and Other Income
Rental and other income increase of $27.4 million was attributable to real estate equity investments acquired during the third and fourth quarters of 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $0.7 million was primarily due to a $2.5 million increase in asset management fees driven by an increase in investment activity, offset by a decrease of $1.7 million in acquisition fees attributable to real estate equity investments acquired in the third and fourth quarters of 2014 and stabilization of the portfolio in 2015.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $6.4 million was attributable to real estate equity investments acquired in the third and fourth quarters of 2014.

Transaction Costs
Transaction costs represent expenses such as professional fees associated with the acquisition of new investments. Transaction costs decrease of $1.8 million was related to acquisition activity in our real estate equity segment in the third and fourth quarters of 2014. There were no equity investments in 2015.
Property Operating Expenses
Property operating expenses increase of $13.6 million was attributable to real estate equity investments acquired during the third and fourth quarters of 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $2.3 million was primarily attributable to increased operating costs which was related to heightened investment activity subsequent to the third quarter of 2014.
Depreciation and Amortization
Depreciation and amortization expense increase of $15.9 million was attributable to the completion of the two purchase price allocations of real estate equity investments acquired in the third and fourth quarters of 2014.
Realized Gain (Loss) on Investments and Other
In the first quarter 2014, we recognized a realized loss of $0.2 million from the sale of a mezzanine loan participation. There were no sales of investments in the nine months ended September 30, 2015.
Unrealized Gain (Loss) on Investments and Other
For the nine months ended September 30, 2015, we recorded an unrealized loss of $9.4 million on PE Investment I. We did not record any unrealized gain (loss) in the nine months ended September 30, 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decrease of $2.8 million was primarily attributable to a $5.0 million decrease in earnings related to PE Investments offset by an increase in earnings from a joint venture entered into in the second quarter 2014.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2015 and 2014, we recorded income tax expense of $0.4 million and $2.6 million, respectively, related to PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of September 30, 2015, we had $420.4 million carrying value of CRE debt investments financed with $271.4 million of securitization bonds.
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
The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to September 30, 2015 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to September 30, 2015	108,099	1,476
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
Credit Facilities
We currently have five Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2016 to October 2018 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through October 2019. The advance rate and maturity date of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of September 30, 2015, our leverage as a percentage of our cost of investments was 49%.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$71,830	$78,279
Investing activities	116,967	(377,069)
Financing activities	(170,559)	236,622
Net increase (decrease) in cash	$18,238	$(62,168)
Nine Months Ended September 30, 2015 Compared to September 30, 2014
Net cash provided by operating activities was $71.8 million for the nine months ended September 30, 2015 compared to $78.3 million for the nine months ended September 30, 2014. Net cash provided by operating activities related to net interest income and rental income generated from our investments and distributions from PE Investments, partially offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses and general and administrative expenses.
Net cash provided by investing activities was $117.0 million for the nine months ended September 30, 2015 compared to net cash used of $377.1 million for the nine months ended September 30, 2014. Net cash provided by investing activities for the nine months ended September 30, 2015 related to repayments from CRE debt investments and distributions from PE Investments, partially offset by additional fundings on CRE debt investments and improvements of operating real estate. Net cash used in investing activities for the nine months ended September 30, 2014 related to the origination of CRE debt investments, investments in unconsolidated ventures and the acquisition of operating real estate, partially offset by repayments from CRE debt investments, distributions from PE Investments and proceeds from the sale of a CRE debt investment.
Net cash used in financing activities was $170.6 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $236.6 million for the nine months ended September 30, 2014. Net cash used in financing activities for the nine months ended September 30, 2015 primarily related to the repayment of securitization bonds, distributions paid on our common stock and share repurchases, partially offset by proceeds from our DRP. Net cash provided by financing activities for the nine months ended September 30, 2014 primarily related to net borrowings from Credit Facilities and mortgage notes payable, a decrease in restricted cash at Securitization 2013-1 and proceeds from our DRP, partially offset by distributions paid on our common stock, repayment of securitization bonds, share repurchases and the payment of deferred financing costs.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$5,906	$5,637	$18,303	$15,760	$—	$—
Acquisition (1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	451	3,200	451	6,689	—	—
Disposition (1)	Real estate debt investments, net / Asset management and other fees- related party	626	1,367	1,862	2,174	377	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	3,681	3,208	10,058	8,470	—	—
Total						$377	$—
____________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2015, our Advisor deferred $0.5 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of September 30, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $6.6 million, that remain eligible to allocate to us.
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
Recent Developments
Distribution Reinvestment Plan
From October 1, 2015 through November 10, 2015, we issued 0.8 million shares of common stock pursuant to our DRP raising proceeds of $7.4 million. As of November 10, 2015, 4.5 million shares were available to be issued pursuant to our DRP.
Distributions
On November 11, 2015, our board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended March 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2015 through November 10, 2015, we repurchased 0.7 million shares for a total of $6.5 million or a weighted average price of $9.64 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Equity-Based Compensation
On October 19, 2015, we granted 7,485 shares of restricted common stock at $10.02 per share to a newly appointed independent director on the board of directors and a member of the audit committee.
Credit Facility
On October 13, 2015, we entered into a credit facility agreement with a global financial institution, which provides up to $200.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate.

The interest rate and advance rate depend upon asset type and characteristics and will range from the one-month LIBOR, plus a spread of 2.25% to 2.75%.  The initial maturity date of the credit facility is October 13, 2018, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions set forth in the governing documents.
During the initial term, the credit facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.
We agreed to guarantee certain obligations of the credit facility if we or any of its affiliates engages in certain customary bad acts. The credit facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, we must maintain: (i) minimum total equity of $300.0 million; (ii) minimum liquidity of $20.0 million; (iii) a ratio of total borrowings to total equity of not greater than 250%; and (iv) a ratio of EBITDA to fixed charges not greater than 140%.
As of November 10, 2015, we had $31.3 million borrowings outstanding under the credit facility.
New Borrowings
In October 2015, a first mortgage CRE debt investment of $39.2 million was financed with a credit facility in the amount of $31.3 million.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjust MFFO for the amortization of acquisition fees in the period when such amortization is recognized under U.S. GAAP. Acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.

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
We typically purchase CMBS at a premium or discount to par value, and in accordance with GAAP, record the amortization of premium/accretion of the discount to interest income (the “CMBS effective yield”). During the quarter-ended September 30, 2015, we reviewed our position relating to the impact of the CMBS effective yield on MFFO and concluded that this effective yield should be reported in MFFO.  We believe that by reporting CMBS effective yield in MFFO, MFFO provides better insight to the expected contractual cash flows and is more in-line with our review of operating performance.
Accordingly, for the three and nine months ended September 30, 2015, we reported in MFFO CMBS effective yield of $0.3 million and $0.9 million, respectively. Additionally, MFFO for the three months and nine months ended September 30, 2014 presented in the table below has been adjusted to conform to current period presentation. For the three and nine months ended September 30, 2014, we reported in MFFO CMBS effective yield of $0.3 million and $0.9 million, respectively.
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

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$5,773	$19,080	$36,861	$59,239
Adjustments:
Depreciation and amortization	12,598	1,660	20,115	4,263
Depreciation and amortization related to non-controlling interests	(989)	(259)	(2,001)	(656)
Funds from operations	$17,382	$20,481	$54,975	$62,846
Modified funds from operations:
Funds from operations	$17,382	$20,481	$54,975	$62,846
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	2,013	716	6,253	6,118
Amortization of capitalized above/below market leases	911	—	911	—
Acquisition fees and transaction costs on investments	—	2,961	577	4,075
Straight-line rental (income) loss	(311)	—	(1,303)	—
Realized (gain) loss on investments and other	—	—	—	175
Unrealized (gain) loss on investments and other	3,828	—	9,414	—
Adjustments related to non-controlling interests	(55)	(94)	(125)	(258)
Deferred tax (benefit) expense	(1,115)	716	(1,018)	1,490
Modified funds from operations	$22,653	$24,780	$69,684	$74,446
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through September 30, 2015, we paid distributions at an annualized distribution rate of $0.80 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
Distributions Declared (1)
Cash	$38,657		$50,252
DRP	32,697		42,870
Total	$71,354		$93,122

Sources of Distributions (1)
Funds from Operations (2)	$54,975	77%	$93,122	100%
Distribution support proceeds	—	—	—	—
Offering proceeds	16,379	23%	—	—
Total	$71,354	100%	$93,122	100%

Cash Flow Provided by (Used in) Operations	$71,830		$93,392
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through September 30, 2015, we declared distributions of $277.8 million, of which 77% was paid from FFO, 21% was paid from offering proceeds and 2% was paid from distribution support proceeds. From inception through September 30, 2015, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $23.8 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement and the remainder related to shares issued pursuant to our DRP.

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
As of September 30, 2015, our portfolio generated a 12.6% current yield on invested equity before expenses and excluding uninvested cash (our portfolio generated a current yield on invested equity of 6.9%, net of expenses and including uninvested cash, as a result of the lag time in deploying capital from repayments).  There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Interest Rate Risk
We may be subject to interest rate changes as a result of long-term borrowings used to acquire real estate equity investments and may also be exposed to changes in net interest income of our real estate debt investments, which is the difference between the income earned and the interest expense incurred in connection with our borrowings and derivatives.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs by borrowing primarily at fixed rates or variable rates with the lowest margins available and by evaluating hedging opportunities.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2015, 89.8% of our debt investments were floating rate investments and 63.9% of our total borrowings were floating rate liabilities. As of September 30, 2015, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $2.0 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2015, no CRE debt investment contributed more than 10% of interest income.
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
For the three months ended September 30, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	498,672	$9.58	498,672	(1)
August 1 to August 31	—	—	—	(1)
September 1 to September 30	—	—	—	(1)
Total	498,672	$9.58	498,672
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

As of September 30, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On October 19, 2015, we granted 7,485 shares of restricted common stock at $10.02 per share to a newly appointed independent director on the board of directors and a member of the audit committee.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.1
Master Repurchase and Securities Contract Agreement, dated October 13, 2015, by and between MS Loan NT-I, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2015 and incorporated herein by reference)

10.2
Guaranty Agreement, made as of October 13, 2015, by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP, for the benefit of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2015 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015(unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.

Date:	November 12, 2015	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

Date:	November 12, 2015	By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer