Form 10-K
period 2015-12-31
NorthStar Real Estate Income Trust, Inc.
filed 2016-03-17
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 120,942,393 shares outstanding as of March 14, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2015 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to deploy capital quickly and successfully;

•	our dependence on the resources and personnel of our advisor, our sponsor and their affiliates;

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor, the allocation of investments by our advisor and its affiliates among us and the other sponsored or managed companies and strategic vehicles of NSAM and its affiliates, and various potential conflicts of interest in our relationship with NSAM;

•	a change in the ownership or management of NSAM;

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

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our portfolio management techniques and strategies;

•	the potential failure to maintain effective internal controls, disclosure and procedures;

•	regulatory requirements with respect to our business and the related cost of compliance;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 15. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries, in all cases acting through our external advisor, unless context specifically requires otherwise.
Overview
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. In addition, we may own investments through joint ventures. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of December 31, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital. We believe our Advisor’s platform and experience provide us the flexibility to invest across the real estate capital structure.
We initially registered to offer up to 100,000,000 shares of our common stock, or our shares, pursuant to our primary offering to the public, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or DRP. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to our DRP, we continue to offer DRP shares beyond our Total Primary Offering.
We raised total gross proceeds of $1.2 billion in the Offering.

Our Investments
The following table presents our investments as of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount/Cost(1)	% of Principal Amount

CRE Debt	Loans
First mortgage loans(2)	15	$849,486	46.4%
Mezzanine loans(2)	5	91,639	5.0%
Subordinate interests	1	36,206	2.0%
Preferred equity interests	1	73,803	4.0%
Total CRE debt	22	1,051,134	57.4%
Real estate
Operating Real Estate	Properties
Multi-tenant office	12	247,858	13.6%
Multifamily	2	114,537	6.3%
Student Housing	3	66,731	3.6%
Subtotal	17	429,126	23.5%
PE Investments
PE Investment I	1	65,313	3.6%
PE Investment II(2)	1	85,582	4.7%
PE Investment IIA	1	75,162	4.1%
Subtotal	3	226,057	12.4%
Total real estate	20	655,183	35.9%
CRE Securities
CMBS	9	122,513	6.7%
Total CRE securities	9	122,513	6.7%
Total	51	$1,828,830	100.0%
___________________________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes for CRE debt, future funding commitments and the deferred purchase price for PE Investment II (as defined below).
For financial information regarding our reportable segments, refer to Note 15. “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Advisor’s and its affiliates’ senior management team leveraging their extensive commercial real estate expertise over many years and real estate cycles which focuses on some or all of the following factors designed to ensure each investment is evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the investment, including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of a tenant, operator, partner or borrower; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of a property, investment basis relative to the competitive set and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.

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
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate all or portions of the loan (senior or subordinate interests) to maximize returns, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, $1.1 billion, or 57.4%, of our assets were invested in CRE debt, consisting of 22 loans with an average investment size of $47.8 million. The weighted average extended maturity of our CRE debt portfolio is 3.9 years.
The following table presents a summary of our CRE debt investments as of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread over LIBOR(3)	Total Unleveraged Current Yield
First mortgage loans	15	$849,486	$823,056	80.9%	—	6.47%	6.37%	100.0%
Mezzanine loans	5	91,639	72,948	8.7%	10.10%	11.76%	11.63%	86.9%
Subordinate interests	1	36,206	36,206	3.4%	13.11%	—	13.23%	—
Preferred equity interests(4)	1	73,803	74,366	7.0%	10.00%	—	10.00%	—
Total/Weighted average	22	$1,051,134	$1,006,576	100.0%	10.93%	6.81%	7.27%	88.4%
___________________________________________________

(1)	Includes future funding commitments of $46.6 million.

(2)	Based on principal amount.

(3)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of December 31, 2015, we had $766.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.37%.

(4)	Excludes an $8.2 million proportionate interest in a preferred equity investment owned by a joint venture partner.

The following presents our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount:

Debt Investments by Investments Type

Debt Investments by Property Type	Debt Investments by Geographic Location

Real Estate
Our real estate equity investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties, which may be structurally senior to a third-party partner’s equity, and PE Investments, both of which have stable cash flow and/or the potential to appreciate in value and therefore help overcome our upfront fees and expenses. In addition, we may own investments through joint ventures with one or more partners.
Real Estate Properties
As part of our real estate properties strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. These properties are typically well located with strong operating partners and we believe offer both attractive cash flow and returns.

As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, $429.1 million, or 23.5%, of our assets were invested in real estate properties and our portfolio was 95% occupied. The following table presents our real estate property investments as of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Capacity		Amount(1)
Multi-tenant office	2	12	1,446,780	square feet	$247,858
Multifamily	2	2	1,422	units	114,537
Student Housing	1	3	2,166	beds	66,731
Total	5	17			$429,126
_____________________________________________

(1)	Based on cost which includes purchase price allocations related to net intangibles, deferred costs and other assets.
Private Equity Investments
Our real estate equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate. We believe the investments provide diversity and have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, $226.1 million, or 12.4%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in millions):

					Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Initial NAV	Amount(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions(4)
PE Investment I(5)	49	26	$802.4	$65.3	$17,600	43.2%	$1
PE Investment II(6)	24	15	910.0	85.6	19,800	38.7%	—
PE Investment IIA(7)	24	15	660.6	75.2	19,800	38.7%	—
				$226.1			$1
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of September 30, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Represents fair value and includes the deferred purchase price for PE Investment II and PE Investment IIA.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	Represents the estimated amount of expected future contributions to funds as of December 31, 2015.

(5)	We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51%, of which we own 29.5% and NorthStar Realty owns 70.5%.

(6)
We, NorthStar Realty and funds managed by Goldman Sachs Asset Management each have an ownership interest in PE Investment II of 15%, 70% and 15%, respectively. PE Investment II paid an initial amount of $505 million and will pay the remaining $411 million, or 45% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of December 31, 2015, our share of the Deferred Amount was $52 million.

(7)
In February 2016, we purchased an additional 14% of NorthStar Realty’s interest in PE Investment II. We acquired PE Investment IIA for $26.5 million based on a NAV of $661 million as of September 30, 2015, adjusted for distributions and contributions. This add-on investment increased our total ownership in PE Investment II from 15% to 29% and we will be responsible for 29% of the Deferred Amount, or $101 million.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions	Contributions	Net
PE Investment I
Year ended December 31, 2015	$19.4	$16.7	$36.1	$0.8	$35.3
Year ended December 31, 2014	$25.8	$14.8	$40.6	$0.5	$40.1
February 15, 2013 to December 31, 2015(1)	$65.2	$66.2	$131.4	$10.0	$121.4

PE Investment II
Year ended December 31, 2015	$10.8	$23.5	$34.3	$9.2	$25.1
Year ended December 31, 2014	$12.5	$12.4	$24.9	$1.3	$23.6
July 3, 2013 to December 31, 2015(1)	$28.2	$53.4	$81.6	$13.0	$68.6
______________________________________________________________

(1)	Represents activity from the respective initial closing date through December 31, 2015.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of September 30, 2015:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

_________________________________

(1)	Based on individual fund financial statements.
Real Estate Securities
Our CRE securities investments include CMBS and may include unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. Substantially all of our CRE securities have credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll).
As of December 31, 2015, adjusted for acquisitions and commitments to purchase through March 14, 2016, $122.5 million, or 6.7%, of our assets were invested in CRE securities and consisted of nine CMBS investments purchased at an aggregate $57.9 million discount to par and our average investment size was $13.6 million. As of December 31, 2015, the weighted average expected maturity of our CMBS was 6.4 years.
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is 50%.
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
Our credit facilities currently include three secured term loan facilities, or our Term Loan Facilities, that provide for an aggregate of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. In January 2015, Securitization 2012-1 was repaid in full. As of December 31, 2015, we had $185.3 million issued as part of Securitization 2013-1, $306.9 million outstanding under our Term Loan Facilities and $11.1 million outstanding under our CMBS Facilities. As of March 14, 2016, we have $255.9 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding our Securitization Financing Transactions.
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
As of December 31, 2015, all of our CRE debt investments were performing in accordance with the contractual terms of its governing documents in all material respects. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
We elected to be taxed as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 2010. If we continue to qualify as a REIT for federal income tax purposes, we will generally not be subject to federal income tax on our taxable income that we distribute as dividends to our stockholders. If we fail to continue to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our Prospectus included in our Registration Statement on Form S-3, filed with the SEC on July 2, 2013, relating to sales of our shares pursuant to the DRP. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Internal Revenue Code Section 562(c)(2).

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•
REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

•	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-US persons on gains from sales of US real property interests, or USRPIs:

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules will simplify the determination of whether we are a “domestically controlled qualified investment entity.”

•
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

•	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.
We believe that we are not, and intend to conduct our operations so as not to become regulated as, an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the U.S. Securities and Exchange Commission, or SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors-Maintenance of our Investment Company Act exemption imposes limits on our operations.”
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
Employees
As of December 31, 2015, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Our internet address is www.northstarsecurities.com/income. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics as defined in the code of ethics.

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
Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the United States mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our existing assets and continuing credit and liquidity concerns and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our CRE investments and further reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of CRE investments that result in losses, including delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment. Our revenue from investments could diminish significantly.
Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate activities.
The global financial markets have experienced pervasive and fundamental disruptions. Market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate activities. In addition, market disruption, volatility or uncertainty may also expose us to increased litigation and shareholder activism. These conditions could materially disrupt our business, operations and ability to make distributions to stockholders. Market volatility could also lead to significant uncertainty in the valuation of our investments, which may result in a substantial decrease in the value of our investments. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
Risks Related to Our Advisor
Our Sponsor, the parent company to our Advisor, has announced that it is exploring possible strategic alternatives to maximize NSAM stockholder value, or the NSAM Process, which could have an adverse impact on our business.
On January 11, 2016, the board of directors of NSAM, our Sponsor and the parent company to our Advisor, announced that it has engaged Goldman, Sachs & Co. as its financial advisor to assist it in the NSAM Process. The NSAM Process may be time consuming and disruptive to NSAM’s business operations, including its service to us as our Advisor and our Sponsor.
As a result of the NSAM Process, NSAM could undergo a change of control involving a third party, which could result in a change to the management of our Advisor and its affiliates as well as a change to the board of directors of NSAM. Consequently, we could be managed by an entity and personnel that do not have the experience and track record of NSAM and its personnel and suitable alternatives may not be available. New management and personnel at NSAM could change the manner in which our Advisor provides services to us and such services may not be as effective. Any such change to NSAM could be disruptive to our business and operations and could have a material adverse effect on our performance. Further, certain corporate strategic alternatives that may be available to NSAM may give rise to conflicts of interest among NSAM and us, as we are dependent upon NSAM for the management of our day-to-day affairs.

Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor or its affiliates’ investment professionals, including Messrs. Hamamoto, Tylis and Gilbert, to identify suitable investments. The other NSAM Managed Companies also rely on such investment professionals for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the funds available for investment in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our distributions. Therefore, delays in investing proceeds we receive from payoffs or sales of our assets could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our Advisor may acquire assets on our behalf where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Advisor or its affiliates’ investment professionals face competing demands upon their time, including in instances when we have capital ready for investment and consequently we may face delays in execution. Further, the more money we have available for investment, the more difficult it will be to invest the funds promptly and on attractive terms. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and third-party servicers.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the third-party servicers of our real estate debt investments. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors, along with those of our third-party servicers. Our Advisor and its affiliates receive fees in connection with transactions involving the origination, acquisition, management and sale of our investments regardless of their quality or performance or the services provided. As a result, our Advisor may be incentivized to allocate investments that have a greater cost to increase the amount of fees payable to them.
We and our Advisor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Advisor or its affiliates’ investment professionals might encounter in allocating investment opportunities among us, our Sponsor and any other NSAM Managed Company, however, there is no assurance that the investment allocation policy will continue or successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio. Our Advisor and its affiliates depend upon the fees and other compensation or reimbursement of costs that they receive from us and other NSAM Managed Companies in connection with the origination, acquisition, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of our Advisor or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Hamamoto, Tylis, Gilbert, Lieberman, Saracino, Ms. Hess and Ms. Neslin, among others, each of whom would be difficult to replace. We cannot assure stockholders that they will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources. Further, during periods of economic retraction, our Sponsor and/or our Advisor may be incented to reduce its personnel and costs, which could have an adverse effect on us.
Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure from our Advisor.
If our business grows substantially, our Advisor may need to make significant new investments in personnel and infrastructure to support that growth. In addition, service providers to whom our Advisor may delegate certain functions may also be strained by our growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations. Furthermore, during periods of economic retraction, our Advisor or its affiliates may be incented to reduce their personnel and costs, which could have an adverse effect on us.
Risks Related to Our Investments
Our debt, select equity and securities investments are subject to the risks typically associated with CRE.
Our CRE debt, select equity and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, the sovereign debt crisis and other factors;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the assets;

•	tenant/operator mix and the success of the tenant/operator business;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property management decisions;

•	property location and conditions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

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
These factors may have a material adverse effect on the value and the return that we can realize from our assets, as well as the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less likely to achieve their business plans and be able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. In addition, declining real estate values will reduce the value of any of our properties, as well as ability to refinance properties and use the value of existing properties to support the purchase or investment in additional properties. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2014 and 2015 and expect that to continue into 2016. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic or industry concentration or investment type of our investments. If our investments are concentrated in a particular region or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, our properties and/or properties underlying our investments may be overly concentrated in certain geographic areas or industries or asset classes and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral or the properties we may acquire, which may in turn limit our ability to make required payments under our financings or refinance such borrowings.
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

•
Delays in liquidating defaulted CRE debt investments could reduce our investment returns. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

We may make certain CRE debt and securities investments that involve high risks.
We may make investments in certain assets that involve greater risks, such as transitional assets, non-performing assets and construction or development assets. These types of investments may involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. For example:

•
Transitional properties are often associated with floating-rate loans and increases in a borrower’s monthly payment as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

•
Non-performing real estate assets are challenging to evaluate as they do not have a consistent stream of cash flow to support normalized debt service, lack stabilized occupancy rates and may require significant capital for repositioning. Further, strategies available to create value in a non-performing real estate investment, including development, redevelopment or lease-up of a property or negotiating a reduced payoff, may not be successful.

•
Construction loans have the potential for cost overruns, the developer’s failing to meet a project delivery schedule, market downturns and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt.

In addition, we may invest in subordinate, unrated or distressed mortgage loans or unrated or non-investment grade CRE securities, which typically result from increased leverage, lack of strong operating history, borrowers’ credit history, underlying cash flow from the properties and other factors. As a result, these investments typically have higher risk of default and loss, particularly during economic downturns.
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
In a challenging economic environment, we may experience an increase in provisions for loan losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.

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
The creditworthiness of tenants in our real estate investments has been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations.
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
Borrowers under certain of our CRE debt investments may give their tenants or other persons similar rights with respect to the collateral. Similarly, we may also determine to give our tenants a right of first refusal or similar options. Such rights could negatively affect the residual value or marketability of the property and impede our ability to sell the collateral or the property.
As a result, our ability to sell investments in response to changes in economic and other conditions could be limited. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our investments may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
We currently have, and may in the future enter into, joint ventures with third parties, affiliates of our Advisor and other NSAM Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:

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

•
such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for example the operation of the properties;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status;

•
we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact our performance and results of operations;

•
our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity;

•	our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; and

•	to the extent we partner with other NSAM Managed Companies, our Sponsor may have conflicts of interest that may not be resolved in our favor.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Further, in some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it.
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
As of December 31, 2015, $150.9 million of our assets were invested in PE Investments. In February 2016, we acquired an additional 14% of PE Investment II from NorthStar Realty for $26.5 million based on a NAV of $660.6 million as of September

30, 2015, adjusted for distributions and contributions. With this add-on investment, we will be responsible for 29% of the Deferred Amount, or $100.8 million. The purchase was approved by our board of directors, including a majority of our independent directors, on the same terms and conditions negotiated by another existing and purchasing co-investor in the transaction. The success of our PE Investments in general is subject to a variety of risks, including, without limitation, risks related to: (i) the quality of the management of the portfolio funds in which we invest and the ability of such management to successfully select investment opportunities; (ii) general economic conditions; and (iii) the ability of the portfolio funds and, if applicable, us, to liquidate investments on favorable terms or at all. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (a) the agreed upon NAV does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (b) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (c) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of our investment. Furthermore, the timing in which we will realize proceeds, if any, from our PE Investments could differ materially from expectations and our actual yield could be substantially lower than our assumed yield. There can be no assurance that the management team of a portfolio fund or any successor will be able to operate the portfolio fund in accordance with our expectations or that we will be able to recover on our investments. In addition, investments in a real estate private equity fund generally will entail the payment of certain expenses, plus management fees and carried interest to the general partner or investment manager of the fund, which are in addition to the fees and expenses incurred directly by us. Such fees and expenses reduce our returns. Furthermore, our PE Investments are co-invested with NorthStar Realty, another company managed by an affiliate of our Advisor, which increases the likelihood that our Advisor could have conflicts of interest with that company.
Our acquisitions of PE Investments in Secondary Transactions (as defined below) are based on available information and assumptions.
We generally will acquire PE Investments from one or more sellers who is/are existing limited partners in the portfolio funds in one or more transactions on the secondary market, or Secondary Transactions. The overall performance of PE Investments acquired in a Secondary Transaction will depend largely on the acquisition price paid for such PE Investments, which may be negotiated based on incomplete or imperfect information, including valuations provided by the portfolio fund managers, which may be based on interim unaudited financial statements, research, market data or other information available to the manager. Such information may prove to be incomplete or imperfect, which could adversely affect the performance of the PE Investments. Additionally, in determining the acquisition price, we will be relying on certain assumptions with respect to the investments held by the portfolio funds, projected exit dates, future operating results, market conditions, the timing and manner of dispositions and other similar considerations. Actual realized returns on PE Investments will depend on various factors, including future operating results, market conditions at the time of disposition, legal and contractual restrictions on transfer that may limit liquidity, any related transaction costs, and the timing and manner of disposition, all of which may materially differ from the assumptions on which we relied in negotiating the acquisition price.
We may agree to a deferred component of the purchase price for the acquisition of a PE Investment, which increases our leverage and may create additional risks.
We may agree with a seller for all or a portion of the purchase price for a PE Investment acquired in a Secondary Transaction to be paid by over a period of time, or a Deferred Purchase Price Acquisition, which increases our leverage by the amount of the deferred payment obligation. In addition, the terms of any Deferred Purchase Price Acquisition may require us to pay all or a portion of cash flows received from the portfolio funds to the seller to reduce the unpaid purchase price. Therefore, there may be little or no near term cash flow available to us following the PE Investment.
PE Investments acquired in Secondary Transactions may include a pool of portfolio funds that are acquired on an “all or nothing” basis.
We may have the opportunity to acquire a portfolio of portfolio funds from a seller on an "all or nothing" basis. Certain of the portfolio funds in the portfolio may be less attractive (for commercial, tax, legal or other reasons) than others, and certain of the sponsors of such portfolio funds may be more familiar to us than others, or may be more experienced or highly regarded than others. In such cases, it may not be possible for us to carve out from such purchases those investments which we consider (for commercial, tax, legal or other reasons) less attractive. In addition, because the purchaser in a Secondary Transaction generally will step into the position of the seller, we generally will not have the ability to modify or amend a portfolio fund’s constituent documents (e.g. limited partnership agreement) or otherwise negotiate the legal or economic terms of the interests being acquired. Additionally, our acquisition of portfolio funds in a Secondary Transaction will generally be subject to the consent of each portfolio fund manager and may, in some cases, be subject to rights of first refusal or similar rights by existing portfolio fund investors. In the event a portfolio fund manager withholds its consent to a transfer to us or the investors in a portfolio fund exercise any rights of first refusal to acquire all or a portion of the interests to be transferred to us, it could adversely impact the performance of the PE Investment portfolio and us.

PE Investments are short-lived assets and we may not be able to reinvest capital in comparable investments.
As of December 31, 2015, our PE Investments have a weighted average life of approximately 1.69 years based on our projections and assumptions. Because these PE Investments are short-lived, we may be unable to reinvest the distributions received from the portfolio funds in investments with similar returns, which could adversely impact our performance.
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
We may invest in CDO notes which are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we may invest in the equity interest of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there may be little or no income or principal available to the holders of CDO equity interests if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity interest of a CDO could decrease substantially. In addition, the equity interests of CDOs are illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity interests will generally have greater fluctuations than the value of the underlying collateral. Moreover, CDO notes generally do not qualify as real estate assets for purposes of the gross asset and income requirements that apply to REITs, which could adversely affect our ability to qualify for tax treatment as a REIT.
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
We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for us has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity were severely disrupted during the recession that began in 2008. While there have been improvements from that recession, increasing concerns over diminished economic growth, inflation and worldwide economic conditions have recently resulted in a significant deterioration in the markets. If economic conditions do not improve or continue to worsen, we could suffer another severe downturn and another liquidity crisis could emerge. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. If we cannot obtain sufficient debt and equity capital on acceptable terms, our ability to grow our business, operate and make distributions to stockholders could be severely impacted.
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
Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, acquire or originate CRE debt at attractive prices and enter into hedging transactions. Also, if market interest rates increase, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control.
Interest rate changes may also impact our net book value as our CRE securities and hedge derivatives are recorded at fair value each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.
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
Our operating results depend in large part on differences between the income from our assets less our operating costs, reduced by any financing costs and credit losses. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may adversely influence our net income. Increases in these rates may decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and/or currency risks, unanticipated changes in interest rates or exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. We may also be exposed to liquidity issues as a result of margin calls or settlement of derivative hedges. Our hedging activities, if not undertaken in compliance with certain federal income tax requirements, could also adversely affect our ability to qualify for taxation as a REIT.
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
Refer to the below risk factor “The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities” for a discussion of how the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, may affect the use of hedging instruments.
We use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Furthermore, the cost of borrowings may increase substantially if lenders view us as having increased credit risk during periods of market distress.
Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have three Term Loan Facilities that provide for an aggregate of up to $550 million to finance loan originations. As of March 14, 2016, we have $255.9 million of available borrowings under our Term Loan Facilities. We may obtain additional facilities and increase our lines of credit on existing facilities in the future.
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
These facilities may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. Currently, our Term Loan Facilities provide for an unrestricted cash covenant of at least $3.75 million and a maximum of $22.5 million. In the event that we are unable to meet the collateral obligations for our short-term borrowings, our financial condition could deteriorate rapidly.
We use leverage in connection with our investments, which increases the risk of loss associated with our investments and may significantly impact our liquidity position.
We use a variety of structures to finance our investments. We finance the origination and acquisition of a portion of our investments with our credit facilities, securitization financing transactions and other term borrowings, including repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to stockholders, for our operations and for future business opportunities. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.
Further, short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. Posting additional collateral to support our financing arrangements could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.
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
In October 2015, we, through an indirect wholly-owned subsidiary entered into a credit facility agreement with a global financial institution, or Loan Facility 5, which provides up to $200.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend upon asset type and characteristics and will range from the one-month LIBOR, plus a spread of 2.25% to 2.75%. The initial maturity date of the credit facility is October 13, 2018, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions set forth in the governing documents. During the initial term, the credit facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments. We agreed to guarantee certain obligations of the credit facility Loan Facility 5 if we or any of our affiliates engages in certain customary bad acts. The credit facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, we must maintain: (i) minimum total equity of $300.0 million; (ii) minimum liquidity of $20.0 million; (iii) a ratio of total borrowings to total equity of not greater than 250%; and (iv) a ratio of EBITDA to fixed charges not greater than 140%.
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
As of December 31, 2015, our real estate portfolio had $317.9 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
In November 2012 and August 2013, we entered into two securitization financing transactions, in connection with the securitization financing transactions, subsidiaries of ours made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties or a defect in the documentation of any of the contributed assets, which breach or defect materially and adversely affects the value of the subject contributed asset, the value of the related mortgaged property or the interests of the trustee therein, then we will be required to either cure the breach, repurchase the affected contributed asset from the issuing entity, replace the affected contributed asset with another asset or make a loss of value payment, as the case may be. Any such loss could be material and have an adverse effect on our financial condition.
Further in connection with these transactions, since we and NorthStar Realty both contributed assets into a single securitization, we entered into a partnership agreement with NorthStar Realty that provides that both parties will receive the economic benefit and bear the economic risk associated with the assets each contributed into the securitization. In both cases, a portion of our and NorthStar Realty’s respective retained interests will be subordinate to interests of the senior bondholders. In the event that we or NorthStar Realty suffers a complete loss of a portion of the respective retained interests, any additional losses would be borne by the remaining retained interests held by us or NorthStar Realty, as the case may be, prior to the senior bondholders.

We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.
Risks Related to Our Company
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
Because our Sponsor is a publicly-traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor or other NSAM Managed Companies that are publicly traded, such as NorthStar Realty, could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Recently, NSAM and NorthStar Realty common stock has been highly volatile and NSAM is subject to an activist campaign, all of which could disrupt operations and potentially harm our business. Any adverse changes in the financial condition or our relationship with our Sponsor, our Advisor and related affiliates could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, our Sponsor has not purchased any shares of our common stock and has no obligation to do so in the future. In addition, as of December 31, 2015, NorthStar Realty, one of the NSAM Managed Companies has only invested $5.8 million in us through the purchase by its subsidiary of 645,847 shares of our common stock including amounts related to its obligation under the distribution support agreement with us that terminated in connection with the completion of our initial public offering. As a result, our Sponsor will have no exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
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
We provide stockholders with information using funds from operations attributable to our common stockholders, or FFO, and modified funds from operations attributable to our common stockholders, or MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
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
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under MGCL and our charter, stockholders have a right to vote only on:

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
In addition, NorthStar OP Holdings, LLC, or the Special Unit Holder, is an affiliate of our Advisor and, as the special limited partner in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The Special Unit Holder will only become entitled to the compensation after stockholders have received, or are deemed to receive, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 8.0%.
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
On December 16, 2014, our board of directors approved and established an estimated value per share of $10.02 for our common stock as of October 31, 2014. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount. In connection with its determination of the estimated value of our shares of common stock, our board of directors also determined that, effective January 1, 2015 distributions may be reinvested in shares of our common stock pursuant to the DRP at a price of $9.52 per share, which is approximately 95% of the estimated value per share, and the price paid for shares redeemed under the Share Repurchase Program will be $9.52 per share.
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

The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes in market interest rates for commercial real estate debt investments, changes to commercial real estate values, changes in capitalization rates, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, or FINRA, or in compliance with ERISA guidelines with respect to their reporting requirements.
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
The price of our shares in our Offering was not established on an independent basis and the actual value of stockholders’ investments may be substantially less than what they paid.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions and we may not generate sufficient cash flow from operations to fund distributions. For the year ended December 31, 2015, we declared distributions of $95.7 million compared to cash flow provided by operations of $85.0 million, representing approximately 89% of such distributions declared. During this period, the remaining 28% of distributions declared were paid using proceeds from our DRP. During our initial public offering, pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceeded our MFFO, NorthStar Realty purchased $4.6 million of shares of our common stock at $9.00 per share to provide additional cash to support distributions to stockholders. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our distribution support agreement expired in July 2013. We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and stockholders’ overall return may be reduced.
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
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel of our Advisor or its affiliates used to perform services for us.
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
Our organizational documents do not prevent us from buying assets from or selling assets to another NSAM Managed Company or from paying our Advisor an acquisition fee or a disposition fee related to such a purchase or sale.
If we buy an asset from or sell an asset to another NSAM Managed Company, our organizational documents would not prohibit us from paying our Advisor an acquisition fee or a disposition fee, as applicable. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than us or one of the other NSAM Managed Companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a purchase or sale of assets among the NSAM Managed Companies. As a result, our Advisor may earn an acquisition or disposition fee despite the transaction not being the most favorable to us or stockholders.
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

•
borrowings to originate or acquire CRE debt or securities investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor, as well as increase the amount of allocable expenses that may be reimbursed by us;

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
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates can be substantial. However, there is no reimbursement for personnel costs related to executive officers, although there may be reimbursement for certain executive officers of our Advisor. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2015, our Advisor allocated $13.1 million in costs and expenses to us. Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Hamamoto, Tylis, Gilbert, Lieberman, Saracino, Ms. Hess and Ms. Neslin, are also executive officers of our Sponsor and/or certain other NSAM Managed Companies. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other NSAM Managed Companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
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
The decision of how any potential investment should be allocated among us and other NSAM Managed Companies or Strategic Vehicles for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
In addition, subject to compliance with Investment Advisers Act of 1940 rules, we may enter into principal transactions with our Advisor or its affiliates or cross-transactions with other NSAM Managed Companies or Strategic Vehicles. For certain cross-transactions, our Advisor may receive a fee from us or another NSAM Managed Company and conflicts may exist. There is no guaranty that any such transactions will be favorable to us. Because our interests and the interests of Sponsor and our Advisor may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
Further, there are conflicts of interest that arise when our Advisor makes expense allocation determinations, as well as in connection with any fees payable between us and our Advisor. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Advisor’s failure to allocate certain fees and costs to us appropriately.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us and/or our Sponsor.
Our future success depends, to a significant extent, upon the continued services of key personnel of our Sponsor, such as Messrs. Hamamoto, Tylis, Gilbert, Saracino and Lieberman, Ms. Hess and Ms. Neslin. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Sponsor, such individual may also no longer serve as one of our executive officers. Any change in our Sponsor’s relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with us or our Sponsor. The loss of services of certain of our executive officers could harm our business and our prospects.
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
The direct or indirect effects of the Dodd-Frank Act enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
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
Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.
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
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in [the business of] purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusion provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs to the extent they exist. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exclusion and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exclusion provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.
The loss of our Investment Company Act exclusion could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our common stock.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company.
If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the

Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Our Advisor is subject to extensive regulation, including as an investment adviser in the United States, as a fund services business in the Bailiwick of Jersey, which could adversely affect its ability to manage our business.
Certain of our Sponsor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of our Advisor’s managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or its registration in the Bailiwick of Jersey, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
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
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans or repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For instance, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained therein, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue

Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While mezzanine loans in which we invest may not meet all of the requirements for reliance on this safe harbor, we expect to invest in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests.
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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% (20% after 2017) of the value of our gross assets may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our CRE debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test although it may nevertheless be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test. For taxable years beginning after 2015, debt obligations secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.
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
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.

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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures that we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
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
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend, as taxable income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
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
We may hold certain limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our real estate property investments are part of our real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our real estate investments as of December 31, 2015 (dollars in thousands):

Location City, State	Square Feet	Number of Properties	Percentage Occupied	Ownership Interest	Type	Lease Expiration Date(1)	Gross Carrying Value(2)	Borrowings
Clemson, SC	204,612	1	97%	80%	Student Housing	Various	$19,865	$12,907
Columbia, SC	234,800	1	99%	80%	Student Housing	Various	23,707	16,395
Farmington Hills, MI	702,130	1	96%	90%	Multifamily	Various	58,044	42,370
Kalamazoo, MI	278,412	1	94%	80%	Student Housing	Various	22,660	15,747
New Orleans, LA	354,988	1	97%	85%	Multifamily	Various	55,180	42,902
St. Louis, MO	892,306	7	88%	95%	Office	Jun-25	115,217	108,569
Warrendale, PA	554,474	5	100%	89%	Office	Nov-24	93,672	77,512
Total / weighted average	3,221,722	17	95%				$388,345	$316,402
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

As of December 31, 2015, we had no properties with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2015, we had one single property with gross revenues equal to or greater than 10% of our total revenues.
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
We provide an estimated value per share of our common stock in each annual report distributed to our stockholders, the method by which it was developed and the date of the data used to develop the estimated value to assist broker-dealers in connection with the obligations under FINRA Rule 5110 and to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. On December 16, 2014, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $10.02 as of October 31, 2014, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities as of the Valuation Date. As of the Valuation Date, (1) the estimated value of our CRE debt investments was $1.5 billion, compared with an aggregate outstanding principal balance of $1.4 billion; (2) the estimated value of our CRE equity investments was $366.7 million, compared with an aggregate initial purchase price, including subsequent capital expenditures, of $305.3 million; (3) the estimated value of our PE Investments was $172.4 million, compared with a carrying value of $137.8 million; and (4) the estimated value of our CRE securities was $83.4 million, compared to a carrying value of $70.2 million. For additional information on the methodology used in calculating our estimated value per share, refer to our Current Report on Form 8-K filed with the SEC on December 17, 2014.
In connection with its determination of the estimated value of our shares of common stock, and pursuant to our DRP, our board of directors determined that, effective January 1, 2015, distributions may be reinvested in shares of our common stock at a price of $9.52 per share, which is approximately 95% of the estimated value per share as of the Valuation Date. Prior to the determination of the estimated value per share, the DRP offering price for the most recent distribution reinvestment in December 2014 was $9.50 per share, which was 95% of the $10.00 estimated value per share based upon the public offering price in our initial public offering.
The board of directors currently expects that our next estimated value per share will be based upon our assets and liabilities as of December 31, 2015 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish updated estimated values per share annually.
Stockholders
As of March 14, 2016, we had 24,273 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2015
First Quarter	$12,640	$10,720	$23,360
Second Quarter	12,910	10,882	23,792
Third Quarter	13,107	11,095	24,202
Fourth Quarter	13,169	11,145	24,314
Total	$51,826	$43,842	$95,668

2014
First Quarter	$12,369	$10,338	$22,707
Second Quarter	12,492	10,650	23,142
Third Quarter	12,674	10,885	23,559
Fourth Quarter	12,717	10,997	23,714
Total	$50,252	$42,870	$93,122

2013
First Quarter	$7,728	$5,736	$13,464
Second Quarter	10,694	8,170	18,864
Third Quarter	12,644	10,213	22,857
Fourth Quarter	12,678	10,359	23,037
Total	$43,744	$34,478	$78,222
________________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
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
For the period from October 18, 2010 through December 31, 2015, we issued 13.8 million shares totaling $130.9 million of gross offering proceeds pursuant to our DRP.
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
For the three months ended December 31, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	670,129	$9.64	670,129	(1)
November 1 to November 30	—	—	—	(1)
December 1 to December 31	—	—	—	(1)
Total	670,129	$9.64	670,129
__________________________________________________________

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

As of December 31, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On October 19, 2015, we granted 7,485 shares of restricted common stock at $10.02 per share to a newly appointed independent director on the board of directors and a member of the audit committee.
During the three months ended December 31, 2015, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:	(Dollars in thousands, except per share and distributions declared data)
Net interest income	$75,132	$81,597	$62,374	$21,302	$2,190
Rental and other income	60,394	29,342	1,970	—	—
Expenses	112,733	70,341	31,355	6,569	1,324
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,685	52,759	32,989	15,304	1,598
Net income (loss)	45,591	88,953	61,017	15,304	1,598
Net income (loss) per share of common stock, basic/diluted	$0.38	$0.77	$0.63	$0.44	$0.22
Distributions declared per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.80

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:	(Dollars in thousands)
Cash	$127,890	$35,755	$119,595	$213,727	$53,859
Real estate debt investments, net	997,836	1,250,023	1,074,773	514,058	72,937
Operating real estate, net	365,327	403,347	125,168	—	—
Investments in unconsolidated ventures	157,843	195,860	156,616	—	—
Real estate securities, available for sale	83,622	79,636	66,450	29,582	34,746

Total assets	1,947,516	2,188.021	1,831,104	859,938	169,365
Total borrowings	819,716	996,178	637,752	250,812	24,061
Total liabilities	915,505	1,125,324	825,879	342,192	33,458
Total equity	1,032,011	1,062,697	1,005,225	517,746	135,907

	Years Ended December 31,
	2015	2014	2013	2012	2011
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$84,995	$93,392	$66,600	$13,367	$1,325
Investing activities	257,731	(504,087)	(913,785)	(444,395)	(75,678)
Financing activities	(250,591)	326,855	753,053	590,896	107,807

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT debt, CDO, notes and other securities. In addition, we may own investments through joint ventures. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of December 31, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect shareholder capital. We believe our Advisor’s platform and experience provide us the flexibility to invest across the real estate capital structure.
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

Sources of Operating Revenues and Cash Flows
We primarily generate revenue from net interest income on our CRE debt and securities investments and net rental and other operating income from our real estate properties. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between net revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The U.S. economy has improved, with the Federal Reserve raising the Federal Funds Rate for the first time in seven years in December 2015. Concerns remain regarding low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat low inflation and stagnant growth.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. The concern of a possible recession is resulting in uncertainty regarding the timing of the next Federal Reserve increase to the Federal Funds Rate.
CRE fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015, especially in the real estate private markets. However, property price appreciation has slowed and the markets may be in the later stage of the current real estate cycle that could lead to a recessing environment.
Global economic and political headwinds, along with global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively. For the year ended December 31, 2015, approximately $95 billion of new CMBS was issued in the United States, slightly below the original projection of $100 billion, with industry experts currently predicting approximately $90 billion of non-agency CMBS issuance in 2016. While there appears to be a supply of available liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with contractual terms and could weaken demand to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected, and therefore, reduce our ability to make distributions to stockholders.
After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years, with sales peaking in 2013, with approximately $20 billion of equity being raised for programs in this space, largely influenced by a high volume of liquidity events due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 sales were down 36% compared to 2014, due to a variety of factors including a reduced number of liquidity events and an expanding regulatory environment. We continue to actively monitor these regulatory changes including the implementation of FINRA 15-02 related to broker-dealer account statements, the U.S. Department of Labor’s proposal on a fiduciary standard for retirement accounts and potential state or federal limitations on the concentration of alternative investment products as a percentage of customer portfolios. Although these developments may negatively impact overall non-traded equity sales, these dynamics are not anticipated to impact the Company as we are no longer in our offering period.

Due to generally positive real estate market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns to reinvest our capital as our portfolio experiences repayments and a return of our invested capital. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by opportunistic sales to maximize value. We believe that our Advisor, and its affiliates, have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the proceeds from our DRP and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. We have raised total gross proceeds of $1.2 billion. Since the successful completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $550.0 million to finance the origination of CRE first mortgage loans, our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions, or our Securitization Financing Transactions, to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgage notes.
The following table presents our investment activity for the year ended December 31, 2015 and from inception through December 31, 2015, adjusted for our acquisitions and commitments through March 14, 2016 (dollars in thousands):

	Year Ended		From Inception Through
	December 31, 2015		December 31, 2015
Investment Type:	Count	Principal Amount/Cost	Count	Principal Amount/Cost(1)
CRE debt	1	$45,050	47	$1,867,975
Operating real estate	—	—	17	429,126
PE Investments(2)	—	—	3	341,473
CRE securities	1	16,113	12	156,175
Total	2	61,163	79	$2,794,749
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
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or a simple majority vote.
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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of December 31, 2015, we did not have any CRE securities investments for which we elected the fair value option.
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
Operating Real Estate
Rental and other income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheet.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2015, we did not have any OTTI recorded on our CRE securities.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the fourth quarter 2015 and the impact of the adoption as of December 31, 2015 and 2014 was a reduction to both total assets and total liabilities of $2.3 million and $4.9 million, respectively.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015. See “Note 4. Operating Real Estate” for more information regarding adjustments to provisional amounts that occurred during the year ended December 31, 2015.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Year Ended December 31, 2015 to December 31, 2014 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Net interest income
Interest income	$96,471	$102,697	$(6,226)	(6.1)%
Interest expense	21,339	21,100	239	1.1%
Net interest income	75,132	81,597	(6,465)	(7.9)%

Property and other revenues
Rental and other income	60,394	29,342	31,052	105.8%
Total property and other revenues	60,394	29,342	31,052	105.8%

Expenses
Asset management and other fees - related party	23,965	24,676	(711)	(2.9)%
Mortgage notes interest expense	14,832	7,763	7,069	91.1%
Transaction costs	1,344	2,777	(1,433)	(51.6)%
Property operating expenses	31,135	15,433	15,702	101.7%
General and administrative expenses	15,475	13,265	2,210	16.7%
Depreciation and amortization	25,982	6,427	19,555	304.3%
Total expenses	112,733	70,341	42,392	60.3%

Other income (loss)
Realized gain (loss) on investments and other	—	397	(397)	(100.0)%
Unrealized gain (loss) on investments and other	(12,108)	11,764	(23,872)	(202.9)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,685	52,759	(42,074)	(79.7)%
Equity in earnings (losses) of unconsolidated ventures	36,017	41,679	(5,662)	(13.6)%
Income tax benefit (expense)	(1,111)	(5,485)	4,374	(79.7)%
Net income (loss)	$45,591	$88,953	$(43,362)	(48.7)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2015			2014
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$1,167,036	$91,334	7.83%	$1,209,809	$96,709	7.99%
CRE securities investments	54,288	5,137	9.46%	53,334	5,988	11.23%
	$1,221,324	$96,471	7.90%	$1,263,143	$102,697	8.13%
Interest-bearing liabilities:
Securitization bonds payable	$261,811	$12,212	4.66%	$470,286	$15,902	3.38%
Credit facilities	287,200	9,127	3.18%	139,289	5,198	3.73%
	$549,011	$21,339	3.89%	$609,575	$21,100	3.46%
Net interest income		$75,132			$81,597
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decrease of $6.2 million was primarily attributable to the repayments of 23 debt investments that generated $24.6 million of interest income offset by the origination of 12 debt investments that earned $18.4 million.
Interest expense increase of $0.2 million was primarily attributable to an increase in expense of $3.5 million on our Credit Facilities due to existing and new borrowings offset by a decrease in expense of $3.3 million for our Securitization Financing Transactions due to repayments.
Other Revenues
Rental and Other Income
Rental and other income increase of $31.1 million was primarily attributable to the full year impact of real estate equity investments acquired in 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decrease of $0.7 million was driven by a decrease in acquisition activity in 2015 offset by an increase in asset management fees due to the stabilization of the portfolio.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $7.1 million was attributable to the full year impact of real estate equity investments acquired in 2014.
Transaction Costs
Transaction costs represent expenses such as professional fees associated with the acquisition of new investments. The decrease of $1.4 million is due to the volume of real estate equity investments in 2014 compared to 2015 offset by debt investment financing activities.
Property Operating Expenses
Property operating expenses increase of $15.7 million was driven by the full year impact of real estate equity investments acquired in 2014.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $2.2 million were primarily attributable to increased operating costs related to the higher level of invested assets.
Depreciation and Amortization
Depreciation and amortization expense increase of $19.6 million was attributable to the completion of four purchase price allocations of real estate equity investments acquired in 2014.
Realized Gain (Loss) on Investments and Other
In the fourth quarter 2014, we realized a gain of $0.6 million on the sale of a CMBS, which was offset by a loss of $0.2 million from the sale of a mezzanine loan participation in the first quarter 2014.
Unrealized Gain (Loss) on Investments and Other
For the year ended December 31, 2015, we recorded an unrealized loss of $12.1 million on PE Investment I and PE Investment II. For the year ended December 31, 2014, we recorded an unrealized gain of $11.8 million on PE Investment I.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decrease of $5.7 million was primarily attributable to a decrease in earnings from PE Investments.
Income Tax Benefit (Expense)
For the years ended December 31, 2015 and 2014, we recorded income tax expense of $1.1 million and $5.5 million, respectively, related to PE Investments.

Comparison of the Year Ended December 31, 2014 to December 31, 2013 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$102,697	$77,553	$25,144	32.4%
Interest expense	21,100	15,179	5,921	39.0%
Net interest income	81,597	62,374	19,223	30.8%

Property and other revenues
Rental and other income	29,342	1,970	27,372	NM
Total property and other revenues	29,342	1,970	27,372	NM

Expenses
Asset management and other fees - related party	24,676	17,925	6,751	37.7%
Mortgage notes interest expense	7,763	583	7,180	NM
Transaction costs	2,777	2,862	(85)	(3.0)%
Property operating expenses	15,433	823	14,610	NM
General and administrative expenses	13,265	8,659	4,606	53.2%
Depreciation and amortization	6,427	503	5,924	NM
Total expenses	70,341	31,355	38,986	124.3%

Other income (loss)
Realized gain (loss) on investments and other	397	—	397	100.0%
Unrealized gain (loss) on investments and other	11,764	—	11,764	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	52,759	32,989	19,770	59.9%
Equity in earnings (losses) of unconsolidated ventures	41,679	30,292	11,387	37.6%
Income tax benefit (expense)	(5,485)	(2,264)	(3,221)	142.3%
Net income (loss)	$88,953	$61,017	$27,936	45.8%
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2014			2013
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$1,209,809	$96,709	7.99%	$850,120	$72,194	8.49%
CRE securities investments	53,334	5,988	11.23%	48,217	5,359	11.11%
	$1,263,143	$102,697	8.13%	$898,337	$77,553	8.63%
Interest-bearing liabilities:
Securitization bonds payable	$470,286	$15,902	3.38%	$277,739	$9,208	3.32%
Credit facilities	139,289	5,198	3.73%	117,842	5,971	5.07%
	$609,575	$21,100	3.46%	$395,581	$15,179	3.84%
Net interest income		$81,597			$62,374
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

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
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $7.2 million was attributable to mortgage notes payable related to our real estate equity investments acquired beginning in the fourth quarter 2013.
Transaction Costs
Transaction costs in 2014 represent expenses such as professional fees associated with the acquisition of real estate equity investments. Transaction costs in 2013 represent expenses such as professional fees associated with our acquisition of PE Investments and a real estate equity investment.
Property Operating Expenses
Property operating expenses increase of $14.6 million was attributable to real estate equity investments acquired during the third and fourth quarters of 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $4.6 million was primarily attributable to increased operating costs which was related to heightened investment activity subsequent to the third quarter of 2014.
Depreciation and Amortization
Depreciation and amortization expense increase of $5.9 million was attributable to the completion of the two purchase price allocations of real estate equity investments acquired in the third and fourth quarters of 2014.
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
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increase of $11.4 million was primarily attributable to a $5.0 million decrease in earnings from PE Investments offset by an increase in earnings from a joint venture entered into in the second quarter 2014.
Income Tax Benefit (Expense)
For the years ended December 31, 2014 and 2013, we recorded income tax expense of $5.5 million and $2.3 million, respectively, related to PE Investments.

Liquidity and Capital Resources
We require capital to fund our investment activities, pay operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP. As of March 14, 2016, we had $131.5 million of investable cash.
Securitization Financing Transactions
We entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of December 31, 2015, we had $335.4 million carrying value of CRE debt investments financed with $185.8 million of securitization bonds.
Securitization 2013-1
In August 2013, we closed our $531.5 million Securitization 2013-1. We, through our subsidiaries, initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount and NorthStar Realty, through its subsidiaries, transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. We account for such loans transferred by NorthStar Realty, as a loan collateral receivable, related party. Subsequent to the closing of Securitization 2013-1, we contributed four additional CRE debt investments with a $105.5 million aggregate principal balance. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.72%. We retained all of the below investment-grade bonds in Securitization 2013-1. The documents that govern Securitization 2013-1 require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test (as defined by each applicable governing document) in order for us to receive regular cash flow distributions and defaults in our CRE debt investments, among other things, can negatively impact the OC and IC tests. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the investment-grade securitization bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our distributions and affect compliance with REIT requirements.
The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to December 31, 2015 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to December 31, 2015	118,226	539
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
Credit Facilities
We currently have five Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and two CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2016 to October 2018 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates ranging from March 2018 to October 2019. The advance rate and maturity date of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.

Offering
We have raised total gross proceeds of $1.2 billion in the Offering.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of December 31, 2015, our leverage as a percentage of our cost of investments was 50%.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2015	2014	2013
Operating activities	$84,995	$93,392	$66,600
Investing activities	257,731	(504,087)	(913,785)
Financing activities	(250,591)	326,855	753,053
Net increase (decrease) in cash	$92,135	$(83,840)	$(94,132)
Year Ended December 31, 2015 Compared to December 31, 2014
Net cash provided by operating activities was $85.0 million for the year ended December 31, 2015 compared to $93.4 million for the year ended December 31, 2014. Net cash provided by operating activities related to net interest income and rental income generated from our investments and distributions from PE Investments, partially offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses and general and administrative expenses.
Net cash provided by investing activities was $257.7 million for the year ended December 31, 2015 compared to net cash used of $504.1 million for the year ended December 31, 2014. Net cash provided by investing activities for the year ended December 31, 2015 related to repayments from CRE debt investments and distributions from PE Investments, partially offset by additional fundings on CRE debt investments and improvements of operating real estate. Net cash used in investing activities for the year ended December 31, 2014 related to the origination of CRE debt investments, investments in unconsolidated ventures and the acquisition of operating real estate, partially offset by repayments from CRE debt investments, distributions from PE Investments and proceeds from the sale of a CRE debt investment.
Net cash used in financing activities was $250.6 million for the year ended December 31, 2015 compared to net cash provided by financing activities of $326.9 million for the year ended December 31, 2014. Net cash used in financing activities for the year ended December 31, 2015 primarily related to the repayment of securitization bonds, distributions paid on our common stock and share repurchases, partially offset by proceeds from our DRP and proceeds from borrowings. Net cash provided by financing activities for the year ended December 31, 2014 primarily related to net borrowings from Credit Facilities and mortgage notes payable, a decrease in restricted cash at Securitization 2013-1 and proceeds from our DRP, partially offset by distributions paid on our common stock, repayment of securitization bonds, share repurchases and the payment of deferred financing costs.
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
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
		2016	2017 - 2018	2019 - 2020
	Total	Less than 1 year	1-3 years(6)	3-5 years(7)	More than 5 years
Securitization bonds payable	$185,812	$—	$—	$—	$185,812
Mortgage notes payable	317,865	16,405	1,700	19,699	280,061
Credit facilities(1)	318,000	11,055	198,032	108,913	—
Estimated interest payments(2)	163,398	31,667	57,027	30,409	44,295
Unfunded commitments(4)	56,859	36,185	11,072	3,967	5,635
PE Investments(3)	53,179	8,859	44,320	—	—
Total(5)	$1,095,113	$104,171	$312,151	$162,988	$515,803
___________________________________

(1)	Based on the extended maturity date.

(2)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR benchmark plus the respective spread as of December 31, 2015 was used to estimate payments for our floating-rate borrowings.

(3)	Includes an estimated $1.0 million associated with future fundings and the deferred purchase price of $52.1 million for PE Investment II.

(4)	Excludes a future funding commitment related to our participation in a mezzanine loan which was originated through a joint venture with affiliates of RXR as we sold the loan in January 2016.

(5)
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

(6)	Total includes $52.4 million and $259.8 million for years ended December 31, 2017 and 2018, respectively.

(7)	Total includes $131.1 million and $31.9 million for years ended December 31, 2019 and 2020, respectively.
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
Incentive Fee
Our Advisor, or its affiliates, are entitled to receive distributions equal to 15.0% of net cash flows of us, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.
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

Reimbursements to Advisor
Operating Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the years ended December 31, 2015, 2014 and 2013 and the amount due to related party as of December 31, 2015 and 2014 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2015(3)	2014	2013	2015	2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$23,965	$21,969	$13,600	$—	$—
Acquisition(1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	451	8,176	10,194	—	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees- related party	3,317	2,456	1,178	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	13,116	11,507	7,786	—	—
Organization	General and administrative expenses	—	—	62	—	—
Offering	Cost of capital	—	—	2,989	—	—
Total		$40,849	$44,108	$35,809	$—	$—
______________________________________________________________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2015, our Advisor deferred $0.6 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of December 31, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $7.9 million that remain eligible to allocate to us.

(3)
For the year ended December 31, 2015, the aggregate amount of fees and all other costs paid to our Advisor was $40.8 million. For the year ended December 31, 2015, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 45.0% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. We did not incur any offering costs for the year ended December 31, 2015.

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
Securitization 2013-1
In August 2013, we closed Securitization 2013-1. We initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. NorthStar Realty contributed three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. An affiliate of our Sponsor was named special servicer of Securitization 2013-1.
We reclassified $54.1 million and $77.9 million from Real estate debt investments, net to Loan collateral receivable, related party as of December 31, 2015 and 2014, respectively. The reclassifications are in accordance with accounting standards for transfers of financial assets as we determined that NorthStar Realty retained an interest in the senior loans.

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
PE Investment IIA
Refer to “Recent Developments” for additional investment activity.
Recent Developments
Distribution Reinvestment Plan
From January 1, 2016 through March 14, 2016, we issued 1.2 million shares of common stock pursuant to our DRP raising proceeds of $11.0 million. As of March 14, 2016, 3.0 million shares were available to be issued pursuant to our DRP.
Distributions
On March 2, 2016, our board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended June 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2016 through March 14, 2016, we repurchased 1.0 million shares for a total of $9.3 million or a weighted average price of $9.57 per share under our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Debt Investments
In February 2016, we originated a $20.0 million first mortgage loan secured by a retail property located in Ukiah, CA. The loan bears interest at 4.65% plus a 0.25% LIBOR floor.
PE Investment IIA
In February 2016, our board of directors, including all of our independent directors, approved the purchase of an additional 14% of the PE Investment II transaction from a Company managed by our Sponsor, NorthStar Realty, or PE Investment IIA. We purchased PE Investment IIA on the same terms and conditions negotiated by another existing and purchasing co-investor in the transaction. This increased our total ownership from 15% to 29%. We acquired PE Investment IIA for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, we will be responsible for 29% of the Deferred Amount, or $100.8 million.

Real Estate Securities
In February 2016, we approved the purchase of a CMBS with a face value of $6.7 million at a discount to par of $2.3 million. The bond was purchased with an unlevered yield of 8.1%. As of purchase date, the weighted average expected maturity of the CMBS was 9.9 years.
CMBS Facilities
In January 2016, we entered into a new master repurchase agreement with an institutional bank to finance a CMBS investment. In February 2016, one CMBS investment with a face value totaling $16.1 million was financed with $5.6 million drawn on the repo facility.
Portfolio Management Activities
In January 2016, we sold our participation in a mezzanine loan at par value of $59.8 million which was originated in a joint venture with affiliates of RXR.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments that meet the specified criteria identified in the rules and regulations of the SEC;

•	realized gains (losses) from the early extinguishment of debt;

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
We typically purchase CMBS at a premium or discount to par value, and in accordance with GAAP, record the amortization of premium/accretion of the discount to interest income (the “CMBS effective yield”). During the year ended December 31, 2015, we reviewed our position relating to the impact of the CMBS effective yield on MFFO and concluded that this effective yield should be reported in MFFO. We believe that by reporting CMBS effective yield in MFFO, MFFO provides better insight to the expected contractual cash flows and is more in-line with our review of operating performance.
Accordingly, for the years ended December 31, 2015, 2014 and 2013, we reported in MFFO CMBS effective yield of $1.0 million, $1.3 million and $1.0 million, respectively. Additionally, MFFO for the years ended December 31, 2014 and 2013 presented in the table below has been adjusted to conform to current period presentation.
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

The following table presents a reconciliation of FFO and MFFO attributable to common stockholders to net income (loss) attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$45,614	$89,124	$61,271
Adjustments:
Depreciation and amortization	25,982	6,427	1,120
Depreciation and amortization related to non-controlling interests	(2,588)	(864)	(63)
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$69,008	$94,687	$62,328
Modified funds from operations:
Funds from operations	$69,008	$94,687	$62,328
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	8,537	8,406	7,426
Amortization of capitalized above/below market leases	1,007	—	—
Acquisition fees and transaction costs on investments	1,344	5,309	6,722
Straight-line rental (income) loss	(1,798)	(199)	—
Realized (gain) loss on investments and other	—	(397)	—
Unrealized (gain) loss on investments and other	12,108	(11,764)	—
Adjustments related to non-controlling interests	190	(316)	—
Deferred tax (benefit) expense	(1,485)	4,020	868
MFFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$88,911	$99,746	$77,344
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through December 31, 2015, we paid distributions at an annualized distribution rate of $0.80 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2015		2014
Distributions Declared(1)
Cash	$51,826		$50,252
DRP	43,842		42,870
Total	$95,668		$93,122

Sources of Distributions(1)
Funds from Operations(2)	$69,008	72%	$93,122	100%
Offering proceeds	26,660	28%	—	—
Total	$95,668	100%	$93,122	100%

Cash Flow Provided by (Used in) Operations	$84,995		$93,392
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through December 31, 2015, we declared distributions of $302.2 million, of which 81% was paid from FFO, 17% was paid from offering proceeds and 2% was paid from distribution support proceeds. From inception through December 31, 2015, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $34.6 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement, which terminated in July 2013, and the remainder related to shares issued pursuant to our DRP.

During 2015 and 2014, distributions in excess of our cash flow provided by operations were paid using Offering proceeds. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations.
As of March 15, 2016, our portfolio generated a 12.5% current yield on invested equity before expenses and excluding uninvested cash (our portfolio generated a current yield on invested equity of 6.0%, net of expenses and including uninvested cash of $131.5 million, as a result of the lag time in deploying capital from repayments). There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of December 31, 2015, 87.5% of our debt investments were floating rate investments and 61.3% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 1.4% related to the use of our CMBS repo facilities. As of December 31, 2015, most of our floating-rate investments had LIBOR floors below the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $4.0 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2015, one CRE debt investment contributed more than 10% of interest income.
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
We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

March 16, 2016

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2015	2014
Assets
Cash	$127,890	$35,755
Restricted cash	75,074	125,459
Real estate debt investments, net	997,836	1,250,023
Operating real estate, net	365,327	403,347
Investments in unconsolidated ventures (refer to Note 5)	157,843	195,860
Real estate securities, available for sale	83,622	79,636
Receivables, net	48,545	12,080
Deferred costs and other assets, net	37,323	7,959
Loan collateral receivable, related party (refer to Note 8)	54,056	77,902
Total assets	$1,947,516	$2,188,021
Liabilities
Securitization bonds payable	$185,314	$410,781
Mortgage notes payable	316,402	315,914
Credit facilities	318,000	269,483
Accounts payable and accrued expenses	11,238	13,812
Escrow deposits payable	61,881	104,325
Distribution payable	8,205	8,007
Other liabilities	14,465	3,002
Total liabilities	915,505	1,125,324
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 120,757,888 and 117,846,562 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,207	1,178
Additional paid-in capital	1,078,154	1,050,632
Retained earnings (accumulated deficit)	(86,938)	(36,884)
Accumulated other comprehensive income (loss)	21,901	28,414
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	1,014,324	1,043,340
Non-controlling interests	17,687	19,357
Total equity	1,032,011	1,062,697
Total liabilities and equity	$1,947,516	$2,188,021

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2015	2014	2013
Net interest income
Interest income	$96,471	$102,697	$77,553
Interest expense	21,339	21,100	15,179
Net interest income	75,132	81,597	62,374

Property and other revenues
Rental and other income	60,394	29,342	1,970
Total property and other revenues	60,394	29,342	1,970

Expenses
Asset management and other fees - related party	23,965	24,676	17,925
Mortgage notes interest expense	14,832	7,763	583
Transaction costs	1,344	2,777	2,862
Property operating expenses	31,135	15,433	823
General and administrative expenses (refer to Note 8)	15,475	13,265	8,659
Depreciation and amortization	25,982	6,427	503
Total expenses	112,733	70,341	31,355

Other income (loss)
Realized gain (loss) on investments and other	—	397	—
Unrealized gain (loss) on investments and other	(12,108)	11,764	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,685	52,759	32,989
Equity in earnings (losses) of unconsolidated ventures	36,017	41,679	30,292
Income tax benefit (expense)	(1,111)	(5,485)	(2,264)
Net income (loss)	45,591	88,953	61,017
Net (income) loss attributable to non-controlling interests	23	171	254
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$45,614	$89,124	$61,271
Net income (loss) per share of common stock, basic/diluted	$0.38	$0.77	$0.63
Weighted average number of shares of common stock outstanding, basic/diluted	119,321,920	116,121,313	97,827,244

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$45,591	$88,953	$61,017
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(6,513)	15,370	12,586
Total other comprehensive income (loss)	(6,513)	15,370	12,586
Comprehensive income (loss)	39,078	104,323	73,603
Comprehensive (income) loss attributable to non-controlling interests	23	171	254
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$39,101	$104,494	$73,857

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	60,205	$602	$532,617	$(15,935)	$458	$517,742	$4	$517,746
Net proceeds from issuance of common stock	51,475	515	459,710	—	—	460,225	—	460,225
Non-controlling interests - contributions	—	—	—	—	—	—	4,824	4,824
Proceeds from distribution reinvestment plan	3,438	34	32,615	—	—	32,649	—	32,649
Shares redeemed for cash	(593)	(6)	(5,688)	—	—	(5,694)	—	(5,694)
Issuance and amortization of equity-based compensation	11	—	94	—	—	94	—	94
Other comprehensive income (loss)	—	—	—	—	12,586	12,586	—	12,586
Distributions declared	—	—	—	(78,222)	—	(78,222)	—	(78,222)
Net income (loss)	—	—	—	61,271	—	61,271	(254)	61,017
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - contributions	—	—	—	—	—	—	15,727	15,727
Non-controlling interests - distributions	—	—	—	—	—	—	(773)	(773)
Proceeds from distribution reinvestment plan	4,493	45	42,614	—	—	42,659	—	42,659
Shares redeemed for cash	(1,193)	(12)	(11,456)	—	—	(11,468)	—	(11,468)
Issuance and amortization of equity-based compensation	11	—	126	—	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	15,370	15,370	—	15,370
Distributions declared	—	—	—	(93,122)	—	(93,122)	—	(93,122)
Net income (loss)	—	—	—	89,124	—	89,124	(171)	88,953
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697
Non-controlling interests - contributions	—	—	—	—	—	—	268	268
Non-controlling interests - distributions	—	—	—	—	—	—	(1,915)	(1,915)
Proceeds from distribution reinvestment plan	4,599	46	43,737	—	—	43,783	—	43,783
Shares redeemed for cash	(1,710)	(17)	(16,447)	—	—	(16,464)	—	(16,464)
Issuance and amortization of equity-based compensation	22	—	232	—	—	232	—	232
Other comprehensive income (loss)	—	—	—	—	(6,513)	(6,513)	—	(6,513)
Distributions declared	—	—	—	(95,668)	—	(95,668)	—	(95,668)
Net income (loss)	—	—	—	45,614	—	45,614	(23)	45,591
Balance as of December 31, 2015	120,758	$1,207	$1,078,154	$(86,938)	$21,901	$1,014,324	$17,687	$1,032,011

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$45,591	$88,953	$61,017
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(36,017)	(41,679)	(30,292)
Depreciation and amortization	25,982	6,427	503
Straight line rental income	(1,798)	(199)	—
Amortization of capitalized above/below market leases	1,007	—	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	3,577	2,894	3,171
Amortization of deferred financing costs	3,944	4,261	3,258
Interest accretion on investments	(6,505)	(1,318)	140
Distributions from unconsolidated ventures (refer to Note 5)	31,690	36,194	28,665
Realized (gain) loss on investments and other	—	(397)	—
Unrealized (gain) loss on investments and other	12,108	(11,764)	—
Amortization of equity-based compensation	232	126	94
Deferred income tax expense	(1,485)	4,020	868
Changes in assets and liabilities:
Restricted cash	8,165	(2,764)	(903)
Receivables, net	58	4,374	(3,227)
Deferred costs and other assets	(1,894)	(490)	(1,047)
Due to related party	—	(3,076)	1,857
Accounts payable and accrued expenses	(47)	5,630	1,693
Other liabilities	387	2,200	803
Net cash provided by (used in) operating activities	84,995	93,392	66,600
Cash flows from investing activities:
Origination of real estate debt investments, net	(61,639)	(490,467)	(615,430)
Repayment on real estate debt investments	287,084	251,631	59,184
Proceeds from sale of real estate debt investments	—	17,325	41,383
Loan collateral receivable, related party	—	—	(79,095)
Repayment on loan collateral receivable, related party	23,846	1,193	—
Acquisition of operating real estate	—	(247,625)	(125,671)
Improvements of operating real estate	(8,700)	(7,818)	—
Proceeds from sales of real estate securities, available for sale	—	4,008	—
Investments in unconsolidated ventures (refer to Note 5)	(10,035)	(52,885)	(204,192)
Distributions from unconsolidated ventures (refer to Note 5)	38,107	30,344	41,130
Acquisition of real estate securities, available for sale	(10,818)	—	(23,285)
Repayment of real estate securities, available for sale	806	—	—
Change in restricted cash	(920)	(9,793)	(6,450)
Deferred costs and other assets, net	—	—	(1,359)
Net cash provided by (used in) investing activities	257,731	(504,087)	(913,785)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	460,094
Proceeds from distribution reinvestment plan	43,783	42,659	32,649
Shares redeemed for cash	(16,464)	(11,468)	(5,694)
Distributions paid on common stock	(95,470)	(92,896)	(74,345)
Repayment of mortgage notes	(198)	(121)	—
Borrowings from mortgage notes	—	186,550	102,500
Repayment of securitization bonds	(228,073)	(93,475)	—
Borrowings from credit facilities	55,148	257,798	99,550
Repayment of credit facilities	(6,630)	(16,638)	(197,548)
Proceeds from securitization bonds	—	—	382,046
Change in restricted cash	—	41,801	(42,608)
Payment of deferred financing costs	(1,040)	(2,309)	(8,415)
Contributions from non-controlling interests	268	15,727	4,824
Distributions to non-controlling interests	(1,915)	(773)	—
Net cash provided by (used in) financing activities	(250,591)	326,855	753,053
Net increase (decrease) in cash	92,135	(83,840)	(94,132)
Cash - beginning of period	35,755	119,595	213,727
Cash - end of period	$127,890	$35,755	$119,595

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,755	$24,148	$11,751
Cash paid for income taxes	4,028	3,142	30
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$42,444	$68,298	$100,776
Distribution payable	8,205	8,007	7,782
Non-cash related to PE Investments (refer to Note 5)	2,169	2,990	6,446
CRE debt investment payoff due from servicer	31,750	—	15,107
Acquisition of operating real estate / assumption of mortgage notes payable	—	29,133	—
Accrued capital expenditures	1,335	—	—
Reclassification of deferred financing costs to securitization bonds payable	389	2,729	—
Reclassification of deferred financing costs to mortgage notes payable	1,950	2,149	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments, predominantly in the United States. The Company may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. In addition, the Company may own investments through joint ventures. The Company was formed in January 2009 as a Maryland corporation and commenced operations in October 2010. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2010. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM) (the “Sponsor”). The Sponsor and its affiliates provide asset management and other services to the Company, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies the Sponsor and its affiliates may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSI Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Trust Advisor, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2015 and December 31, 2014. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of December 31, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company raised total gross proceeds of $1.2 billion in the Offering.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2015, the Company identified one VIE related to its securities investments. The VIE has a carrying value of $47.6 million as of December 31, 2015. The Company’s maximum exposure to loss as of December 31, 2015 would not exceed the carrying value of its investment. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of December 31, 2015. The Company did not provide financial support to its unconsolidated VIE during the year ended December 31, 2015. As of December 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE. An affiliate of the Sponsor is named special servicer of the VIE.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or a simple majority vote.
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
Cash
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses on cash.

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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
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
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building	30 to 40 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	10 to 30 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	3 to 10 years

Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of December 31, 2015, the Company did not have any CRE securities investments for which it elected the fair value option.
Deferred Costs and Other Assets, Net and Other Liabilities
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and is recorded to depreciation and amortization in the consolidated statements of operations.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the quarter ended December 31, 2015, the Company elected to early adopt ASU 2015-03. Under ASU 2015-03, capitalized deferred financing costs, previously recorded in deferred costs and other assets, net on the consolidated balance sheet, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate in mortgage and other notes payable, and this presentation is retrospectively applied to prior periods.
For capitalized deferred financing costs that have been incurred relating to credit facility agreements, the Company continues to present these costs in deferred costs and other assets, net on the accompanying consolidated balance sheets as amounts can be drawn and repaid periodically.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the remaining lease term. As of December 31, 2015, the weighted average amortization period for above-market leases, below-market leases and in-place lease costs is 4.0 years, 6.1 years and 6.5 years, respectively.
Identified intangible assets are recorded in deferred costs and other assets and identified intangible liabilities are recorded in other liabilities on the consolidated balance sheets.
The following table presents identified intangibles as of December 31, 2015 (dollars in thousands):

	December 31, 2015
	Intangible Assets			Intangible Liabilities
	In-place Leases	Above-market Leases	Total	Below-market Leases
Gross amount	$22,924	$7,314	$30,238	$11,692
Accumulated amortization	(6,502)	(2,587)	(9,089)	(2,068)
Total	$16,422	$4,727	$21,149	$9,624
The Company recorded amortization of acquired above-market leases, net of acquired below-market leases of $0.5 million for the year ended December 31, 2015. There was no amortization of acquired above-market leases, net of acquired below-market leases in the years ended December 31, 2014 and 2013. Amortization of other intangible assets was $6.5 million for the year ended December 31, 2015. There was no amortization of other intangible assets in the years ended December 31, 2014 and 2013.
The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

Years Ending December 31:	In-place Leases, Net(1)	Above-market Leases, Net(1)	Below-market Leases, Net(1)
2016	$3,678	$2,205	$1,858
2017	3,140	810	1,838
2018	2,520	713	1,800
2019	2,063	412	1,789
2020	1,220	185	625
Thereafter	3,801	402	1,714
Total	$16,422	$4,727	$9,624
______________________________________________________

(1)	Identified intangibles will be amortized through periods ending December 2026.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of other assets and other liabilities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Deferred costs and other assets, net:
Intangible assets, net (1)	$21,149	$—
Deferred financing costs, net - credit facilities	2,585	2,951
Deferred commissions and leasing costs	10,955	66
Deposits	405	222
Prepaid expenses	1,844	1,942
Other	385	2,778
Total	$37,323	$7,959

	December 31,
	2015	2014
Other liabilities:
Intangible liabilities, net (2)	$9,624	$—
Prepaid rent and unearned revenue	2,583	1,945
Tenant security deposits	676	629
Other	1,582	428
Total	$14,465	$3,002
_________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
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
Operating Real Estate
Rental and other income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheet.

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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2015 and 2014, the Company did not have any OTTI recorded on its CRE securities.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2010. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

continue to be met in subsequent periods. The Company has assessed its tax positions for all open tax years, which include 2010 to 2015, and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2015, 2014 and 2013.
The Company made a joint election to treat a subsidiary as a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in most real estate or non-real estate-related business.
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
The Company recorded an income tax expense of $1.1 million, $5.5 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the fourth quarter 2015 and the impact of the adoption as of December 31, 2015 and 2014 was a reduction to both total assets and total liabilities of $2.3 million and $4.9 million, respectively.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015. See “Note 4. Operating Real Estate” for more information regarding adjustments to provisional amounts that occurred during the year ended December 31, 2015.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	14	$829,536	$806,116	79.8%	—	6.47%	6.51%	100.0%
Mezzanine loans	5	91,639	72,948	8.8%	10.10%	11.76%	11.62%	86.9%
Subordinate interests	1	36,206	36,206	3.5%	13.11%	—	13.23%	—
Preferred equity interests(5)	1	82,003	82,566	7.9%	10.00%	—	10.00%	—
Total/Weighted average	21	$1,039,384	$997,836	100.0%	10.87%	6.84%	7.42%	87.5%
________________________________________________________

(1)	Includes future funding commitments of $43.6 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $335.4 million for Securitization 2013-1 and $435.2 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of December 31, 2015, the Company had $749.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.37%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $73.8 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	20	$1,067,315	$1,015,056	80.3%	—	6.61%	6.18%	100.0%
Mezzanine loans	6	149,669	123,011	11.3%	10.10%	13.95%	13.66%	92.0%
Subordinate interests	1	33,250	33,250	2.5%	13.11%	—	13.24%	—
Preferred equity interests(5)	1	78,044	78,706	5.9%	10.00%	—	10.00%	—
Total/Weighted average	28	$1,328,278	$1,250,023	100.0%	10.85%	6.96%	7.29%	90.6%
______________________________________________________

(1)	Includes future funding commitments of $59.3 million.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents maturities of CRE debt investments based on principal amount as of December 31, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Years Ending December 31:
2016	318,350	10,000
2017	341,246	134,650
2018	45,050	318,751
2019	162,150	253,246
2020	—	—
Thereafter	172,588	322,737
Total	$1,039,384	$1,039,384
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of December 31, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.1 years.
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
As of December 31, 2015, all CRE debt investments were performing in accordance with the contractual terms of their governing documents in all material respects and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of December 31, 2015 and 2014. For the year ended December 31, 2015, one CRE debt investment contributed more than 10% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31,
	2015	2014
Land and improvements	$56,090	$43,504
Buildings and improvements	328,012	365,439
Furniture, fixtures and equipment	4,243	1,304
Subtotal	$388,345	$410,247
Less: Accumulated depreciation	(23,018)	(6,900)
Operating real estate, net	$365,327	$403,347
For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $16.4 million, $6.4 million and $0.5 million, respectively.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued for two of the Company’s properties acquired in 2014 and finalized in the third quarter of 2015 (dollars in thousands):

Assets:
Land and improvements	$36,525
Buildings and improvements(1)	165,806
Other assets acquired(2)	42,844
Total assets acquired	$245,175
Liabilities:
Mortgage notes payable	$186,550
Other liabilities assumed(3)	11,692
Total liabilities	198,242
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	43,473
Non-controlling interests	3,460
Total equity	46,933
Total liabilities and equity	$245,175
____________________________________________________________

(1)	Includes tenant improvements.

(2)	Primarily includes in-place lease intangibles, leasing commissions and above market leases, as applicable.

(3)	Primarily includes below market leases.
In accordance with the newly adopted guidance, during the measurement-period, the Company determined that certain allocations of operating real estate acquired needed to be reclassified to deferred costs and other assets, net and other liabilities. The following table presents the effect of such purchase price reclassifications on the consolidated balance sheet as of December 31, 2015 (dollars in thousands):

	As Previously Determined (1)	Measurement Period Adjustments	Revised
Operating real estate, net	$233,483	$(31,152)	$202,331
Deferred costs and other assets, net(2)	—	42,844	42,844
Other liabilities(3)	—	(11,692)	(11,692)
____________________________________________________________

(1)	Represents preliminary allocation of the purchase price of two of the Company’s properties acquired in 2014 and finalized in the third quarter of 2015.

(2)	Primarily includes in-place lease intangibles, leasing commissions and above market leases, as applicable.

(3)	Primarily includes below market leases.
During the year ended December 31, 2015, the Company recorded a measurement-period adjustment to earnings of $(2.7) million related to the year ended December 31, 2014. The table below shows the details of such adjustments:

Decrease in Rental and other income(1)	$(469)
Increase in Depreciation and amortization(2)	(2,249)
Total prior year measurement-period adjustment	$(2,718)
____________________________________________________________

(1)	Due to amortization of above and below market leases, net.

(2)	Due to depreciation of tenant improvements and amortization of in-place lease intangibles and leasing commissions.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2015 (dollars in thousands):

Years Ending December 31,
2016	44,450
2017	42,420
2018	37,039
2019	32,070
2020	24,757
Thereafter	72,686
Total	$253,422
The rental properties owned at December 31, 2015 are leased under operating leases with current expirations ranging from 2016 to 2026, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases.
Leases at the Company’s multifamily properties and student housing properties are generally for a term of one year or less and are not reflected in the above table.

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
Summary
The following tables summarize the Company’s PE Investments as of December 31, 2015 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions(2)
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$1
PE Investment II	July 3, 2013	September 30, 2012	24	75.7	—
Total			73	$193.7	$1
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of December 31, 2015.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Carrying Value		Year Ended December 31, 2015			Year Ended December 31, 2014
PE Investment	December 31, 2015	December 31, 2014	Equity in Earnings	Distributions	Contributions	Equity in Earnings (3)	Distributions	Contributions
PE Investment I(1)	$65.3	$91.5	$19.4	$36.2	$0.8	$25.8	$40.6	$0.5
PE Investment II(2)	33.5	49.6	10.8	34.3	9.2	12.5	24.9	1.3
Total	$98.8	$141.1	$30.2	$70.5	$10.0	$38.3	$65.5	$1.8
___________________________________________________________

(1)
The Company recorded an unrealized loss of $12.1 million related to PE Investment I and PE Investment II for the year ended December 31, 2015. The Company recorded an unrealized gain of $11.8 million, net of $1.9 million deferred taxes related to PE Investment I for the year ended December 31, 2014.

(2)	Contributions for the year ended December 31, 2015 represents a payment of the deferred purchase price for PE Investment II.

(3)	The year ended December 31, 2014 includes a reclassification between equity in earnings and income tax expense of $5.5 million to conform with the current period presentation.
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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. As of December 31, 2015, the Company’s share of the Deferred Amount was $52.1 million. In April 2015, PE Investment II paid $61.3 million of the Deferred Amount to PE II Seller, of which the Company’s share was $9.2 million. The Company funded all of its proportionate share of the Initial Amount at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owns 50% of the mezzanine loan, of which the Company’s interest in the joint venture is 78.0%. As of December 31, 2015 and 2014, the carrying value of the investment was $59.1 million and $54.8 million, respectively. For the years ended December 31, 2015 and 2014, the Company recognized equity in earnings of $5.8 million and $2.8 million, respectively. As of December 31, 2015, undistributed earnings were $6.6 million.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Realty acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 35.0% and NorthStar Realty owns 65.0%. There was no carrying value as of December 31, 2015 and 2014. For the year ended December 31, 2014, the Company recognized $0.6 million of equity in earnings.
Summarized Financial Information
The combined balance sheets for the unconsolidated ventures, including PE Investments, as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	As of December 31,
	2015	2014
Assets
Total assets	$1,440,834	$1,681,959
Liabilities and equity
Total liabilities	$871,892	$911,316
Equity	568,942	770,643
Total liabilities and equity	$1,440,834	$1,681,959
The combined statements of operations for the unconsolidated ventures, including PE Investments, from acquisition date through the three years ended December 31, 2015 are as follows (dollars in thousands):

	Years Ended December 31,
	2015 (1)	2014	2013
Total revenues	$228,258	$211,846	$190,223
Net income	71,642	128,962	116,127
___________________________________________________________

(1)	Includes summarized financial information for PE Investments for the nine months ended September 30, 2015, which is the most recent financial information available from the underlying funds.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon(2)
December 31, 2015	8	$115,849	$61,721	$22,357	$(456)	$83,622	4.43%	8.52%
December 31, 2014	7	100,542	51,222	29,264	(850)	79,636	4.63%	9.40%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $15.9 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded unrealized gains (losses) in OCI for the years ended December 31, 2015, 2014 and 2013 of $(6.5) million, $15.4 million and $12.6 million, respectively. As of December 31, 2015, the Company held three securities with an aggregate carrying value of $26.4 million with an unrealized loss of $0.5 million, both of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of December 31, 2015, the weighted average contractual maturity of CRE securities was 32 years with an expected maturity of 6.4 years.

7.	Borrowings
The following table presents borrowings as of December 31, 2015 and December 31, 2014 (dollars in thousands):

					December 31, 2015		December 31, 2014
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount (2)	Carrying Value (2)	Principal Amount	Carrying Value
Securitization bonds payable
Securitization 2013-1		Non-recourse	Aug-29	LIBOR + 3.02%	$185,812	$185,314	$367,363	$364,533
Securitization 2012-1		N/A	N/A	N/A	—	—	46,522	46,248
Subtotal securitization bonds payable					185,812	185,314	413,885	410,781

Mortgage notes payable
Multifamily 1		Non-recourse	Dec-23	4.84%	43,500	42,902	43,500	42,839
Multifamily 2		Non-recourse	Dec-23	4.94%	43,000	42,370	43,000	42,305
Office 1		Non-recourse	Oct-24	4.47%	108,850	108,569	108,850	108,541
Office 2		Non-recourse	Jan-25	4.30%	77,700	77,512	77,700	77,490
Student housing 1		Non-recourse	Jan-24	5.15%	16,000	15,747	16,000	15,727
Student housing 2(3)		Non-recourse	Dec-20	5.27%	12,615	12,907	12,812	12,812
Student housing 3		Non-recourse	Nov-16	5.84%	16,200	16,395	16,200	16,200
Subtotal mortgage notes payable					317,865	316,402	318,062	315,914

Credit facilities
Loan Facility 2	$150,000	Partial Recourse(4)	Oct-19(5)	2.94%(6)	108,913	108,913	85,100	85,100
Loan Facility 4	200,000	Partial Recourse(7)	Mar-18(8)	2.93%(9)	166,697	166,697	172,698	172,698
Loan Facility 5	200,000	Partial Recourse (10)	Oct-19 (11)	2.66%(12)	31,335	31,335	—	—
Subtotal credit facilities	550,000				306,945	306,945	257,798	257,798
CMBS Facilities		Non-recourse	(13)	1.61%	11,055	11,055	11,685	11,685
Subtotal					318,000	318,000	269,483	269,483
Total					$821,677	$819,716	$1,001,430	$996,178
_____________________________________________________

(1)	Represents the weighted average as of December 31, 2015, as applicable.

(2)	Difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net and premium on a mortgage note payable.

(3)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(4)
Recourse solely with respect to 25.0% of the repurchase price for purchased assets with a lender debt yield equal to or greater than 10% at the time of financing plus 100% of the repurchase price for purchased assets with a lender debt yield less than 10% at the time of financing.

(5)
The next maturity date is October 18, 2016, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(6)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.0% to 4.0%.

(7)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(8)
The next maturity date is March 11, 2016, with two, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(9)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%.

(10)	Recourse solely with respect to 25.0% of the financed amount.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)
The initial maturity date is October 13, 2018, with one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(12)	The contractual interest rate depends upon asset type and characteristic and ranges from one-month LIBOR plus 2.25% to 2.75%. Represents the weighted average as of December 31, 2015.

(13)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

The following table presents scheduled principal on borrowings, based on fully extended maturity as of December 31, 2015 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
Years Ending December 31:
2016	27,255	—	16,200	11,055
2017	—	—	—	—
2018	166,697	—	—	166,697
2019	31,335	—	—	31,335
Thereafter	596,390	185,812	301,665	108,913
Total	$821,677	$185,812	$317,865	$318,000
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as Securitization Financing Transactions, collateralized by CRE debt investments originated by the Company and NorthStar Realty.
In the event of breaches of certain representations and warranties or a defect in the document of any of the contributed assets to securitization financing transactions provided at the time the Company entered into such securitization financing transactions and contributed the loans that serve as collateral for the securitization, the Company may be required to repurchase certain of those loans or replace the affected contributed asset or make a loss of value payment. These obligations do not relate to the credit performance of the loans contributed to the securitizations, but only to breaches of specific representations and warranties or a defect in the document of any of the contributed assets to the securitization financing transactions. Since inception, the Company has not been required to make any repurchases or replace the affected contributed asset or make a loss of value payment nor has the Company received any notice of assertion of a potential breach of representation and warranty or a defect in the document of any of the contributed assets to the securitization financing transactions. Any payment to repurchase a loan or replace the affected contributed asset or make a loss of value payment would impact the Company’s liquidity. Dependent upon the size of any such payment, the impact to liquidity could be material.
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal amount. NorthStar Realty contributed three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. The Company accounts for such loans transferred by NorthStar Realty, as loan collateral receivable, related party. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% with a current weighted average coupon of LIBOR plus 2.97%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company.
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
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 4”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 4, the Company and the Operating Partnership entered into a guaranty agreement under which the Company and the Operating Partnership guaranty certain of the obligations under Loan Facility 4. Loan Facility 4 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 4. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 4 if the Company or an affiliate of the Company engages in certain customary bad acts.
In October 2015, a subsidiary of the Company entered into a credit facility agreement with a global financial institution (“Loan Facility 5”), which provides up to $200.0 million to finance first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend upon asset type and characteristics and will range from the one-month LIBOR, plus a spread of 2.25% to 2.75%. The initial maturity date of the credit facility is October 13, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions set forth in the governing documents. During the initial term, the credit facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments. The Company agreed to guarantee certain obligations of the credit facility (“Loan Facility 5”) if the Company or any of its affiliates engages in certain customary bad acts. The credit facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain: (i) minimum total equity of $300.0 million; (ii) minimum liquidity of $20.0 million; (iii) a ratio of total borrowings to total equity of not greater than 250%; and (iv) a ratio of EBITDA to fixed charges not greater than 140%.
The loan facilities are collectively herein referred to as Term Loan Facilities. As of December 31, 2015, the Company had $435.2 million carrying value of CRE debt investments, financed with $306.9 million under three Term Loan Facilities.
The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2015, the Company was in compliance with all of its financial covenants.
CMBS Facilities
In September 2012, the Company entered into two master repurchase agreements (“CMBS Facilities”) to finance CMBS investments. The CMBS Facilities contain representations, warranties, covenants, conditions precedent to funding, events of

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

default and indemnities that are customary for agreements of this type. As of December 31, 2015, the Company had $15.9 million carrying value of CRE securities, financed with $11.1 million under its CMBS Facilities.

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
Incentive Fee
The Advisor, or its affiliates, is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reimbursements to Advisor
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s and its affiliates’ compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the years ended December 31, 2015, 2014 and 2013 and the amount due to related party as of December 31, 2015 and 2014 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2013	2015	2014
Fees to Advisor
Asset management	Asset management and other fees- related party	$23,965	$21,969	$13,600	$—	$—
Acquisition(1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	451	8,176	10,194	—	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees - related party	3,317	2,456	1,178	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	13,116	11,507	7,786	—	—
Organization	General and administrative expenses	—	—	62	—	—
Offering	Cost of capital	—	—	2,989	—	—
Total		$40,849	$44,108	$35,809	$—	$—
____________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2015, the Advisor deferred $0.6 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of December 31, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $7.9 million, that remain eligible to allocate to the Company.
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
Securitization 2013-1
In August 2013, the Company closed Securitization 2013-1. The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. NorthStar Realty transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. An affiliate of the Sponsor was named special servicer of Securitization 2013-1.
The Company reclassified $54.1 million and $77.9 million from Real estate debt investments, net to Loan collateral receivable, related party as of December 31, 2015 and 2014, respectively. The reclassifications are in accordance with accounting standards for transfers of financial assets as the Company determined that NorthStar Realty retained an interest in the senior loans.

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
PE Investment IIA
Refer to Note 16. “Subsequent Events” for additional investment activity.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2015, the Company’s independent directors were granted a total of 73,455 shares of restricted common stock for an aggregate $735,000. The restricted stock granted prior to 2013 generally vests quarterly over four years and the restricted stock granted in 2013, 2014 and 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $232,302, $125,621 and $93,618 for the years ended December 31, 2015, 2014 and 2013, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 17,687, 10,688, and 15,000 as of December 31, 2015, 2014, and 2013, respectively.

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
In April 2013, the board of directors of the Company authorized the reallocation of shares available pursuant to the DRP to the Primary Offering. The Company continues to offer shares pursuant to the DRP beyond the Total Primary Offering. For the year

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2015, the Company issued 4.6 million shares totaling $43.8 million of proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 4.5 million shares totaling $42.7 million of proceeds pursuant to the DRP. From inception through December 31, 2015, the Company issued 13.8 million shares totaling $130.9 million of proceeds pursuant to the DRP.
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
The following table presents distributions declared for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2015
First Quarter	$12,640	$10,720	$23,360
Second Quarter	12,910	10,882	23,792
Third Quarter	13,107	11,095	24,202
Fourth Quarter	13,169	11,145	24,314
Total	$51,826	$43,842	$95,668

2014
First Quarter	$12,369	$10,338	$22,707
Second Quarter	12,492	10,650	23,142
Third Quarter	12,674	10,885	23,559
Fourth Quarter	12,717	10,997	23,714
Total	$50,252	$42,870	$93,122

2013
First Quarter	$7,728	$5,736	$13,464
Second Quarter	10,694	8,170	18,864
Third Quarter	12,644	10,213	22,857
Fourth Quarter	12,678	10,359	23,037
Total	$43,744	$34,478	$78,222
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2015, approximately 45% of distributions paid was ordinary income and 55% was a return of capital.

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. On June 25, 2015, the Company’s board of directors amended and restated the share repurchase program (as amended, the “Share Repurchase Program”), which became effective ten days following written notice to participants. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company will repurchase shares within two years of such death or qualifying disability of a stockholder at the higher of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock, or the Company’s estimated value per share. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased. The Company is not obligated to repurchase shares under the Share Repurchase Program. Except in the case of death or qualifying disability (as described above), the price paid for shares redeemed under the Share Repurchase Program for requests received after January 1, 2015 is 95% of the estimated value per share as of the Valuation Date until the Company updates its estimated value per share at which time such purchase price will be 95% of the updated estimated value per share. The Company may amend, suspend or

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terminate the Share Repurchase Program at its discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the year ended December 31, 2015, the Company repurchased 1.7 million shares of common stock for a total of $16.5 million or a weighted average price of $9.63 per share. For the year ended December 31, 2014, the Company repurchased 1.2 million shares of common stock for a total of $11.5 million or a weighted average price of $9.61 per share. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of December 31, 2015, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2015 and 2014 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to other non-controlling interest for the year ended December 31, 2015 was an immaterial amount. Net income (loss) attributable to other non-controlling interests for the years ended, December 31, 2014 and 2013 were $0.2 million and $0.3 million, respectively.

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
Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. However, since the majority of derivatives are held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$98,754	$98,754	$—	$—	$141,091	$141,091
Real estate securities, available for sale	—	83,622	—	83,622	—	79,636	—	79,636
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of December 31, 2015 and 2014 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$141,091	$156,616
Contributions	10,040	1,766
Distributions	(70,487)	(63,714)
Equity in earnings	30,218	32,773
Unrealized gain (loss)	(12,108)	13,650
Ending balance	$98,754	$141,091
______________________________________________

(1)	The amount for the year ended December 31, 2014 excludes a reclassification between equity in earnings and income tax expense of $5.5 million to conform with the current period presentation.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For December 31, 2015, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates which had a weighted average of 19.5% as of December 31, 2015 and includes timing and amount of expected future cash flow. Significant increases (decreases) in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As of December 31, 2015 and 2014, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the years ended December 31, 2015 and 2014, the Company recorded an unrealized loss of $12.1 million and an unrealized gain of $11.8 million, respectively, for financial assets for which the fair value option was elected. For the year ended December 31, 2013, the Company did not recognize any unrealized gains (losses) for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015				December 31, 2014
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$995,769	(2)	$997,836	$1,054,743	$1,268,933	(2)	$1,250,023	$1,310,173
Real estate securities, available for sale(3)	115,849		83,622	83,622	100,542		79,636	79,636
Financial liabilities:(1)
Securitization bonds payable	$185,812		$185,314	$185,387	$413,885		$410,781	$415,284
Mortgage notes payable	317,865		316,402	317,138	318,062		315,914	319,125
Credit facilities	318,000		318,000	318,000	269,483		269,483	269,483
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	As of December 31, 2015 and 2014, excludes future funding commitments of $43.6 million and $59.3 million, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

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

13.	Risk Management and Derivative Activities
Derivatives
The Company uses derivative instruments primarily to manage interest rate risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest rate swap and cap agreements and the primary objective is to minimize interest rate risks associated with investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.
The following table presents derivative instruments that were not designated as hedges under U.S. GAAP as of December 31, 2014 (dollars in thousands):

As of December 31, 2014	Count	Notional Amount	Fair Value Net Asset (Liability)	Fixed LIBOR / Forward Rate	Maturity
Interest rate caps/floor	1	$225,000	$2,800	1.81%	October 2015
Total	1	$225,000	$2,800
The Company had one derivative instrument as of December 31, 2014 which matured in October 2015, that is included in deferred costs and other assets, net on the consolidated balance sheet as of December 31, 2014. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of December 31, 2015.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of December 31, 2014 (dollars in thousands):

		December 31,
	Balance Sheet Location	2014
Interest rate caps/floor	Deferred costs and other assets, net	$2,800
The following table presents the effect of derivative instruments in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,
	Statements of Operations Location	2015	2014	2013
Adjustments to fair value interest rate caps/floors	Interest income	$300	$600	$400
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of December 31, 2015.

14.	Quarterly Financial Information (Unaudited)
The following tables present selected quarterly information for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Net interest income	$16,487	$19,576	$19,272	$19,797
Property and other revenues	15,731	14,637	15,027	14,999
Expenses	28,023	34,306	25,103	25,301
Equity in earnings (losses) of unconsolidated ventures	8,051	8,133	9,509	10,324
Net income (loss)	8,808	5,365	14,195	17,223
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	8,753	5,773	13,943	17,145

Net income (loss) per share of common stock, basic/diluted (1)	$0.07	$0.05	$0.12	$0.14
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Net interest income	$20,344	$21,545	$21,191	$18,517
Property and other revenues	12,030	6,834	5,634	4,844
Expenses	22,626	19,560	15,736	12,419
Equity in earnings (losses) of unconsolidated ventures	10,898	11,190	9,740	9,851
Net income (loss)	30,065	18,934	20,050	19,904
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	29,885	19,080	20,228	19,931

Net income (loss) per share of common stock, basic/diluted (1)	$0.25	$0.16	$0.17	$0.17
_________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting
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
The following tables present segment reporting for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Year Ended December 31, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$70,144	$—	$4,959	$29	$75,132
Rental and other income	—	60,394	—	—	60,394
Asset management and other fees - related party	—	—	—	23,965	23,965
Mortgage notes interest expense	—	14,832	—	—	14,832
Transaction costs	446	73	—	825	1,344
Property operating expenses	—	31,135	—	—	31,135
General and administrative expenses	841	100	51	14,483	15,475
Depreciation and amortization	—	25,982	—	—	25,982
Unrealized gain (loss) on investments and other	—	(12,108)	—	—	(12,108)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	68,857	(23,836)	4,908	(39,244)	10,685
Equity in earnings (losses) of unconsolidated ventures	5,799	30,218	—	—	36,017
Income tax benefit (expense)	—	(1,111)	—	—	(1,111)
Net income (loss)	$74,656	$5,271	$4,908	$(39,244)	$45,591

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$75,780	$—	$5,817	$—	$81,597
Rental and other income	—	29,342	—	—	29,342
Asset management and other fees - related party	—	—	—	24,676	24,676
Mortgage notes interest expense	—	7,763	—	—	7,763
Transaction costs	—	2,770	—	7	2,777
Property operating expenses	—	15,433	—	—	15,433
General and administrative expenses	991	146	28	12,100	13,265
Depreciation and amortization	—	6,427	—	—	6,427
Realized gain (loss) on investments and other	(175)	—	572	—	397
Unrealized gain (loss) on investments and other	—	11,764	—	—	11,764
Income (loss) before equity in earnings (losses) of unconsolidated ventures	74,614	8,567	6,361	(36,783)	52,759
Equity in earnings (losses) of unconsolidated ventures	3,421	38,258	—	—	41,679
Income tax benefit (expense)	—	(5,485)	—	—	(5,485)
Net income (loss)	$78,035	$41,340	$6,361	$(36,783)	$88,953

Year Ended December 31, 2013	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$57,189	$—	$5,185	$—	$62,374
Rental and other income	—	1,970	—	—	1,970
Asset management and other fees - related party	—	—	—	17,925	17,925
Mortgage notes interest expense	—	583	—	—	583
Transaction costs	—	2,862	—	—	2,862
Property operating expenses	—	823	—	—	823
General and administrative expenses	606	—	12	8,041	8,659
Depreciation and amortization	—	503	—	—	503
Income (loss) before equity in earnings (losses) of unconsolidated ventures	56,583	(2,801)	5,173	(25,966)	32,989
Equity in earnings (losses) of unconsolidated ventures	—	30,292	—	—	30,292
Income tax benefit (expense)	—	(2,264)	—	—	(2,264)
Net income (loss)	$56,583	$25,227	$5,173	$(25,966)	$61,017
The following table presents total assets by segment as of December 31, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
Investments in unconsolidated ventures	$59,089	$98,754	$—	$—	$157,843
December 31, 2015	$1,198,020	$525,178	$84,887	$139,431	$1,947,516

Investments in unconsolidated ventures	$54,769	$141,091	$—	$—	$195,860
December 31, 2014	$1,514,175	$576,251	$79,986	$17,609	$2,188,021
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Subsequent Events
Distribution Reinvestment Plan
From January 1, 2016 through March 14, 2016, the Company issued 1.2 million shares of common stock pursuant to the DRP raising proceeds of $11.0 million. As of March 14, 2016, 3.0 million shares were available to be issued pursuant to the DRP.
Distributions
On March 2, 2016, the board of directors of the Company approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended June 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2016 through March 14, 2016, the Company repurchased 1.0 million shares for a total of $9.3 million or a weighted average price of $9.57 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Debt Investments
In February 2016, the Company originated a $20.0 million first mortgage loan secured by a retail property located in Ukiah, CA. The loan bears interest at 4.65% plus a 0.25% LIBOR floor.
PE Investment IIA
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14% of the PE Investment II transaction from a Company managed by the Sponsor, NorthStar Realty (“PE Investment IIA”). The Company purchased PE Investment IIA on the same terms and conditions negotiated by another existing and purchasing co-investor in the transaction. This increased the Company’s total ownership from 15% to 29%. The Company acquired PE Investment IIA for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, the Company will be responsible for 29% of the Deferred Amount, or $100.8 million.
Real Estate Securities
In February 2016, the Company purchased a CMBS with a face value of $6.7 million at a discount to par of $2.3 million. The bond was purchased with an unlevered yield of 8.1%. As of purchase date, the weighted average expected maturity of the CMBS was 9.9 years.
CMBS Facilities
In January 2016, the Company entered into a new master repurchase agreement with an institutional bank to finance a CMBS investment. In February 2016, one CMBS investment with a face value totaling $16.1 million was financed with $5.6 million drawn on the repo facility.
Portfolio Management Activities
In January 2016, the Company’s participation in a mezzanine loan was repurchased at par value of $59.8 million which was originated in a joint venture with affiliates of RXR.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Clemson, SC	$12,615	$1,946	$17,668	$250	$1,946	$17,918	$19,864	$1,430	$18,434	Apr-14	30 years
Columbia, SC	16,200	2,532	20,832	344	2,532	21,176	23,708	1,638	22,070	May-14	30 years
Farmington Hills, MI	43,000	3,161	47,839	7,044	3,161	54,883	58,044	4,355	53,689	Nov-13	30 years
Kalamazoo, MI	16,000	1,484	19,516	1,660	1,484	21,176	22,660	1,810	20,850	Dec-13	30 years
New Orleans, LA	43,500	3,206	50,294	1,680	3,206	51,974	55,180	4,223	50,957	Nov-13	30 years
St. Louis, MO	108,850	19,505	92,127	3,585	19,505	95,712	115,217	6,248	108,969	Sep-14	39 years
Warrendale, PA	77,700	15,150	75,554	2,968	15,150	78,522	93,672	3,314	90,358	Dec-14	40 years
Total operating real estate, net	$317,865	$46,984	$323,830	$17,531	$46,984	$341,361	$388,345	$23,018	$365,327
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2015, 2014 and 2013 are as follows (dollars in thousands):

	2015	2014	2013
Beginning balance	$410,247	$125,671	$—
Property acquisitions	—	284,576	125,671
Improvements	10,245	—	—
Retirements and disposals	(280)	—	—
Reallocation of purchase price	(31,867)	—	—
Ending balance(1)	$388,345	$410,247	$125,671
__________________________________________________

(1)	The aggregate cost of the properties is approximately $389.0 million for federal income tax purposes as of December 31, 2015.
Changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Beginning balance	$6,900	$503	$—
Depreciation expense	16,398	6,397	503
Retirements and disposals	(280)	—	—
Ending balance	$23,018	$6,900	$503

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(Dollars in Thousands)

			Interest Rate(1)							Principal Amount of Loans
Asset Type:	Location / Description	Count	Floating	Fixed	Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens	Principal Amount(4)	Carrying Value(5)	Subject to Delinquent Principal or Interest
First mortgage loans:
Borrower A	Various / Retail	1	6.63%	—	5/9/2019	I/O	$—	$150,150	$150,150	$—
Borrower B	California / Office	1	7.38%	—	2/15/2016	I/O	—	91,000	91,072	—
Borrower C	New York / Hotel	1	2.03%	—	5/9/2023	P&I	—	29,108	29,108	—
Borrower D	California / Retail	1	5.68%	—	5/9/2017	I/O	—	91,840	92,387	—
Borrower E	Illinois / Office	1	5.68%	—	11/9/2017	I/O	—	82,478	82,924	—
Borrower F	Virginia / Office	1	6.75%	—	1/31/2016	I/O	—	67,493	67,493	—
Borrower G	Virginia / Office	1	7.00%	—	1/31/2016	I/O	—	43,300	43,300	—
Borrower H	New Jersey / Office	1	8.68%	—	1/9/2017	I/O	—	42,607	42,607	—
Borrower I	New Jersey / Office	1	5.63%	—	8/9/2017	I/O	—	40,000	40,057	—
Borrower J	California / Office	1	4.15%	—	10/9/2018	I/O	—	39,291	39,698	—
Other first mortgage loans(6)	Various / Various	4	7.62%	—	11/27/2017	I/O	—	127,320	127,320	—
Total/Weighted average		14	6.47%	—	10/31/2017		—	804,587	806,116	—

Mezzanine loans:
Other mezzanine loans(6)	Various / Various	5	11.82%	10.10%	9/2/2017	I/O	334,800	72,973	72,948	—
Total/Weighted average		5	11.82%	10.10%	9/2/2017		334,800	72,973	72,948	—

Subordinate mortgage interests:
Borrower K	New York / Hotel	1	—%	13.11%	5/9/2023	I/O	160,000	36,206	36,206	—
Total/Weighted average		1	—%	13.11%	5/9/2023		160,000	36,206	36,206	—

Preferred equity interests:
Borrower L	New York / Office	1	—%	10.00%	10/1/2021	I/O	—	82,003	82,566	—
Total/Weighted Average		1	—%	10.00%	10/1/2021		—	82,003	82,566	—

Total		21					$494,800	$995,769	$997,836	$—
______________________________________________________________________________________

(1)	The majority of the Company’s floating-rate loans are subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor, as of December 31, 2015.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	P&I = principal and interest; I/O = interest only.

(4)	Excludes future funding commitments of $43.6 million.

(5)	The aggregate cost of the properties is $997.8 million for federal tax purposes as of December 31, 2015.

(6)	Individual loans each have a carrying value of less than 3% of total carrying value of CRE debt investments.

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,250,023	$1,013,178	$514,058
Additions:
Principal amount of new loans and additional funding on existing loans	61,189	488,020	613,575
Interest accretion	6,505	1,318	(140)
Acquisition cost (fees) on new loans	451	4,952	6,334
Origination fees received on new loans	—	(2,505)	(4,479)
Deductions:
Collection of principal	318,835	236,499	74,291
Sales	—	17,349	41,383
Unrealized loss on sale	—	175	—
Amortization of acquisition costs, fees, premiums and discounts	1,497	917	496
Ending balance(1)	$997,836	$1,250,023	$1,013,178
____________________________________________________

(1)	As of December 31, 2013, includes $17.5 million of CRE debt investments classified as held for sale.
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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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
Item 9B. Other Information
On March 16, 2016, the board of directors (the “Board”) of the Company approved an increase in the size of the Board from four to five directors, and elected Vernon B. Schwartz to serve as an independent director on the Board in the newly created directorship, effective on March 21, 2016. The Board also appointed Mr. Schwartz to serve as a member of the Audit Committee, effective on March 21, 2016. Mr. Schwartz will serve until the Company’s next annual meeting of stockholders and until his successor, if any, is elected and duly qualifies.
Mr. Schwartz, age 65, has served as Executive Vice President at iStar since 2005. He is responsible for managing a portfolio of real estate investments, including iStar's condominium portfolio and its European assets. He served as President of AutoStar, iStar's platform focused on the auto dealership market. Mr. Schwartz has been active in real estate investment and development for almost 30 years. Previously, Mr. Schwartz was a founding partner and Chief Executive Officer of Falcon Financial, the predecessor of AutoStar before it was acquired by iStar in 2005. Prior to forming Falcon Financial, Mr. Schwartz was the Chief Executive Officer of Soros Real Estate Advisors, the advisor to Quantum Realty Partners, an offshore real estate investment fund sponsored by George Soros and Paul Reichmann. Prior to that, he was Chairman, President and Chief Executive Officer of Catellus Development Corporation, the largest private landowner in the state of California and also held executive positions at both The Hahn Company, a developer, owner and operator of regional shopping centers, and Bank of Montreal. His education includes a Bachelor of Commerce degree in Economics and an M.B.A. from the University of the Witwatersrand in Johannesburg, South Africa.
The election of Mr. Schwartz to the Board was not made pursuant to any arrangement or understanding between him and any other person. Mr. Schwartz will be eligible to participate in the Directors Compensation Plan (as described below), pursuant to which he is entitled to receive, among other benefits, the following: (i) annual cash compensation of $90,000 for his service on the Board, (ii) an initial grant of $75,000 in shares of the Company’s restricted common stock upon his appointment to the Board and (iii) a grant of $50,000 in shares of the Company’s restricted common stock in the event of his subsequent re-election to the Board. All compensation awarded pursuant to the Directors Compensation Plan is subject to the terms, conditions and restrictions stated therein.
In addition, on March 16, 2016, the Board approved and adopted the Company’s Second Amended and Restated Independent Directors Compensation Plan (the “Directors Compensation Plan”), which was amended and restated to provide for the compensation of members of the Board who are not members of management of the Company, its Sponsor or its Advisor, but who are also not “independent directors” as defined in the Company’s charter. The foregoing description of the Directors Compensation Plan is qualified in its entirety by reference to the Directors Compensation Plan itself, a copy of which is attached as an exhibit to this Annual Report on Form 10-K and incorporated by reference into this Item 9B.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance*
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*

____________________________________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2015.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2015
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2015
(a)3. Exhibit Index

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

10.2
Limited Partnership Agreement of NorthStar Real Estate Income Trust Operating Partnership, LP, dated March 17, 2010 (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 and incorporated herein by reference)

10.3	NorthStar Real Estate Income Trust, Inc. Long Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 and incorporated herein by reference)
10.4*	NorthStar Real Estate Income Trust, Inc. Second Amended and Restated Independent Directors Compensation Plan
10.5	Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to Pre-Effective Amendment No. 5 and incorporated herein by reference)
10.6
Form of Indemnification Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-157688) filed on July 16, 2009 and incorporated herein by reference)

10.7
Master Repurchase Agreement, dated as of July 18, 2012, between NS REIT CB Loan, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)

10.8
Limited Guaranty, dated as of July 18, 2012, by NorthStar Real Estate Income Trust, Inc., for the benefit of Citibank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference)

10.9
First Amendment to Master Repurchase Agreement, dated as of November 30, 2012, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012 and incorporated herein by reference)

10.10
Second Amendment to Master Repurchase Agreement and First Amendment to Limited Guaranty, dated as of April 18, 2013, by and among NSREIT CB Loan, LLC, NorthStar Real Estate Income Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2013 and incorporated herein by reference)

10.11
Third Amendment to Master Repurchase Agreement, dated as of June 30, 2014, by and among NSREIT CB Loan, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

Exhibit Number	Description of Exhibit
10.12
Fourth Amendment to Master Repurchase Agreement, dated as of October 20, 2014, by and among NSREIT CB Loan, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014 and incorporated herein by reference)

10.13
Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC, and Deutsche Bank AG, Cayman Islands Branch, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2013 and incorporated herein by reference)

10.14
Limited Guaranty, dated as of March 11, 2013, by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP to Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2013 and incorporated herein by reference)

10.15
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pension Fund E, as Seller (filed as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.16
Master Repurchase and Securities Contract Agreement, dated October 13, 2015, by and between MS Loan NT-I, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2015 and incorporated herein by reference)

10.17
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
The following materials from the NorthStar Real Estate Income Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements

____________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.
Date:	March 16, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Jenny B. Neslin and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Chairman, Chief Executive Officer and President
Daniel R. Gilbert	(Principal Executive Officer)	March 16, 2016

/s/ FRANK V. SARACINO	Chief Financial Officer and Treasurer
Frank V. Saracino	(Principal Financial Officer and	March 16, 2016
Principal Accounting Officer)

/s/ JONATHAN T. ALBRO	Director	March 16, 2016
Jonathan T. Albro

/s/ JACK F. SMITH, JR.	Director	March 16, 2016
Jack F. Smith, Jr.

/s/ JAMES J. THOMAS	Director	March 16, 2016
James J. Thomas