Form 10-Q
period 2016-03-31
NorthStar Real Estate Income Trust, Inc.
filed 2016-05-13
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
The Company has one class of common stock, $0.01 par value per share, 120,549,701 shares outstanding as of May 6, 2016.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	our ability to deploy capital quickly and successfully;

•	our dependence on the resources and personnel of our advisor, our sponsor and their affiliates;

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of any strategic alternatives taken by our sponsor;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor, the allocation of investments by our advisor and its affiliates among us and the other sponsored or managed companies and strategic vehicles of our sponsor and its affiliates, and various potential conflicts of interest in our relationship with our sponsor;

•	a change in the ownership or management of our sponsor;

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

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments, equity investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our portfolio management techniques and strategies;

•	the potential failure to maintain effective internal controls, disclosure and procedures;

•	regulatory requirements with respect to our business and the related cost of compliance;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.    Financial Information
Item 1.    Financial Statements

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$119,572	$127,890
Restricted cash	81,949	75,074
Real estate debt investments, net	931,707	997,836
Operating real estate, net	465,801	365,327
Investments in unconsolidated ventures (refer to Note 5)	124,188	157,843
Real estate securities, available for sale	87,154	83,622
Receivables, net	91,365	48,545
Deferred costs and other assets, net	36,017	37,323
Loan collateral receivable, related party (refer to Note 8)	53,595	54,056
Total assets	$1,991,348	$1,947,516
Liabilities
Securitization bonds payable	$157,153	$185,314
Mortgage notes payable	383,554	316,402
Credit facilities	318,903	318,000
Accounts payable and accrued expenses	11,312	11,238
Escrow deposits payable	67,187	61,881
Distribution payable	8,195	8,205
Other liabilities	24,029	14,465
Total liabilities	970,333	915,505
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 120,942,393 and 120,757,888 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,209	1,207
Additional paid-in capital	1,079,894	1,078,154
Retained earnings (accumulated deficit)	(103,289)	(86,938)
Accumulated other comprehensive income (loss)	21,331	21,901
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	999,145	1,014,324
Non-controlling interests	21,870	17,687
Total equity	1,021,015	1,032,011
Total liabilities and equity	$1,991,348	$1,947,516

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net interest income
Interest income	$20,630	$25,621
Interest expense	4,735	5,824
Net interest income	15,895	19,797

Property and other revenues
Rental and other income	16,371	14,999
Total property and other revenues	16,371	14,999

Expenses
Asset management and other fees - related party	7,628	6,365
Mortgage notes interest expense	3,710	3,511
Transaction costs	1,078	—
Property operating expenses	7,486	7,251
General and administrative expenses (refer to Note 8)	4,402	3,919
Depreciation and amortization	5,415	4,255
Total expenses	29,719	25,301

Other income (loss)
Unrealized gain (loss) on investments and other	(1,579)	(1,855)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	968	7,640
Equity in earnings (losses) of unconsolidated ventures	7,570	10,324
Income tax benefit (expense)	(765)	(741)
Net income (loss)	7,773	17,223
Net (income) loss attributable to non-controlling interests	(85)	(78)
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$7,688	$17,145
Net income (loss) per share of common stock, basic/diluted	$0.06	$0.14
Weighted average number of shares of common stock outstanding, basic/diluted	120,728,604	118,420,741
Distributions declared per share of common stock	$0.20	$0.20

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$7,773	$17,223
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(570)	(214)
Total other comprehensive income (loss)	(570)	(214)
Comprehensive income (loss)	7,203	17,009
Comprehensive (income) loss attributable to non-controlling interests	(85)	(78)
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$7,118	$16,931

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697
Non-controlling interests - contributions	—	—	—	—	—	—	268	268
Non-controlling interests - distributions	—	—	—	—	—	—	(1,915)	(1,915)
Proceeds from distribution reinvestment plan	4,599	46	43,737	—	—	43,783	—	43,783
Shares redeemed for cash	(1,710)	(17)	(16,447)	—	—	(16,464)	—	(16,464)
Issuance and amortization of equity-based compensation	22	—	232	—	—	232	—	232
Other comprehensive income (loss)	—	—	—	—	(6,513)	(6,513)	—	(6,513)
Distributions declared	—	—	—	(95,668)	—	(95,668)	—	(95,668)
Net income (loss)	—	—	—	45,614	—	45,614	(23)	45,591
Balance as of December 31, 2015	120,758	$1,207	$1,078,154	$(86,938)	$21,901	$1,014,324	$17,687	$1,032,011
Non-controlling interests - contributions	—	—	—	—	—	—	4,406	4,406
Non-controlling interests - distributions	—	—	—	—	—	—	(308)	(308)
Proceeds from distribution reinvestment plan	1,157	12	11,007	—	—	11,019	—	11,019
Shares redeemed for cash	(973)	(10)	(9,303)	—	—	(9,313)	—	(9,313)
Issuance and amortization of equity-based compensation	—	—	36	—	—	36	—	36
Other comprehensive income (loss)	—	—	—	—	(570)	(570)	—	(570)
Distributions declared	—	—	—	(24,039)	—	(24,039)	—	(24,039)
Net income (loss)	—	—	—	7,688	—	7,688	85	7,773
Balance as of March 31, 2016 (unaudited)	120,942	$1,209	$1,079,894	$(103,289)	$21,331	$999,145	$21,870	$1,021,015

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$7,773	$17,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(7,570)	(10,324)
Depreciation and amortization	5,415	4,255
Straight-line rental income	(700)	(571)
Amortization of capitalized above/below market leases	(123)	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(423)	633
Amortization of deferred financing costs	651	1,082
Interest accretion on investments	(1,709)	(1,302)
Distributions from unconsolidated ventures (refer to Note 5)	7,570	8,853
Unrealized (gain) loss on investments and other	1,579	1,855
Amortization of equity-based compensation	36	71
Deferred income tax expense	301	360
Changes in assets and liabilities:
Restricted cash	(994)	2,040
Receivables, net	2,414	(410)
Deferred costs and other assets	(161)	159
Accounts payable and accrued expenses	(226)	515
Other liabilities	1,419	189
Net cash provided by (used in) operating activities	15,252	24,628
Cash flows from investing activities:
Origination of real estate debt investments, net	(35,380)	(2,685)
Repayment on real estate debt investments	59,799	102,296
Repayment on loan collateral receivable, related party	461	—
Acquisition of operating real estate	(103,384)	—
Improvements of operating real estate	(1,084)	(2,068)
Investments in unconsolidated ventures (refer to Note 5)	(34,316)	(259)
Proceeds from sale of unconsolidated ventures	59,760	—
Distributions from unconsolidated ventures (refer to Note 5)	13,919	2,416
Acquisition of real estate securities, available for sale	(4,388)	—
Repayment of real estate securities, available for sale	796	—
Change in restricted cash	(576)	678
Net cash provided by (used in) investing activities	(44,393)	100,378
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	11,019	10,745
Shares redeemed for cash	(9,313)	(2,724)
Distributions paid on common stock	(24,049)	(23,303)
Repayment of mortgage notes	(51)	(52)
Borrowings from mortgage notes	69,917	—
Repayment of credit facilities	(23,813)	(102,265)
Borrowings from credit facilities	24,715	—
Repayment of securitization bonds	(28,509)	—
Payment of deferred financing costs	(3,191)	(510)
Contributions from non-controlling interests	4,406	105
Distributions to non-controlling interests	(308)	(579)
Net cash provided by (used in) financing activities	20,823	(118,583)
Net increase (decrease) in cash	(8,318)	6,423
Cash - beginning of period	127,890	35,755
Cash - end of period	$119,572	$42,178

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$5,306	$8,223
Distribution payable	8,195	8,063
Non-cash related to PE Investments (refer to Note 5)	1,353	5,290
CRE debt investment payoff due from servicer	74,930	—

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
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2016 and December 31, 2015. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of March 31, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company has raised total gross proceeds of $1.3 billion in the Offering.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIEs”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of several VIEs as of March 31, 2016. Prior to the adoption of the standard, these entities were consolidated under the voting interest model.  The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests.  These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.  The Company consolidates these entities because it controls all significant business activities.
As of March 31, 2016, the Company identified one unconsolidated VIE related to its securities investments, one unconsolidated VIE related to its PE investments and one unconsolidated VIE related to its CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2016 (dollars in thousands):

	Carrying Value
	Real Estate Securities, Available for Sale	Investments in Unconsolidated Ventures	Real Estate Debt Investments, Net	Total	Maximum Exposure to Loss
Real estate securities, available for sale	$47,391	$—	$—	$47,391	$47,391
Investments in unconsolidated ventures	—	14,670	—	14,670	14,670
Real estate debt investments, net	—	—	10,100	10,100	10,100
Total assets	$47,391	$14,670	$10,100	$72,161	$72,161
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2016. The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2016. As of March 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above.
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
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for PE Investments. The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option for its assets and liabilities. However, the Company has elected the fair value option for PE Investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of March 31, 2016, the Company did not have any CRE securities investments for which it elected the fair value option.
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in deferred costs and other asset, net and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are corded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the remaining lease term.
Identified intangible assets are recorded in deferred costs and other assets, net, and identified intangible liabilities are recorded in other liabilities on the consolidated balance sheets.
Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Deferred costs and other assets, net:
Intangible assets, net(1)	$19,709	$21,149
Deferred financing costs, net - credit facilities	2,774	2,585
Deferred commissions and leasing costs	10,597	10,955
Deposits	399	405
Prepaid expenses	2,382	1,844
Other	156	385
Total	$36,017	$37,323

	March 31, 2016 (Unaudited)	December 31, 2015
Other liabilities:
PE Investments deferred purchase price, net	$8,639	$—
Intangible liabilities, net(2)	9,066	9,624
Prepaid rent and unearned revenue	3,622	2,583
Tenant security deposits	1,230	676
Other	1,472	1,582
Total	$24,029	$14,465
_________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Other income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2016, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of March 31, 2016, the Company did not have any impaired operating real estate.
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
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of March 31, 2016, the Company did not have any impaired investments in unconsolidated ventures.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2016, the Company did not have any OTTI recorded on its CRE securities.

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
Certain subsidiaries of the Company are subject to taxation by federal, state and local authorities for the periods presented. The Company and its U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense included in income tax benefit (expense) in the consolidated statements of operations.

The Company recorded an income tax expense of $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further disclosure of the Company’s significant accounting policies.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however, it did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of March 31, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	15	$756,145	$732,827	78.1%	—	6.46%	6.50%	100.0%
Mezzanine loans	5	91,639	78,423	9.5%	10.10%	11.65%	11.54%	86.9%
Subordinate interests	1	36,420	36,420	3.8%	12.77%	—	12.89%	—
Preferred equity interests(5)	1	83,498	84,037	8.6%	10.00%	—	10.00%	—
Total/Weighted average	22	$967,702	$931,707	100.0%	10.77%	6.89%	7.49%	86.4%
________________________________________________________

(1)	Includes future funding commitments of $38.3 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $306.2 million for Securitization 2013-1 and $465.0 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 31, 2016, the Company had $687.4 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.40%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $75.1 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

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

(3)	Based on principal amount.

(4)	Includes a fixed minimum LIBOR floor, as applicable. As of December 31, 2015, the Company had $749.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.37%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR. The Company’s proportionate interest of the loan is 90%, representing $73.8 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of March 31, 2016 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
April 1 to December 31, 2016	215,620	10,000
Years Ending December 31:
2017	341,246	134,650
2018	75,100	246,070
2019	162,150	253,246
2020	—	—
Thereafter	173,586	323,736
Total	$967,702	$967,702
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of March 31, 2016, the weighted average maturity, including extensions, of CRE debt investments was 4.0 years.
Credit Quality Monitoring
CRE debt investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality debt investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality debt investment that is not performing, which the Company defines as a loan in maturity default and/or past due at least 90 days on its contractual debt service payments, as a non-performing loan (“NPL”). The Company’s definition of an NPL may differ from that of other companies that track NPLs.
As of March 31, 2016, all CRE debt investments were performing in accordance with the contractual terms of their governing documents in all material respects and were categorized as performing loans. There were no real estate debt investments with contractual payments past due as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016, one CRE debt investment contributed more than 10% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net, as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Land and improvements	$77,145	$56,090
Buildings and improvements	411,357	328,012
Furniture, fixtures and equipment	4,252	4,243
Subtotal	$492,754	$388,345
Less: Accumulated depreciation	(26,953)	(23,018)
Operating real estate, net	$465,801	$365,327
The Company acquired an 88.2% interest in a portfolio of 23 light industrial assets for $103.3 million and obtained a $78.2 million two-year floating rate senior mortgage loan, of which $8.3 million is reserved for future funding. The Company incurred transaction costs of $1.1 million in conjunction with the acquisition.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company estimates the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition), if any, for acquisitions in 2016 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land and improvements	$21,050
Buildings and improvements(1)	82,334
Total assets acquired	$103,384
Liabilities:
Mortgage notes payable(2)	$67,226
Total liabilities	67,226
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	31,873
Non-controlling interests	4,285
Total equity	36,158
Total liabilities and equity	$103,384
____________________________________________________________

(1)	Includes tenant improvements.

(2)	Includes deferred financing costs, net.

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of March 31, 2016 (dollars in thousands):

April 1 to December 31, 2016	$26,256
Years Ending December 31:
2017	35,536
2018	30,122
2019	25,834
2020	20,341
Thereafter	59,886
Total	$197,975
The rental properties owned as of March 31, 2016 are leased under operating leases with current expirations ranging from 2016 to 2026, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases.
Leases at the Company’s multifamily properties and student housing properties are generally for a term of one year or less and are not reflected in the above table.

5.	Investments in Unconsolidated Ventures
Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments indirectly through unconsolidated ventures (“PE Investment I”), (“PE Investment IIA”) and (“PE Investment IIB”) or directly (“PE Investment III”). The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting interest entities, except for PE Investment III. PE Investment I, IIA and IIB are considered voting interest entities and are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate the underlying real estate private equity funds owned in PE Investment III as it does not own a majority voting interest in any such funds or is not the primary beneficiary of such funds.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary
The following tables summarize the Company’s PE Investments as of March 31, 2016 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions(2)
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$1
PE Investment IIA	July 3, 2013	September 30, 2012	24	75.7	—
PE Investment IIB	February 9, 2016	September 30, 2015	—	26.5	—
PE Investment III	March 30, 2016	March 31, 2015	2	23.1	—
Total			75	$243.3	$1
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of March 31, 2016.

	Carrying Value		Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
PE Investment	March 31, 2016	December 31, 2015	Equity in Earnings	Distributions	Contributions (1)	Equity in Earnings	Distributions(2)	Contributions (1)
PE Investment I(3)	$53.6	$65.3	$3.9	$14.0	$—	$5.9	$11.7	$0.3
PE Investment IIA(4)	30.7	33.5	1.7	4.4	—	3.0	4.8	—
PE Investment IIB	25.2	—	1.3	2.6	26.5	—	—	—
PE Investment III	14.7	—	—	1.8	16.5	—	—	—
Total	$124.2	$98.8	$6.9	$22.8	$43.0	$8.9	$16.5	$0.3
___________________________________________________________

(1)	Includes initial investments and subsequent contributions.

(2)	Net of a $0.2 million reserve for taxes in the aggregate for PE Investments for the three months ended March 31, 2015.

(3)	The Company recorded an unrealized loss of $1.6 million and $1.9 million related to PE Investment I and PE Investment IIA for the three months ended March 31, 2016 and 2015, respectively.

(4)	Contributions for the three months ended March 31, 2016 represent a payment of the deferred purchase price for PE Investment IIA.
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
PE Investment IIA
In June 2013, the Company, NorthStar Realty and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported NAV acquired was $910.0 million as of September 30, 2012. The Company, NorthStar Realty and the Vintage Funds each had an initial ownership interest in PE Investment IIA of 15.0%, 70.0% and 15.0%, respectively. All amounts paid and received are based on each Partner’s proportionate interest.
PE Investment IIA paid $504.8 million to PE II Seller for all of the fund interests, or 55.0% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45.0% of the September 30, 2012 NAV (the “Deferred Amount”),

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. As of March 31, 2016, the Company’s share of the Deferred Amount was $52.1 million. In April 2015, PE Investment IIA paid $61.3 million of the Deferred Amount to PE II Seller, of which the Company’s share was $9.2 million. The Company funded all of its proportionate share of the Initial Amount at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment IIA. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
On March 31st of each year, commencing on March 31, 2015 and for a period of two years thereafter, PE Investment IIA will pay, within 10 business days of March 31st, an amount necessary to reduce the Deferred Amount by the greater of 15.0% of the then outstanding Deferred Amount or 15.0% of the aggregate distributions received by PE Investment IIA during the preceding 12 month period.
On the last day of the fiscal quarter after the four-year anniversary of the applicable closing date of each fund interest, PE Investment IIA will be required to pay to PE II Seller the then outstanding unpaid Deferred Amount. PE Investment IIA will receive 100% of all distributions following the payment of the Deferred Amount.
PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment II transaction (“PE Investment IIB”) from a company managed by the Sponsor, NorthStar Realty. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, the Company will be responsible for 29.0% of the Deferred Amount, or $100.8 million.
PE Investment III
In March 2016, the Company acquired 5.5% of PE Investment III for $15.1 million based on a NAV of March 31, 2015 (the “Valuation Date”), adjusted for contributions and distributions from such date. At the time of closing, the Company paid $4.2 million, net of a $1.8 million deposit for a total of $6.0 million, or 40% of the purchase price adjusted for contributions and distributions. The remaining portion of the purchase price (the “Deferred Purchase Price”), or approximately $9.0 million, will be paid in two installments on December 31, 2016 and December 31, 2017.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owns 50% of the mezzanine loan, of which the Company’s interest in the joint venture is 78.0%. In January 2016, the Company’s participation was sold at par value of $59.8 million. As of December 31, 2015 the carrying value of the investment was $59.1 million. For the three months ended March 31, 2016 and 2015, the Company recognized equity in earnings of $0.7 million and $1.5 million, respectively.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon(2)
March 31, 2016 (Unaudited)	9	$121,717	$65,823	$21,846	$(515)	$87,154	4.34%	8.17%
December 31, 2015	8	115,849	61,721	22,357	(456)	83,622	4.43%	8.52%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $30.0 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded unrealized losses in OCI for the three months ended March 31, 2016, and 2015 of $0.6 million and $0.2 million, respectively. As of March 31, 2016, the Company held three securities with an aggregate carrying value of $25.5 million with an unrealized loss of $0.5 million, two of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of March 31, 2016, the weighted average contractual maturity of CRE securities was 32 years with an expected maturity of 6.4 years.

7.	Borrowings
The following table presents borrowings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

					March 31, 2016 (Unaudited)		December 31, 2015
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate	Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable
Securitization 2013-1		Non-recourse	Aug-29	LIBOR + 3.87%	$157,302	$157,153	$185,812	$185,314
Subtotal securitization bonds payable					157,302	157,153	185,812	185,314

Mortgage notes payable
Multifamily 1		Non-recourse	Dec-23	4.84%	43,500	42,919	43,500	42,902
Multifamily 2		Non-recourse	Dec-23	4.94%	43,000	42,387	43,000	42,370
Office 1		Non-recourse	Oct-24	4.47%	108,850	108,575	108,850	108,569
Office 2		Non-recourse	Jan-25	4.30%	77,700	77,518	77,700	77,512
Student housing 1		Non-recourse	Jan-24	5.15%	16,000	15,754	16,000	15,747
Student housing 2(2)		Non-recourse	Dec-20	5.27%	12,564	12,841	12,615	12,907
Student housing 3		Non-recourse	Nov-16	5.84%	16,200	16,335	16,200	16,395
Industrial 1		Non-recourse	Apr-21	LIBOR + 2.50%	69,917	67,225	—	—
Subtotal mortgage notes payable					387,731	383,554	317,865	316,402

Credit facilities
Loan Facility 2	$150,000	Partial Recourse(3)	Oct-19(4)	2.97%(5)	85,100	85,100	108,913	108,913
Loan Facility 4	200,000	Partial Recourse(6)	Mar-18(7)	2.88%(8)	166,698	166,698	166,697	166,697
Loan Facility 5	200,000	Partial Recourse(9)	Oct-19 (10)	2.86%(11)	46,846	46,846	31,335	31,335
Subtotal credit facilities	550,000				298,644	298,644	306,945	306,945

CMBS Facilities
CMBS Facilities 1		Non-recourse	(12)	1.54%	—	—	6,455	6,455
CMBS Facilities 2		Non-recourse	(12)	1.60%	4,600	4,600	4,600	4,600
CMBS Facilities 3(13)		Non-recourse	(12)	LIBOR + 1.62%	12,827	12,827	—	—
CMBS Facilities 4		Non-recourse	(12)	LIBOR + 1.60%	2,832	2,832	—	—
Subtotal CMBS facilities					20,259	20,259	11,055	11,055
Subtotal					318,903	318,903	318,000	318,000
Total					$863,936	$859,610	$821,677	$819,716
_____________________________________________________

(1)	Difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net and premium on a mortgage note payable.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(3)
Recourse solely with respect to 25.0% of the repurchase price for purchased assets with a lender debt yield equal to or greater than 10.0% at the time of financing plus 100.0% of the repurchase price for purchased assets with a lender debt yield less than 10.0% at the time of financing.

(4)
The next maturity date is October 18, 2016, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.0% to 4.0%.

(6)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(7)
The next maturity date is March 11, 2017, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(8)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%.

(9)	Recourse solely with respect to 25.0% of the financed amount.

(10)
The initial maturity date is October 13, 2018, with a one-year extension available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(11)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.25% to 2.75%. Represents the weighted average as of March 31, 2016.

(12)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

(13)	Represents two separate CMBS investments with a weighted average interest rate of 1.62%.
The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2016 (dollars in thousands):

	Total	Securitization Bonds Payable	Mortgage Notes Payable	Credit Facilities
April 1 to December 31, 2016	36,459	—	16,200	20,259
Years Ending December 31:
2017	—	—	—	—
2018	166,698	—	—	166,698
2019	131,946	—	—	131,946
2020	—	—	—	—
Thereafter	528,833	157,302	371,531	—
Total	$863,936	$157,302	$387,731	$318,903
Securitization Financing Transactions
The Company entered into two securitization financing transactions collectively referred to as securitization financing transactions, collateralized by CRE debt investments originated by the Company and NorthStar Realty. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full.
In the event of breaches of certain representations and warranties or a defect in the document of any of the contributed assets to securitization financing transactions provided at the time the Company entered into such securitization financing transactions and contributed the loans that serve as collateral for the securitization, the Company may be required to repurchase certain of those loans or replace the affected contributed asset or make a loss of value payment. These obligations do not relate to the credit performance of the loans contributed to the securitizations, but only to breaches of specific representations and warranties or a defect in the document of any of the contributed assets to the securitization financing transactions. Since inception, the Company has not been required to make any repurchases or replace the affected contributed asset or make a loss of value payment nor has the Company received any notice of assertion of a potential breach of representation and warranty or a defect in the document of any of the contributed assets to the securitization financing transactions. Any payment to repurchase a loan or replace the affected contributed asset or make a loss of value payment would impact the Company’s liquidity. Depending upon the size of any such payment, the impact to liquidity could be material.
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
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2016, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of March 31, 2016, the Company had $465.0 million carrying value of CRE debt investments financed with $298.6 million under the Term Loan Facilities.
CMBS Facilities
In September 2012, August 2013 and January 2016 the Company entered into master repurchase agreements (“CMBS Facility 1”, “CMBS Facility 2”, “CMBS Facility 3” and “CMBS Facility 4”, respectively and collectively the “CMBS Facilities”) to finance CMBS investments. The CMBS Facilities are on a non-recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2016, the Company had $30.0 million carrying value of CRE securities, financed with $20.3 million under its CMBS Facilities.

8.	Related Party Arrangements
Advisor
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three months ended March 31, 2016 and 2015 and the amount due to related party as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	March 31, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees- related party	$5,350	$6,365	$—	$—
Acquisition(1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	1,980	—	—	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees - related party	1,308	1,016	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	3,938	2,754	—	—
Total		$12,576	$10,135	$—	$—
____________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2016, the Advisor deferred $0.7 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of March 31, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $6.7 million that remain eligible to allocate to the Company.
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
PE Investments
In connection with PE Investments, the Company guaranteed all of its funding obligations that may be due and owed under the governing documents indirectly through an indemnification agreement with NorthStar Realty, which in turn guaranteed the obligations directly to the PE Investment entities. The Company and NorthStar Realty each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and NorthStar Realty. The Company and NorthStar Realty further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or NorthStar Realty, as the case may be.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction (“PE Investment IIB”) from a company managed by the Sponsor, NorthStar Realty. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, the Company will be responsible for 29.0% of the Deferred Amount, or $100.8 million.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2016, the Company’s independent directors were granted a total of 80,940 shares of restricted common stock for an aggregate $810,000. The restricted stock granted prior to 2013 generally vests quarterly over four years and the restricted stock granted in 2013, 2014 and 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $35,867 and $70,803 for the three months ended March 31, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 19,648 and 17,687, as of March 31, 2016 and December 31, 2015, respectively.

10.	Stockholders’ Equity
Common Stock
The Company’s Total Primary Offering was completed on July 1, 2013. From inception through the completion of the Total Primary Offering, the Company issued 107.6 million shares of common stock generating gross proceeds from the Total Primary Offering of $1,072.9 million.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Following the termination of the Primary Offering in July 2013, the Company continues to offer shares pursuant to the DRP pursuant to an effective registration statement for up to 15 million shares.
In April 2016, the DRP was amended and restated to provide that, effective on ten days’ notice, the price per share purchased pursuant to the DRP was $9.87, which is equal to the estimated value per share of the Company’s common stock as of December 31, 2015, until such time as the Company establishes a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. The Company expects that the next estimated value per share will be based upon assets and liabilities as of December 31, 2016.
Prior to April 2016, during 2015, shares issued pursuant to the DRP were priced at 95.0% of the Company’s estimated value per share as October 31, 2014, or $9.52. Prior to 2015, shares issued pursuant to the DRP were priced at $9.50.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants.
For the three months ended March 31, 2016, the Company issued 1.2 million shares totaling $11.0 million of proceeds pursuant to the DRP.
For the year ended December 31, 2015, the Company issued 4.6 million shares totaling $43.8 million of proceeds pursuant to the DRP. From inception through March 31, 2016, the Company issued 14.9 million shares totaling $141.9 million of proceeds pursuant to the DRP.

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
The following table presents distributions declared for the three months ended March 31, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,455	$3,746	$8,201
February	4,139	3,504	7,643
March	4,458	3,737	8,195
Total	$13,052	$10,987	$24,039
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. On June 25, 2015, the Company’s board of directors amended and restated the share repurchase program (as amended, the “Share Repurchase Program”), which became effective ten days following written notice to participants. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company will repurchase shares within two years of such death or qualifying disability of a stockholder at the higher of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock, or the Company’s estimated value per share. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased. The Company is not obligated to repurchase shares under the Share Repurchase Program. Except in the case of death or qualifying disability (as described above), the price paid for shares redeemed under the Share Repurchase Program for requests received after January 1, 2015 is 95% of the estimated value per share as of the Valuation Date until the Company updates its estimated value per share at which time such purchase price will be 95% of the updated estimated value per share. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the three months ended March 31, 2016, the Company repurchased 1.0 million shares of common stock for a total of $9.3 million or a price of $9.57 per share. For the year ended December 31, 2015, the Company repurchased 1.7 million shares of common stock for a total of $16.5 million or a weighted average price of $9.63 per share. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of March 31, 2016, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2016 and 2015 was a de minimis amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to other non-controlling interest for the three months ended March 31, 2016 and 2015 was a de minimis amount.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2016 (Unaudited)				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$124,188	$124,188	$—	$—	$98,754	$98,754
Real estate securities, available for sale	—	87,154	—	87,154	—	83,622	—	83,622
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Beginning balance	$98,754	$141,091
Contributions(1)	42,956	10,040
Distributions	(22,841)	(70,487)
Equity in earnings	6,898	30,218
Unrealized gain (loss)	(1,579)	(12,108)
Ending balance	$124,188	$98,754
_____________________________________________________

(1)	Represents initial investments and subsequent contributions.
For the three months ended March 31, 2016, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates which had a weighted average of 20.1% as of March 31, 2016 and includes timing and amount of expected future cash flow. Significant increases (decreases) in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As of March 31, 2016 and December 31, 2015, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the three months ended March 31, 2016 and 2015, the Company recorded an unrealized loss of $1.6 million and $1.9 million, respectively, for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)				December 31, 2015
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$929,367	(2)	$931,707	$991,144	$995,769	(2)	$997,836	$1,054,743
Real estate securities, available for sale(3)	121,717		87,154	87,154	115,849		83,622	83,622
Financial liabilities:(1)
Securitization bonds payable	$157,302		$157,153	$154,326	$185,812		$185,314	$185,387
Mortgage notes payable	387,731		383,554	385,888	317,865		316,402	317,138
Credit facilities	318,903		318,903	318,903	318,000		318,000	318,000
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $38.3 million and $43.6 million, as of March 31, 2016 and December 31, 2015, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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
Credit Facilities
The Company has amounts outstanding under six credit facilities. All credit facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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

•
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
The following tables present segment reporting for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Three Months Ended March 31, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$14,336	$—	$1,711	$(152)	$15,895
Rental and other income	—	16,371	—	—	16,371
Asset management and other fees - related party	—	—	—	(7,628)	(7,628)
Mortgage notes interest expense	—	(3,710)	—	—	(3,710)
Transaction costs	—	(1,046)	—	(32)	(1,078)
Property operating expenses	—	(7,486)	—	—	(7,486)
General and administrative expenses	(159)	(9)	—	(4,234)	(4,402)
Depreciation and amortization	—	(5,415)	—	—	(5,415)
Unrealized gain (loss) on investments and other	—	(1,579)	—	—	(1,579)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	14,177	(2,874)	1,711	(12,046)	968
Equity in earnings (losses) of unconsolidated ventures	672	6,898	—	—	7,570
Income tax benefit (expense)	—	—	—	(765)	(765)
Net income (loss)	$14,849	$4,024	$1,711	$(12,811)	$7,773

Three Months Ended March 31, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$18,376	$—	$1,421	$—	$19,797
Rental and other income	—	14,999	—	—	14,999
Asset management and other fees - related party	—	—	—	(6,365)	(6,365)
Mortgage notes interest expense	—	(3,511)	—	—	(3,511)
Property operating expenses	—	(7,251)	—	—	(7,251)
General and administrative expenses	(225)	(36)	(7)	(3,651)	(3,919)
Depreciation and amortization	—	(4,255)	—	—	(4,255)
Unrealized gain (loss) on investments and other	—	(1,855)	—	—	(1,855)
Income (loss) before equity in earnings (losses) of unconsolidated ventures	18,151	(1,909)	1,414	(10,016)	7,640
Equity in earnings (losses) of unconsolidated ventures	1,471	8,853	—	—	10,324
Income tax benefit (expense)	—	(741)	—	—	(741)
Net income (loss)	$19,622	$6,203	$1,414	$(10,016)	$17,223

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
March 31, 2016 (Unaudited)	$1,148,631	$637,183	$88,444	$117,090	$1,991,348
December 31, 2015	$1,198,020	$525,178	$84,887	$139,431	$1,947,516
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
From April 1, 2016 through May 6, 2016, the Company issued 0.8 million shares of common stock pursuant to the DRP, raising proceeds of $7.3 million. As of May 6, 2016, 2.2 million shares were available to be issued pursuant to the DRP.
Distributions
On May 12, 2016, the board of directors of the Company approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended September 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2016 through May 6, 2016, the Company repurchased 1.2 million shares for a total of $11.1 million or a weighted average price of $9.57 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Debt Investments
In April 2016, the Company originated two first mortgage loans, one with a total commitment of $45.0 million secured by a 50-story mixed use building located in Dallas, TX (the “Texas Loan”), and the other with a total commitment of $14.3 million secured by a community retail center located in Gilbert, AZ (the “Arizona Loan”). The Texas Loan bears interest at a fixed rate of 15.00%, and the Arizona Loan bears interest at 5.15% plus LIBOR.

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
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of March 31, 2016, NSAM has an aggregate of $35.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We have raised total gross proceeds of $1.3 billion in the Offering.

Our Investments
The following table presents our investments as of March 31, 2016, adjusted for acquisitions and commitments to purchase through May 6, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount/Cost(1)	% of Total

CRE Debt	Loans
First mortgage loans(2)	17	$815,906	43.4%
Mezzanine loans(2)	4	74,193	3.9%
Subordinate interests	1	36,420	1.9%
Preferred equity interests	1	75,148	4.0%
Total CRE debt	23	1,001,667	53.2%
Real estate
Operating Real Estate	Properties
Industrial	23	103,384	5.5%
Multi-tenant office	12	248,334	13.2%
Multifamily	2	114,988	6.1%
Student Housing	3	66,832	3.6%
Subtotal	40	533,538	28.4%
PE Investments(2)
PE Investment I	1	53,621	2.8%
PE Investment IIA	1	82,847	4.4%
PE Investment IIB	1	73,854	3.9%
PE Investment III	1	14,670	0.8%
Subtotal	4	224,992	11.9%
Total real estate	44	758,530	40.3%
CRE Securities
CMBS	9	121,717	6.5%
Total CRE securities	9	121,717	6.5%
Total	76	$1,881,914	100.0%
___________________________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes for CRE debt, future funding commitments and the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III (as defined below).
For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Advisor’s and its affiliates’ senior management teams leveraging their extensive commercial real estate expertise over many years and real estate cycles which focuses on some or all of the following factors designed to ensure each investment is evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the investment, including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of a tenant, operator, partner or borrower; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of a property, investment basis relative to the competitive set and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
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
Our Portfolio
As of March 31, 2016, adjusted for acquisitions and commitments to purchase through May 6, 2016, $1.0 billion, or 53.2%, of our assets were invested in CRE debt, consisting of 23 loans with an average investment size of $43.6 million. The weighted average extended maturity of our CRE debt portfolio is 3.8 years.
The following table presents a summary of our CRE debt investments as of March 31, 2016, adjusted for acquisitions and commitments to purchase through May 6, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread over LIBOR(3)	Total Unleveraged Current Yield
First mortgage loans	17	$815,906	$790,577	81.5%	15.00	6.45%	6.98%	94.5%
Mezzanine loans	4	74,193	60,977	7.4%	10.10%	10.38%	10.42%	83.8%
Subordinate interests	1	36,420	36,420	3.6%	12.77%	—	12.89%	—
Preferred equity interests(4)	1	75,148	75,687	7.5%	10.00%	—	10.00%	—
Total/Weighted average	23	$1,001,667	$963,661	100.0%	11.94%	6.68%	7.66%	83.2%
___________________________________________________

(1)	Includes future funding commitments of $39.9 million.

(2)	Based on principal amount.

(3)	Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of May 6, 2016, we had $670.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.40%.

(4)	Excludes an $8.3 million proportionate interest in a preferred equity investment owned by a joint venture partner.

The following presents our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount:

Debt Investments by Investments Type

Debt Investments by Property Type	Debt Investments by Geographic Location

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
Real Estate Properties
As part of our real estate properties strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. These properties are typically well-located with strong operating partners and we believe offer both attractive cash flow and returns.

As of March 31, 2016, adjusted for acquisitions and commitments to purchase through May 6, 2016, $533.5 million, or 28.4%, of our assets were invested in real estate properties and our portfolio was 93% occupied. The following table presents our real estate property investments as of March 31, 2016, adjusted for acquisitions and commitments to purchase through May 6, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Capacity		Amount(1)
Multi-tenant office	2	12	1,446,780	square feet	$248,334
Multifamily	2	2	1,422	units	114,988
Industrial	1	23	2,077,743	square feet	103,384
Student Housing	1	3	2,166	beds	66,832
Total	6	40			$533,538
_____________________________________________

(1)	Based on cost which includes purchase price allocations related to net intangibles, deferred costs and other assets.
Private Equity Investments
Our real estate equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate. We believe the investments provide diversity and have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of March 31, 2016, adjusted for acquisitions and commitments to purchase through May 6, 2016, $225.0 million, or 11.9%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in millions):

					Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Initial NAV	Fair Value(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions(4)
PE Investment I(5)	49	26	$802.4	$53.6	$17,600	43.2%	$1
PE Investment IIA(6)	24	15	910.0	82.8	19,800	38.7%	—
PE Investment IIB(7)	24	15	660.6	73.9	19,800	38.7%	—
PE Investment III(8)	2	2	16.6	14.7	1,750	55.4%	—
				$225.0			$1
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Includes the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	Represents the estimated amount of expected future contributions to funds as of March 31, 2016.

(5)	We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51.0%, of which we own 29.5% and NorthStar Realty owns 70.5%.

(6)
We, NorthStar Realty and funds managed by Goldman Sachs Asset Management each had an initial ownership interest in PE Investment IIA of 15.0%, 70.0% and 15.0%, respectively. PE Investment IIA paid an initial amount of $505.0 million and will pay the remaining $411.0 million, or 45.0% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of March 31, 2016, our share of the Deferred Amount was $52.1 million.

(7)
In February 2016, we purchased an additional 14.0% of NorthStar Realty’s interest in PE Investment IIA. We acquired PE Investment IIB for $26.5 million based on a NAV of $661 million as of September 30, 2015, adjusted for distributions and contributions. This add-on investment increased our total ownership in PE Investment II from 15.0% to 29.0% and we will be responsible for 29.0% of the Deferred Amount, or $100.8 million.

(8)
In March 2016, we acquired PE Investment III for $15.1 million based on a NAV of March 31, 2015, adjusted for contributions and distributions from such date. At the time of closing, we paid $4.2 million, net of a $1.8 million deposit for a total of $6.0 million, or 40% of the purchase price adjusted for contributions and distributions. The remaining portion of the Deferred Purchase Price, or approximately $9.0 million, will be paid in two installments on December 31, 2016 and December 31, 2017.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Distributions	Contributions(1)	Net
PE Investment I
Three Months Ended March 31, 2016	$3.9	$10.1	$14.0	$—	$14.0
February 15, 2013 to March 31, 2016(2)	$69.1	$76.3	$145.4	$10.0	$135.4

PE Investment IIA
Three Months Ended March 31, 2016	$1.7	$2.7	$4.4	$—	$4.4
July 3, 2013 to March 31, 2016(2)	$29.9	$56.1	$86.0	$13.0	$73.0

PE Investment IIB
Three Months Ended March 31, 2016	$1.3	$1.3	$2.6	$26.5	$(23.9)
February 9, 2016 to March 31, 2016(2)	$1.3	$1.3	$2.6	$26.5	$(23.9)

PE Investment III
Three Months Ended March 31, 2016	$—	$1.8	$1.8	$16.5	$(14.7)
March 30, 2016 to March 31, 2016(2)	$—	$1.8	$1.8	$16.5	$(14.7)

______________________________________________________________

(1)	Represents initial investments and subsequent contributions.

(2)	Represents activity from the respective initial closing date through March 31, 2016.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2015:

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
As of March 31, 2016, adjusted for acquisitions and commitments to purchase through May 6, 2016, $121.7 million, or 6.5%, of our assets were invested in CRE securities and consisted of nine CMBS investments purchased at an aggregate $57.1 million discount to par and our average investment size was $13.5 million. As of March 31, 2016, the weighted average expected maturity of our CMBS was 6.4 years.
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
Outlook and Recent Trends
The U.S. economy has shown improvement in 2015 and into 2016 which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, volatility in the price of oil, slow global growth and international market volatility.  Many other global central banks have been easing monetary conditions to combat their own low inflation and stagnant growth and it is unclear when or if the Federal Reserve will adjust the Federal Funds Rate further.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere.  Recently, concerns over the U.S. mortgage market and sustainability of continued growth in the real estate market in the United States have contributed to increased domestic economic uncertainty and the potential for a recessionary environment.
CRE fundamentals remain relatively healthy across U.S. property types.  Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015. Private capital investment remained aggressive during this time contributing to the growth in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be in the later stage of the current real estate cycle leading to potentially falling values. One factor that may, among other factors, contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS were issued in the United States in 2013 and 2014, respectively. This pace continued to increase into 2015 with approximately $95 billion of new CMBS issued in the United States, slightly below the original projection of $100 billion, with industry experts currently predicting a potential decrease to approximately $90 billion of non-agency CMBS issuance in 2016.
It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018.  While there appears to be a supply of available liquidity and the benefits from improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and could weaken demand for companies to lease or occupy new space.  To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected, and therefore, reduce our ability to make distributions to stockholders.
After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years peaking in 2013 with approximately $20 billion of equity being raised for programs in this space due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 sales were down 36% compared to 2014, due to a variety of factors including a reduced number of liquidity events and an expanding regulatory environment. In the second quarter of 2015, the implementation of FINRA 15-02 related to broker-dealer account statements went into effect and the U.S. Department of Labor issued its final rule on a fiduciary standard for retirement accounts.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by opportunistic sales to maximize value. We believe that our Advisor, and its affiliates, have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the proceeds from our DRP and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. We have raised total gross proceeds of $1.3 billion. Since the successful completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $550.0 million to finance the origination of CRE first mortgage loans, our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgage notes.
The following table presents our investment activity for the three months ended March 31, 2016 and from inception through March 31, 2016, adjusted for our acquisitions and commitments through May 6, 2016 (dollars in thousands):

	Three Months Ended		From Inception Through
	March 31, 2016		May 6, 2016
Investment Type:	Count	Principal Amount/Cost	Count	Principal Amount/Cost(1)
CRE debt	2	$30,050	49	$1,880,305
Operating real estate	23	103,384	40	533,538
PE Investments(2)	2	98,224	4	353,684
CRE securities	1	6,664	12	156,175
Total	28	$238,322	105	$2,923,702
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is 53%.
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
Our credit facilities currently include three secured term loan facilities, or our Term Loan Facilities, that provide for an aggregate of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and four CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full. As of March 31, 2016, we had $157.2 million issued as part of Securitization 2013-1 (as described below), $298.6 million outstanding under our Term Loan Facilities and $20.3 million outstanding under our

CMBS Facilities. As of May 6, 2016, we have $241.8 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding our securitization financing transactions.
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
As of March 31, 2016, each of our CRE debt investments was performing in accordance with the contractual terms of its governing documents in all material respects. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
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
Real Estate Securities
We classify our CRE securities investments, which are carried at fair value, as available for sale on the acquisition date. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of March 31, 2016, we did not have any CRE securities investments for which we elected the fair value option.
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
Management determines if the prices are representative of fair value through a review of available data, including observable inputs, and recent transactions as well as our knowledge and experience of the market.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Other income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2016, we did not have any impaired CRE debt investments.
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations. As of March 31, 2016, we did not have any impaired operating real estate.
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
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in our consolidated statements of operations. As of March 31, 2016, we did not have any impaired investments in unconsolidated ventures.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2016, we did not have any OTTI recorded on our CRE securities.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however, it did not have a material impact on our consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 to March 31, 2015 (Dollars in Thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$20,630	$25,621	$(4,991)	(19.5)%
Interest expense	4,735	5,824	(1,089)	(18.7)%
Net interest income	15,895	19,797	(3,902)	(19.7)%

Property and other revenues
Rental and other income	16,371	14,999	1,372	9.1%
Total property and other revenues	16,371	14,999	1,372	9.1%

Expenses
Asset management and other fees - related party	7,628	6,365	1,263	19.8%
Mortgage notes interest expense	3,710	3,511	199	5.7%
Transaction costs	1,078	—	1,078	100.0%
Property operating expenses	7,486	7,251	235	3.2%
General and administrative expenses	4,402	3,919	483	12.3%
Depreciation and amortization	5,415	4,255	1,160	27.3%
Total expenses	29,719	25,301	4,418	17.5%

Other income (loss)
Unrealized gain (loss) on investments and other	(1,579)	(1,855)	276	(14.9)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	968	7,640	(6,672)	(87.3)%
Equity in earnings (losses) of unconsolidated ventures	7,570	10,324	(2,754)	(26.7)%
Income tax benefit (expense)	(765)	(741)	(24)	3.2%
Net income (loss)	$7,773	$17,223	$(9,450)	(54.9)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$964,541	$18,854	7.82%	$1,278,598	$24,158	7.56%
CRE securities investments	63,771	1,776	11.14%	51,360	1,463	11.39%
	$1,028,312	$20,630	8.02%	$1,329,958	$25,621	7.71%
Interest-bearing liabilities:
Securitization bonds payable	$171,557	$2,209	5.15%	$360,116	$3,769	4.19%
Credit facilities	318,452	2,526	3.17%	269,483	2,055	3.05%
	$490,009	$4,735	3.87%	$629,599	$5,824	3.70%
Net interest income		$15,895			$19,797
_____________________________________________

(1)	Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decrease of $5.0 million was primarily attributable to the repayments of 11 debt investments that generated $6.8 million of interest income partially offset by the origination of four debt investments and two CMBS investments that earned $0.8 million and $0.2 million, respectively, and $0.8 million of income earned related to debt investments with floating interest rates as the average LIBOR rate has increased.
Interest expense decrease of $1.1 million was primarily attributable to a decrease in expense of $1.0 million for our securitization financing transactions due to repayments.
Other Revenues
Rental and Other Income
Rental and other income increase of $1.4 million was attributable to the finalized allocation of intangibles on acquired real estate equity investments.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $1.3 million was driven by an increase of $1.7 million attributable to a real estate equity investment acquired in 2016 as well as an increase of $0.6 million attributable to the purchase of an additional 14% of PE Investment II offset by a decrease of $1.0 million in asset management fees due to loan repayments.
Mortgage Notes Interest Expense
Mortgage notes interest expense increase of $0.2 million was attributable to the finalized allocation of intangibles on assumed debt on acquired real estate equity investments.
Transaction Costs
Transaction costs represent expenses such as professional fees associated with the acquisition of new investments. The increase of $1.1 million is attributable to a real estate equity investment acquired in 2016.

Property Operating Expenses
Property operating expenses increase of $0.2 million was attributable to increases across various categories, none of which were individually significant.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees and other costs associated with operating our business. General and administrative expenses increase of $0.5 million were primarily attributable to operating costs related to the higher level of invested assets.
Depreciation and Amortization
Depreciation and amortization expense increase of $1.2 million was attributable to the finalized allocation of intangibles on acquired real estate equity investments.
Unrealized Gain (Loss) on Investments and Other
For the three months ended March 31, 2016 and 2015, we recorded an unrealized loss of $1.6 million and $1.9 million, respectively, from our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decrease of $2.8 million was primarily attributable to a decrease in earnings from PE Investments.
Income Tax Benefit (Expense)
For the three months ended March 31, 2016 and 2015, we recorded income tax expense of $0.8 million and $0.7 million, respectively, related to PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, pay operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP. As of May 6, 2016, we had current investable cash (excluding property level and liquidity requirements) of $24.6 million.
Securitization Financing Transactions
We entered into two securitization financing transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of March 31, 2016, we had $306.2 million carrying value of CRE debt investments financed with $157.3 million of securitization bonds.
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

The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to March 31, 2016 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to March 31, 2016	121,030	601
While our Advisor devotes a significant amount of resources to managing our existing investments, including assets collateralizing Securitization 2013-1, maintaining compliance with these tests is not a certainty.
Credit Facilities
We currently have six Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and three CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2017 to October 2018 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates ranging from March 2018 to October 2019. The advance rate and maturity date of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
Offering
We have raised total gross proceeds of $1.3 billion in the Offering.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of March 31, 2016, our leverage as a percentage of our cost of investments was 53%.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and NorthStar Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Prior Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering expenses through the completion of our Total Primary Offering were, in the aggregate, 10.7% of total proceeds raised from our Total Primary Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. On June 25, 2015, our board of directors approved the renewal of the advisory agreement for an additional one-year term, on terms identical to those previously in effect.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2016	2015
Operating activities	$15,252	$24,628
Investing activities	(44,393)	100,378
Financing activities	20,823	(118,583)
Net increase (decrease) in cash	$(8,318)	$6,423
Three Months Ended March 31, 2016 Compared to March 31, 2015
Net cash provided by operating activities was $15.3 million for the three months ended March 31, 2016 compared to $24.6 million for the three months ended March 31, 2015. Net cash provided by operating activities related to net interest income and rental income generated from our investments and distributions from PE Investments, partially offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses and general and administrative expenses.
Net cash used in investing activities was $44.4 million for the three months ended March 31, 2016 compared to net cash provided by $100.4 million for the three months ended March 31, 2015. Net cash used in investing activities for the three months ended March 31, 2016 related to an acquisition of operating real estate and investments in CRE debt and securities, partially offset by proceeds from the sale of an unconsolidated venture, repayments from CRE debt investments and distributions from PE Investments. Net cash provided by investing activities for the three months ended March 31, 2015 related to the repayments from CRE debt investments, distributions from PE Investments and proceeds from the sale of a CRE debt investment, partially offset by the origination of CRE debt investments, PE Investments and the acquisition of operating real estate.
Net cash provided by financing activities was $20.8 million for the three months ended March 31, 2016 compared to net cash used in financing activities of $118.6 million for the three months ended March 31, 2015. Net cash provided by financing activities for the three months ended March 31, 2016 primarily related to net borrowings from Credit Facilities and mortgage notes payable, partially offset by distributions paid on our common stock and share repurchases. Net cash used in financing activities for the three months ended March 31, 2015 primarily related to repayment of securitization bonds and distributions paid on our common stock and share repurchases, partially offset by proceeds from our DRP.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three months ended March 31, 2016 and 2015 and the amount due to the applicable related party as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	March 31, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$5,350	$6,365	$—	$—
Acquisition(1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	1,980	—	—	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees- related party	1,308	1,016	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	3,938	2,754	—	—
Total		$12,576	$10,135	$—	$—
______________________________________________________________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2016, our Advisor deferred $0.7 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of March 31, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $6.7 million that remain eligible to allocate to us.
Securitization 2013-1
In August 2013, we closed Securitization 2013-1. We initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. NorthStar Realty contributed three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. An affiliate of our Sponsor was named special servicer of Securitization 2013-1.
PE Investments
In connection with PE Investments, we guaranteed all of our funding obligations that may be due and owed under the governing documents indirectly through an indemnification with NorthStar Realty, which in turn guaranteed the obligations directly to the PE Investment entities. We and NorthStar Realty agreement each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by us and NorthStar Realty. We and NorthStar Realty further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by us or NorthStar Realty, as the case may be.
PE Investment I
In connection with PE Investment I, we assumed the rights to subscribe to 29.5% of PE Investment I from NorthStar Realty. We and NorthStar Realty contributed cash of $400.1 million, of which we and NorthStar Realty contributed $118.0 million and $282.1 million, respectively.
PE Investment IIB
In February 2016, our board of directors, including all of our independent directors, approved the purchase of an additional 14% of the PE Investment IIA transaction from a company managed by our Sponsor, NorthStar Realty, or PE Investment IIB. We purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing co-investor in the transaction. This increased our total ownership from 15% to 29%. We acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, we will be responsible for 29% of the Deferred Amount, or $100.8 million.

Recent Developments
Distribution Reinvestment Plan
From April 1, 2016 through May 6, 2016, we issued 0.8 million shares of common stock pursuant to our DRP, raising proceeds of $7.3 million. As of May 6, 2016, 2.2 million shares were available to be issued pursuant to our DRP.
Distributions
On May 12, 2016, our board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended September 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2016 through May 6, 2016, we repurchased 1.2 million shares for a total of $11.1 million or a weighted average price of $9.57 per share under our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Determination of Estimated Value Per Share
On April 7, 2016, our board of directors approved and established an updated estimated value per share of our common stock of $9.87. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities as of December 31, 2015, divided by the number of shares of our common stock outstanding as of December 31, 2015. The information used to generate the estimated value per share, including market information, investment and property level data and other information provided by third parties, was the most recent information practically available as of December 31, 2015. In connection with the determination of the estimated value per share of our common stock, effective April 30, 2016, unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, the price paid for shares redeemed under our share repurchase program will be $9.38 per share, or 95% of the estimated value per share as of December 31, 2015. For additional information on the methodology used to determine our estimated value per share, refer to our Current Report on Form 8-K, filed with the SEC on April 8, 2016.
In connection with the determination of the estimated value per share, our board amended and restated the DRP, effective ten days following written notice to participants of the changes to the DRP. The amendment provided that distributions may be reinvested in shares of our common stock at a price of $9.87, until we establish a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. We expect that the next estimated value per share will be based upon its assets and liabilities as of December 31, 2016 and that such value will be included in a report filed with the SEC. We intend to publish estimated values per share annually, although we may determine to publish such revised values more frequently. In addition, in connection with the determination of the estimated value per share of our common stock, effective April 30, 2016, unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, the price paid for shares redeemed under the Share Repurchase Program will be $9.38 per share, or 95% of the estimated value per share as of December 31, 2015.
New Investments
Debt Investments
In April 2016, we originated two first mortgage loans, one with a total commitment of $45.0 million secured by a 50-story mixed use building located in Dallas, TX (the “Texas Loan”), and the other with a total commitment of $14.3 million secured by a community retail center located in Gilbert, AZ (the “Arizona Loan”). The Texas Loan bears interest at a fixed rate of 15.00%, and the Arizona Loan bears interest at 5.15% plus LIBOR.
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
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The IPA’s definition of MFFO excludes from FFO the following items:

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
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-

traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
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
We typically purchase CMBS at a premium or discount to par value, and in accordance with U.S. GAAP, record the amortization of premium/accretion of the discount to interest income (the “CMBS effective yield”). During the year ended December 31, 2015, we reviewed our position relating to the impact of the CMBS effective yield on MFFO and concluded that this effective yield should be reported in MFFO. We believe that by reporting CMBS effective yield in MFFO, MFFO provides better insight to the expected contractual cash flows and is more consistent with our review of operating performance.
Accordingly, for the three months ended March 31, 2016 and 2015 we reported in MFFO CMBS effective yield of $0.5 million and $0.3 million, respectively. Additionally, MFFO for the three months ended March 31, 2016 and 2015 presented in the table below has been adjusted to conform to current period presentation.
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
The following table presents a reconciliation of FFO and MFFO attributable to common stockholders to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$7,688	$17,145
Adjustments:
Depreciation and amortization	5,415	4,255
Depreciation and amortization related to non-controlling interests	(550)	(610)
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$12,553	$20,790
Modified funds from operations:
Funds from operations	$12,553	$20,790
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	914	2,244
Amortization of capitalized above/below market leases	(123)	—
Acquisition fees and transaction costs on investments	3,356	5
Straight-line rental (income) loss	(700)	(571)
Unrealized (gain) loss on investments and other	1,579	1,855
Adjustments related to non-controlling interests	43	(96)
Deferred tax (benefit) expense	301	—
MFFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$17,923	$24,227

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the commencement of our operations on October 18, 2010 through March 31, 2016, we paid distributions at an annualized distribution rate of $0.80 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2016 and for the year ended December 31, 2015 (dollars in thousands):

	Three Months Ended March 31, 2016		Year Ended December 31, 2015
Distributions Declared(1)
Cash	$13,052		$51,826
DRP	10,987		43,842
Total	$24,039		$95,668

Sources of Distributions(1)
Funds from Operations(2)	$12,553	52%	$69,008	72%
Offering proceeds	11,486	48%	26,660	28%
Total	$24,039	100%	$95,668	100%

Cash Flow Provided by (Used in) Operations	$15,252		$84,995
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through March 31, 2016, we declared distributions of $326.2 million, of which 79% was paid from FFO, 20% was paid from Offering proceeds and 1% was paid from distribution support proceeds. From inception through March 31, 2016, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $43.4 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement, which terminated in July 2013, and the remainder related to shares issued pursuant to our DRP.

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
As of May 6, 2016, our portfolio generated a 13.7% current yield on invested equity before expenses and excluding uninvested cash (our portfolio generated a current yield on invested equity of 6.6%, net of expenses and including uninvested cash of $24.6 million, as a result of the lag time in deploying capital from repayments). There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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

Our CRE debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, most of our floating-rate CRE debt investments have a fixed minimum LIBOR floor. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.
A change in interest rates could affect the value of our fixed-rate CRE debt and securities investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2016, 86.4% of our debt investments were floating rate investments and 63.2% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 2.3% related to the use of our CMBS repo facilities. As of March 31, 2016, most of our floating-rate investments had LIBOR floors below the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $3.6 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2016, one CRE debt investment contributed more than 10% of interest income.
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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company’s management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting.
Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We acquired a portfolio of 23 light industrial assets during the first quarter 2016. As this acquisition occurred during the first quarter 2016, it is not included in the scope of our assessment of the effectiveness of certain controls and procedures. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

PART II.    Other Information
Item 1.    Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 17, 2016 except as noted below.
We have paid and may continue to pay distributions from sources other than our cash flow provided by operations, and as a result we will have less cash available for investments and stockholders’ overall return may be reduced.

Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends.  We have not established a limit on the amount of proceeds we may use to fund distributions.  We have funded our cash distributions paid to date using net proceeds from our Offering, including our DRP, and we may do so in the future. During the course of our existence, we may not generate sufficient cash flow from operations to fund distributions and, as a result, distributions declared may be paid using proceeds from our DRP.  For the three months ended March 31, 2016, we declared distributions of $24.0 million compared to cash provided by operating activities of $15.3 million with $11.5 million, or 48% of the distributions declared during this period being paid using proceeds from our DRP. For the year ended December 31, 2015, we declared distributions of $95.7 million compared to cash provided by operating activities of $85.0 million with $26.7 million, or 28% of the distributions declared during this period being paid using proceeds from our DRP.
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

For the three months ended March 31, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	972,951	$9.57	972,951	(1)
February 1 to February 29	—	—	—	(1)
March 1 to March 31	—	—	—	(1)
Total	972,951	$9.57	972,951
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

As of March 31, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On March 21, 2016, we granted 7,485 shares of restricted common stock at $10.02 per share to one of our independent directors pursuant to our independent director compensation plan. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
All prior sales of unregistered securities have been previously reported on our quarterly reports on Form 10-Q.

PART IV
Item 6.    Exhibits
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

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016 and incorporated herein by reference)
10.1
NorthStar Real Estate Income Trust, Inc. Second Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 (unaudited) and year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.

Date:	May 12, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

Date:	May 12, 2016	By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer