Form 10-Q
period 2016-06-30
NorthStar Real Estate Income Trust, Inc.
filed 2016-08-12
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
The Company has one class of common stock, $0.01 par value per share, 120,790,485 shares outstanding as of August 8, 2016.

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

•
our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

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

•
the impact of our sponsor’s recently announced merger agreement with NorthStar Realty Finance Corp. and Colony Capital, Inc., including the ability to consummate the merger on the terms contemplated or at all;

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

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments, equity investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management techniques and strategies;

•	the potential failure to maintain effective internal controls, disclosure and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

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

PART I.    Financial Information
Item 1.    Financial Statements

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$71,928	$127,890
Restricted cash	95,135	75,074
Real estate debt investments, net	911,461	997,836
Operating real estate, net	529,495	365,327
Investments in unconsolidated ventures (refer to Note 5)	124,244	157,843
Real estate securities, available for sale	93,159	83,622
Receivables, net	13,905	48,545
Deferred costs and other assets, net	33,308	37,323
Loan collateral receivable, related party	53,135	54,056
Total assets(1)	$1,925,770	$1,947,516
Liabilities
Securitization bonds payable, net	$81,643	$185,314
Mortgage notes payable, net	384,210	316,402
Credit facilities	326,113	318,000
Accounts payable and accrued expenses (refer to Note 8)	13,150	11,238
Escrow deposits payable	80,613	61,881
Distribution payable	7,928	8,205
Other liabilities	23,796	14,465
Total liabilities(1)	917,453	915,505
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 120,932,100 and 120,757,888 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,209	1,207
Additional paid-in capital	1,079,773	1,078,154
Retained earnings (accumulated deficit)	(118,432)	(86,938)
Accumulated other comprehensive income (loss)	24,118	21,901
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	986,668	1,014,324
Non-controlling interests	21,649	17,687
Total equity	1,008,317	1,032,011
Total liabilities and equity	$1,925,770	$1,947,516
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of June 30, 2016, the assets and liabilities of the Operating Partnership include $413.3 million and $336.1 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income
Interest income	$19,727	$24,598	$40,357	$50,219
Interest expense	4,411	5,326	9,146	11,150
Net interest income	15,316	19,272	31,211	39,069

Property and other revenues
Rental and other income	20,116	15,027	36,487	30,027
Total property and other revenues	20,116	15,027	36,487	30,027

Expenses
Asset management and other fees - related party	5,709	6,031	13,337	12,397
Mortgage notes interest expense	4,632	3,737	8,342	7,248
Transaction costs	649	443	1,727	577
Property operating expenses	9,073	7,524	16,559	14,770
General and administrative expenses	3,769	4,106	8,171	7,897
Depreciation and amortization	6,490	3,262	11,905	7,517
Total expenses	30,322	25,103	60,041	50,406

Other income (loss)
Unrealized gain (loss) on investments	(1,820)	(3,731)	(3,399)	(5,586)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	3,290	5,465	4,258	13,104
Equity in earnings (losses) of unconsolidated ventures	6,502	9,509	14,072	19,833
Income tax benefit (expense)	(690)	(779)	(1,455)	(1,520)
Net income (loss)	9,102	14,195	16,875	31,417
Net (income) loss attributable to non-controlling interests	(198)	(252)	(283)	(330)
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$8,904	$13,943	$16,592	$31,087
Net income (loss) per share of common stock, basic/diluted	$0.07	$0.12	$0.14	$0.26
Weighted average number of shares of common stock outstanding, basic/diluted	120,739,096	119,264,371	119,751,651	118,847,243
Distributions declared per share of common stock	$0.20	$0.20	$0.40	$0.40

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$9,102	$14,195	$16,875	$31,417
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	2,788	(277)	2,217	(491)
Total other comprehensive income (loss)	2,788	(277)	2,217	(491)
Comprehensive income (loss)	11,890	13,918	19,092	30,926
Comprehensive (income) loss attributable to non-controlling interests	(198)	(252)	(283)	(330)
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$11,692	$13,666	$18,809	$30,596

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697
Non-controlling interests - contributions	—	—	—	—	—	—	268	268
Non-controlling interests - distributions	—	—	—	—	—	—	(1,915)	(1,915)
Proceeds from distribution reinvestment plan	4,599	46	43,737	—	—	43,783	—	43,783
Shares redeemed for cash	(1,710)	(17)	(16,447)	—	—	(16,464)	—	(16,464)
Issuance and amortization of equity-based compensation	22	—	232	—	—	232	—	232
Other comprehensive income (loss)	—	—	—	—	(6,513)	(6,513)	—	(6,513)
Distributions declared	—	—	—	(95,668)	—	(95,668)	—	(95,668)
Net income (loss)	—	—	—	45,614	—	45,614	(23)	45,591
Balance as of December 31, 2015	120,758	$1,207	$1,078,154	$(86,938)	$21,901	$1,014,324	$17,687	$1,032,011
Non-controlling interests - contributions	—	—	—	—	—	—	4,346	4,346
Non-controlling interests - distributions	—	—	—	—	—	—	(667)	(667)
Proceeds from distribution reinvestment plan	2,289	23	22,025	—	—	22,048	—	22,048
Shares redeemed for cash	(2,142)	(21)	(20,484)	—	—	(20,505)	—	(20,505)
Issuance and amortization of equity-based compensation	27	—	78	—	—	78	—	78
Other comprehensive income (loss)	—	—	—	—	2,217	2,217	—	2,217
Distributions declared	—	—	—	(48,086)	—	(48,086)	—	(48,086)
Net income (loss)	—	—	—	16,592	—	16,592	283	16,875
Balance as of June 30, 2016 (unaudited)	120,932	$1,209	$1,079,773	$(118,432)	$24,118	$986,668	$21,649	$1,008,317

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$16,875	$31,417
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(14,072)	(19,833)
Depreciation and amortization	11,905	7,517
Straight-line rental income	(896)	(992)
Amortization of capitalized above/below market leases	(180)	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(705)	1,483
Amortization of deferred financing costs	1,466	2,164
Interest accretion on investments	(3,218)	(3,268)
Distributions from unconsolidated ventures (refer to Note 5)	14,072	16,943
Unrealized (gain) loss on investments and other	3,399	5,586
Amortization of equity-based compensation	78	104
Deferred income tax expense	449	97
Changes in assets and liabilities:
Restricted cash	(2,144)	1,477
Receivables, net	3,785	(222)
Deferred costs and other assets	371	613
Due to related party	295	—
Accounts payable and accrued expenses	1,166	3,338
Other liabilities	1,764	1,008
Net cash provided by (used in) operating activities	34,410	47,432
Cash flows from investing activities:
Origination of real estate debt investments, net	(109,187)	(14,234)
Repayment on real estate debt investments	162,423	125,001
Repayment on loan collateral receivable, related party	921	—
Acquisition of operating real estate	(103,384)	—
Improvements of operating real estate	(2,431)	(4,534)
Investments in unconsolidated ventures (refer to Note 5)	(49,704)	(9,700)
Proceeds from sale of unconsolidated ventures	59,760	—
Distributions from unconsolidated ventures (refer to Note 5)	28,766	16,796
Acquisition of real estate securities, available for sale	(9,322)	—
Repayment of real estate securities, available for sale	3,064	—
Change in restricted cash	815	937
Net cash provided by (used in) investing activities	(18,279)	114,266
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	22,048	21,713
Shares redeemed for cash	(20,505)	(5,229)
Distributions paid on common stock	(48,363)	(47,295)
Repayment of mortgage notes	(101)	(85)
Borrowings from mortgage notes	69,945	—
Repayment of credit facilities	(28,253)	—
Borrowings from credit facilities	36,366	—
Repayment of securitization bonds	(104,148)	(124,971)
Payment of deferred financing costs	(2,761)	(510)
Contributions from non-controlling interests	4,346	105
Distributions to non-controlling interests	(667)	(887)
Net cash provided by (used in) financing activities	(72,093)	(157,159)
Net increase (decrease) in cash	(55,962)	4,539
Cash - beginning of period	127,890	35,755
Cash - end of period	$71,928	$40,294

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$18,732	$11,227
Distribution payable	7,928	7,864
Non-cash related to PE Investments (refer to Note 5)	3,865	7,352
Securitization bonds payable	—	5,272
Real estate acquisition (1)	67,493	—
Reduction of CRE debt investment (1)	67,493	—
______________________________________________________________

(1)	Non-cash activity occurred in connection with taking title to collateral.

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
In June 2016, the Sponsor announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc. (“Colony”), providing for the combination of the Sponsor, NorthStar Realty and Colony into a wholly-owned subsidiary of the Sponsor, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc. (“Colony NorthStar”). As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, the Advisor will be subsidiaries of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the Sponsor’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. The Company does not expect that this transaction will have a material impact on its operations.
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of June 30, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company adopted new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016, which resulted in the identification of several VIEs. Prior to the adoption of the standard, these entities were consolidated under the voting interest model. The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates these entities because it controls all of their significant business activities.
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of June 30, 2016 is $359.4 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheet as of June 30, 2016 is $316.3 million collateralized by the real estate assets of the related consolidated VIEs.
As of June 30, 2016, the Company identified unconsolidated VIEs related to its securities investments, PE investments and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2016 (dollars in thousands):

	Carrying Value
	Real Estate Securities, Available for Sale	Investments in Unconsolidated Ventures	Real Estate Debt Investments, Net	Total	Maximum Exposure to Loss
Real estate securities, available for sale	$93,159	$—	$—	$93,159	$93,159
Investments in unconsolidated ventures	—	15,284	—	15,284	15,284
Real estate debt investments, net	—	—	10,100	10,100	10,100
Total assets	$93,159	$15,284	$10,100	$118,543	$118,543
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2016. The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2016. As of June 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above.
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
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for PE Investments. The Company records the change in fair value for its share of the

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

projected future cash flow of such investments from one period to another in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market-related assumptions is considered unrealized gain (loss).
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
The Company may syndicate a portion of the CRE debt investments that it originates or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, the Company will no longer recognize the CRE debt investment sold and recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of interest income.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. The Company accounts for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company refers to real estate acquired in connection with a foreclosure, deed in lieu of foreclosure or a consensual modification of a loan as real estate owned ("REO"). The Company evaluates whether an REO, herein collectively referred to as taking title to collateral, constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in deferred costs and other asset, net and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, and other intangibles) and intangible liabilities (such as the value of below market leases), based on estimated fair value. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases are amortized into rental income, below-market ground leases are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense. Identified intangible assets are recorded in deferred costs and other assets, net, and identified intangible liabilities are recorded in other liabilities on the accompanying consolidated balance sheets.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Deferred costs and other assets, net:
Intangible assets, net(1)	$18,099	$21,149
Deferred financing costs, net - credit facilities	2,367	2,585
Deferred commissions and leasing costs	10,420	10,955
Deposits	564	405
Prepaid expenses	1,603	1,844
Other	255	385
Total	$33,308	$37,323

	June 30, 2016 (Unaudited)	December 31, 2015
Other liabilities:
PE Investments deferred purchase price, net	$8,623	$—
Intangible liabilities, net(2)	8,507	9,624
Prepaid rent and unearned revenue	3,624	2,583
Tenant security deposits	1,502	676
Other	1,540	1,582
Total	$23,796	$14,465
_________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2016, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of June 30, 2016, the Company did not have any impaired operating real estate.
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
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of June 30, 2016, the Company did not have any impaired investments in unconsolidated ventures.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2016, the Company did not have any OTTI recorded on its CRE securities.
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
For the three and six months ended June 30, 2016, the Company recorded income tax expense of $0.7 million and $1.5 million, respectively. For the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.8 million and $1.5 million, respectively.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	16	$743,852	$725,542	80.1%	15.00%	6.40%	6.99%	93.9%
Mezzanine loans	3	64,193	64,172	6.9%	10.10%	9.80%	9.92%	81.3%
Subordinate interests	1	36,490	36,490	3.9%	12.76%	—	12.84%	—
Preferred equity interests(5)	1	84,742	85,257	9.1%	10.00%	—	10.00%	—
Total/Weighted average	21	$929,277	$911,461	100.0%	11.84%	6.64%	7.71%	80.8%
________________________________________________________

(1)	Includes future funding commitments of $19.8 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $230.5 million for Securitization 2013-1 and $480.4 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of June 30, 2016, the Company had $607.9 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.36%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $76.3 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

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

The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2016 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
July 1 to December 31, 2016	$178,814	$—
Years Ending December 31:
2017	323,800	107,844
2018	75,100	205,611
2019	176,450	237,350
2020	—	40,458
Thereafter	175,113	338,014
Total	$929,277	$929,277
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2016, the weighted average maturity, including extensions, of CRE debt investments was 4.0 years.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2016, all CRE debt investments were performing in accordance with the contractual terms of their governing documents in all material respects and were categorized as performing loans. There were no CRE debt investments with contractual payments past due as of June 30, 2016 and December 31, 2015. For the six months ended June 30, 2016, two CRE debt investment contributed more than 10% of interest income.
In connection with a pre-negotiated agreement, in May 2016, as a result of a borrower’s inability to pay amounts due under one of the Company’s debt investments, the Company and the borrower agreed to transfer title of the real estate via deed in lieu of foreclosure to the Company. Refer to Note 4. Operating Real Estate.

4.	Operating Real Estate
The following table presents operating real estate, net, as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Land and improvements	$90,669	$56,090
Buildings and improvements	466,118	328,012
Furniture, fixtures and equipment	4,459	4,243
Subtotal	$561,246	$388,345
Less: Accumulated depreciation	(31,751)	(23,018)
Operating real estate, net	$529,495	$365,327
Summary of Acquisitions
In March 2016, the Company acquired an 88.2% interest in a portfolio of 23 light industrial assets for $103.3 million and obtained a $78.2 million two-year floating rate senior mortgage loan, of which $8.3 million is reserved for future funding. The Company incurred transaction costs of $1.5 million in conjunction with the acquisition.
The Company estimates the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition), if any, which was allocated 20% to land and 80% to buildings, for acquisitions in 2016 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land and improvements	$21,050
Buildings and improvements(1)	82,334
Total assets acquired	$103,384
Liabilities:
Mortgage notes payable, net(2)	$67,225
Total liabilities	67,225
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	31,874
Non-controlling interests	4,285
Total equity	36,159
Total liabilities and equity	$103,384
____________________________________________________________

(1)	Includes tenant improvements.

(2)	Includes deferred financing costs, net.

Real Estate Owned
The following table presents REO acquired by taking title, in connection with a certain CRE debt investment, for the six months ended June 30, 2016 that is reported on the Company's consolidated balance sheet in operating real estate, net as of June 30, 2016 (dollars in thousands):

Date	Type	Location	Original Loan Balance	Initial REO Value (1)
May 2016	Office	VA	$67,493	$67,493
____________________________________________________________

(1)	Initial REO value approximates fair value.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a rollforward of REO in operating real estate from the date of acquisition in May 2016 through June 30, 2016 (dollars in thousands):

Beginning balance	$—
Additions (1)	67,493
Depreciation	(146)
Ending balance	$67,347
____________________________________________________________

(1)	Represents REO for which the Company took title in May 2016.
The preliminary allocation of the purchase price of the assets acquired and liabilities assumed from the acquisition was allocated 20% to land and 80% to buildings.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of June 30, 2016 (dollars in thousands):

July 1 to December 31, 2016	$22,139
Years Ending December 31:
2017	44,606
2018	37,126
2019	32,524
2020	24,463
Thereafter	63,661
Total	$224,519
The rental properties owned as of June 30, 2016 are leased under operating leases with current expirations ranging from 2016 to 2026, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary
The following tables summarize the Company’s PE Investments as of June 30, 2016 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions(2)
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$1.0
PE Investment IIA	July 3, 2013	September 30, 2012	24	75.7	—
PE Investment IIB	February 9, 2016	September 30, 2015	—	26.5	—
PE Investment III	March 30, 2016	March 31, 2015	2	23.1	—
Total			75	$243.3	$1.0
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of June 30, 2016.

	Carrying Value		Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
PE Investment	June 30, 2016 (Unaudited)	December 31, 2015	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment I (2)	$47.7	$65.3	$1.8	$6.1	$0.2	$5.2	$13.5	$0.2
PE Investment IIA (3)	33.0	33.5	1.7	7.1	7.8	2.9	11.1	9.2
PE Investment IIB (3)	28.2	—	2.3	6.7	7.3	—	—	—
PE Investment III	15.3	—	0.7	0.1	—	—	—	—
Total	$124.2	$98.8	$6.5	$20.0	$15.3	$8.1	$24.6	$9.4
___________________________________________________________

(1)	Includes initial investments and subsequent contributions.

(2)	The Company recorded an unrealized loss of $1.8 million and $3.7 million related to PE Investment I for the three months ended June 30, 2016 and 2015, respectively

(3)	Contributions for the three months ended June 30, 2016 represent a payment of the deferred purchase price for PE Investment IIA and PE Investment IIB.

	Carrying Value		Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
PE Investment	June 30, 2016 (Unaudited)	December 31, 2015	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment I (2)	$47.7	$65.3	$5.7	$20.1	$0.2	$11.0	$25.2	$0.5
PE Investment IIA (3)	33.0	33.5	3.4	11.5	7.8	5.9	15.9	9.2
PE Investment IIB (3)	28.2	—	3.6	9.3	33.8	—	—	—
PE Investment III	15.3	—	0.7	1.9	16.5	—	—	—
Total	$124.2	$98.8	$13.4	$42.8	$58.3	$16.9	$41.1	$9.7
___________________________________________________________

(1)	Includes initial investments and subsequent contributions.

(2)	The Company recorded an unrealized loss of $3.4 million and $5.6 million related to PE Investment I for the six months ended June 30, 2016 and 2015, respectively.

(3)	Contributions for the six months ended June 30, 2016 represent a payment of the deferred purchase price for PE Investment IIA and PE Investment IIB.
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
With this add-on investment, the Company will be responsible for 29.0% of the Deferred Amount. As of June 30, 2016, the combined Deferred Amount for PE Investment IIA and PE Investment IIB was $85.7 million. In April 2016, PE Investment IIA and PE Investment IIB collectively paid $15.1 million of the Deferred Amount.
PE Investment III
In March 2016, the Company acquired 5.5% of PE Investment III for $15.1 million based on a NAV of March 31, 2015 (the “Valuation Date”), adjusted for contributions and distributions from such date. At the time of closing, the Company paid $4.2 million, net of a $1.8 million deposit for a total of $6.0 million, or 40.0% of the purchase price adjusted for contributions and distributions. The remaining portion of the purchase price (the “Deferred Purchase Price”), or approximately $9.0 million, will be paid in two installments on December 31, 2016 and December 31, 2017.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owned 50.0% of the mezzanine loan, of which the Company’s interest in the joint venture was 78.0%. In January 2016, the Company’s participation was sold at par value of $59.8 million. As of December 31, 2015 the carrying value of the investment was $59.1 million. For the six months ended June 30, 2016, the Company recognized equity in earnings of $0.7 million. For the three and six months ended June 30, 2015, the Company recognized equity in earnings of $1.4 million and $2.9 million, respectively.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon(2)
June 30, 2016 (Unaudited)	10	$126,448	$69,040	$24,683	$(564)	$93,159	4.20%	7.64%
December 31, 2015	8	115,849	61,721	22,357	(456)	83,622	4.43%	8.52%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $32.8 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized gains in OCI for the three and six months ended June 30, 2016 of $2.8 million and $2.2 million, respectively and unrealized losses in OCI for the three and six months ended June 30, 2015 of $0.3 million and $0.5 million, respectively. As of June 30, 2016, the Company held four securities with an aggregate carrying value of $28.2 million with an unrealized loss of $0.6 million, two of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of June 30, 2016, the weighted average contractual maturity of CRE securities was 32 years with an expected maturity of 6.5 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

					June 30, 2016 (Unaudited)		December 31, 2015
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate	Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization 2013-1		Non-recourse	Aug-29	LIBOR + 5.00%	$81,664	$81,643	$185,812	$185,314
Subtotal securitization bonds payable, net					81,664	81,643	185,812	185,314

Mortgage notes payable, net
Multifamily 1		Non-recourse	Dec-23	4.84%	43,500	42,934	43,500	42,902
Multifamily 2		Non-recourse	Dec-23	4.94%	43,000	42,418	43,000	42,370
Office 1		Non-recourse	Oct-24	4.47%	108,850	108,581	108,850	108,569
Office 2		Non-recourse	Jan-25	4.30%	77,700	77,524	77,700	77,512
Student housing 1		Non-recourse	Jan-24	5.15%	16,000	15,760	16,000	15,747
Student housing 2(2)		Non-recourse	Dec-20	5.27%	12,514	12,777	12,615	12,907
Student housing 3		Non-recourse	Nov-16	5.84%	16,200	16,276	16,200	16,395
Industrial 1		Non-recourse	Apr-21	LIBOR + 2.50%	69,945	67,940	—	—
Subtotal mortgage notes payable, net					387,709	384,210	317,865	316,402

Term Loan Facilities
Loan facility 2	$150,000	Limited Recourse(3)	Oct-19(4)	2.98%(5)	85,100	85,100	108,913	108,913
Loan facility 4	200,000	Limited Recourse(6)	Mar-18(7)	2.89%(8)	162,257	162,257	166,697	166,697
Loan facility 5	200,000	Limited Recourse(9)	Oct-18(10)	2.87%(11)	56,409	56,409	31,335	31,335
Subtotal term loan facilities	$550,000				303,766	303,766	306,945	306,945

CMBS credit facilities
CMBS credit facility 1		Recourse	(12)	1.54%	—	—	6,455	6,455
CMBS credit facility 2		Recourse	(12)	1.70%	4,600	4,600	4,600	4,600
CMBS credit facility 3(13)		Recourse	(12)	LIBOR + 1.63%	11,219	11,219	—	—
CMBS credit facility 4		Recourse	(12)	LIBOR + 1.50%	3,019	3,019	—	—
CMBS credit facility 5		Recourse	(12)	LIBOR + 1.50%	3,509	3,509	—	—
Subtotal CMBS credit facilities					22,347	22,347	11,055	11,055
Subtotal credit facilities					326,113	326,113	318,000	318,000
Total					$795,486	$791,966	$821,677	$819,716
_____________________________________________________

(1)	Difference between principal amount and carrying value of mortgage notes payable, net is attributable to deferred financing costs, net and premium on a mortgage note payable.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

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

(8)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.5% to 3.0%.

(9)	Recourse solely with respect to 25.0% of the financed amount.

(10)	The initial maturity date is October 13, 2018, with one-year extensions available at the Company’s option, which are subject to the approval of the global financial institution.

(11)	The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.25% to 2.75%. Represents the weighted average as of June 30, 2016.

(12)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

(13)	The contractual interest rate represents two separate CMBS investments and ranges from one-month LIBOR plus 1.60% to 1.65%.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2016 (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
July 1 to December 31, 2016	$38,547	$—	$16,200	$22,347
Years Ending December 31:
2017	—	—	—	—
2018	218,666	—	—	218,666
2019	85,100	—	—	85,100
2020	12,514	—	12,514	—
Thereafter	440,659	81,664	358,995	—
Total	$795,486	$81,664	$387,709	$326,113
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
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal amount. NorthStar Realty contributed three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. The Company accounts for such loans transferred by NorthStar Realty, as loan collateral receivable, related party. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% with a current weighted average coupon of LIBOR plus 2.97%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company. As of June 30, 2016 the principal amount of the loans contributed by NorthStar Realty was $53.1 million.
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

are repaid or sold and re-drawn upon for new investments. As of June 30, 2016, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of June 30, 2016, the Company had $480.4 million carrying value of CRE debt investments financed with $303.8 million under the Term Loan Facilities.
CMBS Credit Facilities
For the period from September 2012 through June 2016, the Company entered into five master repurchase agreements (collectively the “CMBS Facilities”) to finance CMBS investments. The CMBS Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of June 30, 2016, the Company had $32.8 million carrying value of CRE securities, financed with $22.3 million under its CMBS Facilities.

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
In June 2016, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2016, with terms identical to those in effect through June 30, 2016.
Fees to Advisor
Asset Management Fee
The Advisor receives a monthly asset management fee equal to one-twelfth of 1.25% of the sum of the amount funded or allocated for CRE investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
The Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with the real estate acquisitions equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). A fee paid to the Advisor in connection with the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. A fee incurred related to an equity investment will generally be expensed as incurred. A fee paid to the Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Advisor receives a disposition fee of 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0%

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor
Operating Costs
The Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s and its affiliates’ compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor updates the board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and six months ended June 30, 2016 and 2015 and the amount due to related party as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of (1)
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	June 30, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees- related party	$5,558	$6,031	$10,908	$12,397	$—	$—
Acquisition (2)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	744	—	2,724	—	—	—
Disposition (2)	Real estate debt investments, net / Asset management and other fees - related party	1,024	220	2,331	1,236	100	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	3,228	3,624	7,166	6,378	197	—
Total		$10,554	$9,875	$23,129	$20,011	$297	$—
____________________________________________________

(1)	As of June 30, 2016, the balance is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2016, the Advisor deferred $0.7 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of June 30, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $7.0 million that remain eligible to allocate to the Company.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction (“PE Investment IIB”) from a company managed by the Sponsor, NorthStar Realty. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, the Company will be responsible for 29.0% of the Deferred Amount, or $85.7 million as of June 30, 2016.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2016, the Company’s independent directors were granted a total of 101,204 shares of restricted common stock for an aggregate $1.0 million, based on the share price on the date of each grant. The restricted stock granted prior to 2013 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2013 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $42,412 and $32,977 for the three months ended June 30, 2016 and 2015, respectively, and $78,279 and $103,780 for the six months ended June 30, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 31,765 and 17,687, as of June 30, 2016 and December 31, 2015, respectively.

10.	Stockholders’ Equity
Common Stock
The Company’s Total Primary Offering was completed on July 1, 2013. From inception through the completion of the Total Primary Offering, the Company issued 107.6 million shares of common stock generating gross proceeds from the Total Primary Offering of $1.1 billion.
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
Prior to the April 2016 amendment, shares issued pursuant to the DRP were priced at 95.0% of the Company’s estimated value per share as of October 31, 2014, or $9.52. Prior to 2015, shares issued pursuant to the DRP were priced at $9.50 per share.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants.
For the six months ended June 30, 2016, the Company issued 2.3 million shares totaling $22.0 million of proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 4.6 million shares totaling $43.8 million of proceeds pursuant to the DRP. From inception through June 30, 2016, the Company issued 16.1 million shares totaling $153.0 million of proceeds pursuant to the DRP.

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
The following table presents distributions declared for the six months ended June 30, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,455	$3,746	$8,201
February	4,139	3,504	7,643
March	4,458	3,737	8,195
April	4,358	3,594	7,952
May	4,469	3,698	8,167
June	4,357	3,571	7,928
Total	$26,236	$21,850	$48,086
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (as amended, the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the six months ended June 30, 2016, the Company repurchased 2.1 million shares of common stock for a total of $20.5 million or a price of $9.57 per share. For the year ended December 31, 2015, the Company repurchased 1.7 million shares of common stock for a total of $16.5 million or a weighted average price of $9.63 per share. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of June 30, 2016, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2016 and 2015 was a de minimis amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to other non-controlling interest for both the three and six months ended June 30, 2016 was $0.2 million and $0.3 million, respectively. Net income (loss) attributable to the other non-controlling interests for the three and six months ended June 30, 2015 was $0.3 million.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2016 (Unaudited)				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$124,244	$124,244	$—	$—	$98,754	$98,754
Real estate securities, available for sale	—	93,159	—	93,159	—	83,622	—	83,622

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Beginning balance	$98,754	$141,091
Contributions(1)	58,327	10,040
Distributions	(42,838)	(70,487)
Equity in earnings	13,400	30,218
Unrealized gain (loss)	(3,399)	(12,108)
Ending balance	$124,244	$98,754
_____________________________________________________

(1)	Represents initial investments and subsequent contributions.
For the six months ended June 30, 2016, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates which had a weighted average of 20.3% as of June 30, 2016 and includes timing and amount of expected future cash flow. Significant increases (decreases) in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As of June 30, 2016 and December 31, 2015, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the three and six months ended June 30, 2016, the Company recorded an unrealized loss of $1.8 million and $3.4 million, respectively, for financial assets for which the fair value option was elected. For the three and six months ended June 30, 2015, the Company recorded an unrealized loss of $3.7 million and $5.6 million, respectively, for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)				December 31, 2015
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$909,470	(2)	$911,461	$945,265	$995,769	(2)	$997,836	$1,054,743
Real estate securities, available for sale(3)	126,448		93,159	93,159	115,849		83,622	83,622
Financial liabilities:(1)
Securitization bonds payable, net	$81,664		$81,643	$79,214	$185,812		$185,314	$185,387
Mortgage notes payable, net	387,709		384,210	387,675	317,865		316,402	317,138
Credit facilities	326,113		326,113	326,113	318,000		318,000	318,000
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $19.8 million and $43.6 million, as of June 30, 2016 and December 31, 2015, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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
Securitization Bonds Payable, Net
Securitization bonds payable, net are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.
Mortgage Notes Payable, Net
For mortgage notes payable, net, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Credit Facilities
The Company has amounts outstanding under seven credit facilities. All credit facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
Commercial Real Estate Equity - Focused on direct ownership in real estate, which may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate. May include REO where the Company takes title to collateral in connection with a CRE debt investment.

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
The following tables present segment reporting for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Three Months Ended June 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$13,580	$—	$1,736	$—	$15,316
Rental and other income	—	20,116	—	—	20,116
Asset management and other fees - related party	—	—	—	(5,709)	(5,709)
Mortgage notes interest expense	—	(4,632)	—	—	(4,632)
Transaction costs	—	(470)	—	(179)	(649)
Property operating expenses	—	(9,073)	—	—	(9,073)
General and administrative expenses	(222)	(56)	—	(3,491)	(3,769)
Depreciation and amortization	—	(6,490)	—	—	(6,490)
Unrealized gain (loss) on investments and other	—	(1,820)	—	—	(1,820)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	13,358	(2,425)	1,736	(9,379)	3,290
Equity in earnings (losses) of unconsolidated ventures	—	6,502	—	—	6,502
Income tax benefit (expense)	—	(690)	—	—	(690)
Net income (loss)	$13,358	$3,387	$1,736	$(9,379)	$9,102

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended June 30, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$17,859	$—	$1,413	$—	$19,272
Rental and other income	—	15,027	—	—	15,027
Asset management and other fees - related party	—	—	—	(6,031)	(6,031)
Mortgage notes interest expense	—	(3,737)	—	—	(3,737)
Transaction costs	(363)	(45)	—	(35)	(443)
Property operating expenses	—	(7,524)	—	—	(7,524)
General and administrative expenses	(325)	(42)	(18)	(3,721)	(4,106)
Depreciation and amortization	—	(3,262)	—	—	(3,262)
Unrealized gain (loss) on investments and other	—	(3,731)	—	—	(3,731)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	17,171	(3,314)	1,395	(9,787)	5,465
Equity in earnings (losses) of unconsolidated ventures	1,419	8,090	—	—	9,509
Income tax benefit (expense)	—	(779)	—	—	(779)
Net income (loss)	$18,590	$3,997	$1,395	$(9,787)	$14,195

Six Months Ended June 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$27,764	$—	$3,447	$—	$31,211
Rental and other income	—	36,487	—	—	36,487
Asset management and other fees - related party	—	—	—	(13,337)	(13,337)
Mortgage notes interest expense	—	(8,342)	—	—	(8,342)
Transaction costs	—	(1,516)	—	(211)	(1,727)
Property operating expenses	—	(16,559)	—	—	(16,559)
General and administrative expenses	(381)	(65)	—	(7,725)	(8,171)
Depreciation and amortization	—	(11,905)	—	—	(11,905)
Unrealized gain (loss) on investments and other	—	(3,399)	—	—	(3,399)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	27,383	(5,299)	3,447	(21,273)	4,258
Equity in earnings (losses) of unconsolidated ventures	672	13,400	—	—	14,072
Income tax benefit (expense)	—	(1,455)	—	—	(1,455)
Net income (loss)	$28,055	$6,646	$3,447	$(21,273)	$16,875

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$36,235	$—	$2,834	$—	$39,069
Rental and other income	—	30,027	—	—	30,027
Asset management and other fees - related party	—	—	—	(12,397)	(12,397)
Mortgage notes interest expense	—	(7,248)	—	—	(7,248)
Transaction costs	(491)	(86)	—	—	(577)
Property operating expenses	—	(14,770)	—	—	(14,770)
General and administrative expenses	(422)	(78)	(25)	(7,372)	(7,897)
Depreciation and amortization	—	(7,517)	—	—	(7,517)
Unrealized gain (loss) on investments and other	—	(5,586)	—	—	(5,586)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	35,322	(5,258)	2,809	(19,769)	13,104
Equity in earnings (losses) of unconsolidated ventures	2,890	16,943	—	—	19,833
Income tax benefit (expense)	—	(1,520)	—	—	(1,520)
Net income (loss)	$38,212	$10,165	$2,809	$(19,769)	$31,417
The following table presents total assets by segment as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
June 30, 2016 (Unaudited)	$1,065,419	$696,283	$99,159	$64,909	$1,925,770
December 31, 2015	$1,198,020	$525,178	$84,887	$139,431	$1,947,516
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
From July 1, 2016 through August 8, 2016, the Company issued 0.7 million shares of common stock pursuant to the DRP, raising proceeds of $7.2 million. As of August 8, 2016, 1.1 million shares were available to be issued pursuant to the DRP.
Distributions
On August 10, 2016, the board of directors of the Company approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended December 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2016 through August 8, 2016, the Company repurchased 0.9 million shares for a total of $8.3 million or a weighted average price of $9.50 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Real Estate Securities Investments
In July 2016, the company acquired a CMBS with a face value of $10.0 million at a discount of $5.5 million.

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may include unsecured real estate investment trust, or REIT debt, collateralized debt obligations, or CDO, notes and other securities. In addition, we may own investments through joint ventures. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of June 30, 2016, NSAM has an aggregate of $40.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
In June 2016, our Sponsor announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc. or Colony, providing for the combination of the Sponsor, NorthStar Realty and Colony into a wholly-owned subsidiary of the Sponsor, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc. or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, our Advisor will be a subsidiary of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by our Sponsor’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. We do not expect that this transaction will have a material impact on our operations.
Our primary investment types are as follows:

•	Commercial Real Estate Debt - Our CRE debt investments include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Commercial Real Estate Equity - Our CRE equity investments include direct ownership in real estate, which may be structurally senior to a third-party partner’s equity and indirect interests in real estate through PE Investments since the underlying collateral in the funds is primarily real estate. May include real estate owned, or REO, where we take title to collateral in connection with a CRE debt investment.

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

We initially registered to offer up to 100,000,000 shares pursuant to our primary offering to the public, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or DRP, which we refer to collectively as the Offering. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of a registration statement to offer up to an additional 15.0 million shares pursuant to our DRP, we continue to offer DRP shares beyond our Total Primary Offering.
We have raised total gross proceeds of $1.3 billion in the Offering.
Our Investments
The following table presents our investments as of June 30, 2016, adjusted for acquisitions and commitments to purchase through August 8, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount/Cost(1)	% of Total
CRE Debt	Loans
First mortgage loans(2)	14	$684,242	38.4%
Mezzanine loans(2)	2	39,193	2.2%
Subordinate interests	1	36,490	2.0%
Preferred equity interests	1	76,268	4.3%
Total CRE debt	18	836,193	46.9%
Real estate
Operating Real Estate (3)	Properties
Industrial	23	103,411	5.8%
Multi-tenant office	14	315,827	17.7%
Multifamily	2	115,089	6.5%
Student Housing	3	66,832	3.7%
Subtotal	42	601,159	33.7%
PE Investments(2)
PE Investment I	1	47,680	2.7%
PE Investment IIA	1	77,417	4.3%
PE Investment IIB	1	69,548	3.9%
PE Investment III	1	15,284	0.9%
Subtotal	4	209,929	11.8%
Total real estate	46	811,088	45.5%
CRE Securities
CMBS	11	136,448	7.6%
Total CRE securities	11	136,448	7.6%
Total	75	$1,783,729	100.0%
___________________________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments on CRE debt and the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III (as defined below).

(3)	Includes REO of $67.5 million.
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
Our Portfolio
As of June 30, 2016, adjusted for acquisitions and commitments to purchase through August 8, 2016, $836.2 million, or 46.9%, of our assets were invested in CRE debt, consisting of 18 loans with an average investment size of $46.5 million. The weighted average extended maturity of our CRE debt portfolio is 4.1 years.
The following table presents a summary of our CRE debt investments as of June 30, 2016, adjusted for acquisitions and commitments to purchase through August 8, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread over LIBOR(3)	Total Unleveraged Current Yield
First mortgage loans	14	$684,242	$666,960	81.8%	15.00%	6.26%	6.90%	93.4%
Mezzanine loans	2	39,193	39,172	4.7%	10.10%	8.70%	9.17%	69.4%
Subordinate interests	1	36,490	36,490	4.4%	12.76%	—	12.84%	—
Preferred equity interests(4)	1	76,268	76,783	9.1%	10.00%	—	10.00%	—
Total/Weighted average	18	$836,193	$819,405	100.0%	11.93%	6.36%	7.59%	79.7%
___________________________________________________

(1)	Includes future funding commitments of $19.0 million.

(2)	Based on principal amount.

(3)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of August 8, 2016, we had $523.6 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.3%.

(4)	Excludes an $8.5 million proportionate interest in a preferred equity investment owned by a joint venture partner.

The following presents our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount:

Debt Investments by Investments Type

Debt Investments by Property Type	Debt Investments by Geographic Location

Real Estate
Our real estate equity investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties, which may be structurally senior to a third-party partner’s equity, and PE Investments, both of which have stable cash flow and/or the potential to appreciate in value and therefore help overcome our upfront fees and expenses. In addition, we may own investments through joint ventures with one or more partners and REO where we have taken title to collateral.
Real Estate Properties
As part of our real estate properties strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. These properties are typically well-located with strong operating partners and we believe offer both attractive cash flow and returns.

As of June 30, 2016, adjusted for acquisitions and commitments to purchase through August 8, 2016, $601.2 million, or 33.7%, of our assets were invested in real estate properties and our portfolio was 92% occupied. The following table presents our real estate property investments as of June 30, 2016, adjusted for acquisitions and commitments to purchase through August 8, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Capacity		Amount(1)
Multi-tenant office (2)	3	14	1,878,968	square feet	$315,827
Multifamily	2	2	1,422	units	115,089
Industrial	1	23	2,077,743	square feet	103,411
Student Housing	1	3	2,166	beds	66,832
Total	7	42			$601,159
_____________________________________________

(1)	Based on cost which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes REO of $67.5 million.
Private Equity Investments
Our real estate equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate. We believe the investments provide diversity and have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of June 30, 2016, adjusted for acquisitions and commitments to purchase through August 8, 2016, $209.9 million, or 11.8%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in millions):

					Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Initial NAV	Fair Value(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions(4)
PE Investment I(5)	49	26	$802.4	$47.7	$16,000	43.7%	$1.0
PE Investment IIA(6)	24	15	910.0	77.4	18,300	36.5%	—
PE Investment IIB(7)	24	15	660.6	69.5	18,300	36.5%	—
PE Investment III(8)	2	1	15.3	15.3	963	—	—
				$209.9			$1.0
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2016, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Includes the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	Represents the estimated amount of expected future contributions to funds as of June 30, 2016.

(5)	We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51.0%, of which we own 29.5% and NorthStar Realty owns 70.5%.

(6)
We, NorthStar Realty and funds managed by Goldman Sachs Asset Management each had an initial ownership interest in PE Investment IIA of 15.0%, 70.0% and 15.0%, respectively. PE Investment IIA paid an initial amount of $504.8 million and will pay the remaining $411.4 million, or 45.0% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of June 30, 2016, our share of the Deferred Amount was $44.3 million.

(7)
In February 2016, we purchased an additional 14.0% of NorthStar Realty’s interest in PE Investment IIA. We acquired PE Investment IIB for $26.5 million based on a net asset value, or NAV, of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. This add-on investment increased our total ownership in PE Investment II from 15.0% to 29.0% and as of June 30, 2016, we will be responsible for 29.0% of the Deferred Amount, or $85.7 million.

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

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Distributions	Contributions(1)	Net
PE Investment I
Three Months Ended June 30, 2016	$1.8	$4.3	$6.1	$0.2	$5.9
February 15, 2013 to June 30, 2016(2)	70.9	86.7	157.6	10.2	147.4

PE Investment IIA
Three Months Ended June 30, 2016	$1.7	$5.4	$7.1	$7.8	$(0.7)
July 3, 2013 to June 30, 2016(2)	29.9	58.8	88.7	20.8	67.9

PE Investment IIB
Three Months Ended June 30, 2016	$2.3	$4.4	$6.7	$7.3	$(0.6)
February 9, 2016 to June 30, 2016(2)	3.6	5.7	9.3	33.8	(24.5)

PE Investment III
Three Months Ended June 30, 2016	$0.7	$—	$0.1	$—	$0.1
March 30, 2016 to June 30, 2016(2)	0.7	1.2	1.9	16.5	(14.6)

______________________________________________________________

(1)	Represents initial investments and subsequent contributions.

(2)	Represents activity from the respective initial closing date through June 30, 2016.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of March 31, 2016:

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
As of June 30, 2016, adjusted for acquisitions and commitments to purchase through August 8, 2016, $136.4 million, or 7.6%, of our assets were invested in CRE securities and consisted of eleven CMBS investments purchased at an aggregate $62.4 million discount to par and our average investment size was $12.4 million. As of August 8, 2016, the weighted average expected maturity of our CMBS was 6.7 years.
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
Outlook and Recent Trends
The U.S. economy demonstrated improvement in 2015 which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy continues to show strength through the first half of 2016 with less than 5% unemployment and improvement in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow global growth and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and it is unclear when or if the Federal Reserve will further adjust the Federal Funds Rate especially in light of certain global events described below.
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
In June 2016 a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies especially European markets, the U.K.’s economy and the British Pound Sterling. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for “Brexit” and the long term impacts to the global, European and British economies. All of the major European banks have been actively easing monetary policy resulting in a very low, and in some cases negative, interest rate environment. This includes The Bank of England which remains poised for further monetary and financial policy action should the U.K.’s economy enter a downturn. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” may have a significant impact on the overall global economic environment.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive in the first half of 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be entering the late stage of the current real estate cycle and, in certain markets, rent growth and capitalization rate compression has started to slow. In addition, one of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced. Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, April and June 2016 were the two lowest private-label CMBS origination months in four years and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. This trend is potentially one symptom that could point to difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may have a negative impact on the overall real estate market.
The recent volatility in the equity markets has and may continue to diminish our capital raising activity. A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and could weaken demand for companies to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected, and therefore, reduce our ability to make distributions to stockholders.
Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 2015 sales were down 36% year over year compared to 2014. Despite this declining industry trend, our sponsor continued to gain market share with our non-traded REITs having a 7% market share in 2014 increasing to 13% in 2015 despite the overall decline in this market. In April of 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 57% through June 2016 compared to the first half of 2015. Although these developments may negatively impact overall non-traded equity sales, these dynamics are not anticipated to impact the Company as we are no longer in our offering period.

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
The following table presents our investment activity for the six months ended June 30, 2016 and from inception through June 30, 2016, adjusted for our acquisitions and commitments through August 8, 2016 (dollars in thousands):

	Six Months Ended		From Inception Through
	June 30, 2016		August 8, 2016
Investment Type:	Count	Principal Amount/Cost	Count	Principal Amount/Cost(1)
CRE debt	4	$89,350	49	$1,880,305
Operating Real Estate(2)	25	170,904	42	601,159
PE Investments(3)	2	98,224	4	353,684
CRE securities	2	13,664	14	173,175
Total	33	$372,142	109	$3,008,323
____________________________________________________________

(1)
Represents principal amount for real estate debt and securities and cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs and other assets.

(2)	Includes REO for which we took title in May 2016.

(3)	Excludes contributions related to future funding commitments.
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is 47%.

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
Our credit facilities currently include three secured term loan facilities, or our Term Loan Facilities, that provide for an aggregate of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and five CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full. As of June 30, 2016, we had $81.6 million issued as part of Securitization 2013-1 (as described below), $303.8 million outstanding under our Term Loan Facilities and $22.3 million outstanding under our CMBS Facilities. As of August 8, 2016, we have $246.2 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding our securitization financing transactions.
Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team, under the direction of our Advisor’s investment committee, uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/tenants/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
As of June 30, 2016, each of our CRE debt investments was performing in accordance with the contractual terms of its governing documents in all material respects. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership, or Operating Partnership, and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment of financing is a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We will generally not elect the fair value option for our assets and liabilities. However, we have elected the fair value option for PE Investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
We may syndicate a portion of the CRE debt investments that we originate or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, we will no longer recognize the CRE debt investment sold as an asset and recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of interest income.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. We account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, improvements and other identified intangibles. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations.
We refer to real estate acquired in connection with a foreclosure, deed in lieu of foreclosure or a consensual modification of a loan as REO. We evaluate whether an REO, herein collectively referred to as taking title to collateral, constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2016, we did not have any impaired CRE debt investments.

Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations. As of June 30, 2016, we did not have any impaired operating real estate.
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
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in our consolidated statements of operations. As of June 30, 2016, we did not have any impaired investments in unconsolidated ventures.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment or OTTI as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2016, we did not have any OTTI recorded on our CRE securities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board or FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact, if any, of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended June 30, 2016 to June 30, 2015 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$19,727	$24,598	$(4,871)	(19.8)%
Interest expense	4,411	5,326	(915)	(17.2)%
Net interest income	15,316	19,272	(3,956)	(20.5)%

Property and other revenues
Rental and other income	20,116	15,027	5,089	33.9%
Total property and other revenues	20,116	15,027	5,089	33.9%

Expenses
Asset management and other fees - related party	5,709	6,031	(322)	(5.3)%
Mortgage notes interest expense	4,632	3,737	895	23.9%
Transaction costs	649	443	206	46.5%
Property operating expenses	9,073	7,524	1,549	20.6%
General and administrative expenses	3,769	4,106	(337)	(8.2)%
Depreciation and amortization	6,490	3,262	3,228	99.0%
Total expenses	30,322	25,103	5,219	20.8%

Other income (loss)
Unrealized gain (loss) on investments and other	(1,820)	(3,731)	1,911	(51.2)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	3,290	5,465	(2,175)	(39.8)%
Equity in earnings (losses) of unconsolidated ventures	6,502	9,509	(3,007)	(31.6)%
Income tax benefit (expense)	(690)	(779)	89	(11.4)%
Net income (loss)	$9,102	$14,195	$(5,093)	(35.9)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$921,584	$17,887	7.76%	$1,224,525	$23,142	7.56%
CRE securities investments	67,431	1,840	10.91%	51,656	1,456	11.27%
	$989,015	$19,727	7.98%	$1,276,181	$24,598	7.71%
Interest-bearing liabilities:
Securitization bonds payable, net	$119,483	$1,370	4.59%	$294,994	$2,346	3.18%
Credit facilities	322,508	3,041	3.77%	269,483	2,980	4.42%
	$441,991	$4,411	3.99%	$564,477	$5,326	3.77%
Net interest income		$15,316			$19,272
_____________________________________________

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable, net and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decreased $4.9 million primarily as a result of the repayment of 12 CRE debt investments and one CRE debt investment where title was transferred via deed-in-lieu to operating real estate, partially offset by the origination of six new CRE debt investments subsequent to June 30, 2015. Interest expense decreased $0.9 million primarily as a result of the repayment of securitization bonds.
Other Revenues
Rental and Other Income
Rental and other income increased $5.1 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $0.3 million to $5.7 million during the three months ended June 30, 2016 compared to $6.0 million during the three months ended June 30, 2015. The decrease was primarily a result of lower invested assets during the period.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $0.9 million primarily as a result of a mortgage note obtained in connection with the acquisition of an operating real estate portfolio in March 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the three months ended June 30, 2016 are primarily related to the acquisition of an operating real estate portfolio in March 2016. Transaction costs for the three months ended June 30, 2015 are associated with existing operating real estate equity investments.
Property Operating Expenses
Property operating expenses increased $1.5 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased $0.3 million during the three months ended June 30, 2016 as a result of lower operating expenses reimbursed to our Advisor.
Depreciation and Amortization
Depreciation and amortization expense increased $3.2 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016.
Unrealized Gain (Loss) on Investments
For the three months ended June 30, 2016 and 2015, we recorded an unrealized loss of $1.8 million and $3.7 million, respectively, from our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased $3.0 million as a result of a decrease in earnings from PE Investments and sale of a loan held in a joint venture in January 2016.
Income Tax Benefit (Expense)
For the three months ended June 30, 2016 and 2015, we recorded income tax expense of $0.7 million and $0.8 million, respectively, related to PE Investments.
Comparison of the Six Months Ended June 30, 2016 to June 30, 2015 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$40,357	$50,219	$(9,862)	(19.6)%
Interest expense	9,146	11,150	(2,004)	(18.0)%
Net interest income	31,211	39,069	(7,858)	(20.1)%

Property and other revenues
Rental and other income	36,487	30,027	6,460	21.5%
Total property and other revenues	36,487	30,027	6,460	21.5%

Expenses
Asset management and other fees - related party	13,337	12,397	940	7.6%
Mortgage notes interest expense	8,342	7,248	1,094	15.1%
Transaction costs	1,727	577	1,150	199.3%
Property operating expenses	16,559	14,770	1,789	12.1%
General and administrative expenses	8,171	7,897	274	3.5%
Depreciation and amortization	11,905	7,517	4,388	58.4%
Total expenses	60,041	50,406	9,635	19.1%

Other income (loss)
Unrealized gain (loss) on investments and other	(3,399)	(5,586)	2,187	(39.2)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	4,258	13,104	(8,846)	(67.5)%
Equity in earnings (losses) of unconsolidated ventures	14,072	19,833	(5,761)	(29.0)%
Income tax benefit (expense)	(1,455)	(1,520)	65	(4.3)%
Net income (loss)	$16,875	$31,417	$(14,542)	(46.3)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$947,001	$36,740	7.76%	$1,258,992	$47,300	7.51%
CRE securities investments	65,528	3,617	11.04%	51,511	2,919	11.33%
	$1,012,529	$40,357	7.97%	$1,310,503	$50,219	7.66%
Interest-bearing liabilities:
Securitization bonds payable, net	$141,593	$3,579	5.06%	$334,624	$4,401	2.63%
Credit facilities	321,006	5,567	3.47%	269,483	6,749	5.01%
	$462,599	$9,146	3.95%	$604,107	$11,150	3.69%
Net interest income		$31,211			$39,069
___________________________________

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable, net and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decreased $9.9 million primarily as a result of the repayment of 12 CRE debt investments and one CRE debt investment where title was transferred via deed-in-lieu to operating real estate, partially offset by origination of six new CRE debt investments subsequent to June 30, 2015. Interest expense decreased $2.0 million primarily as a result of the repayment of securitization bonds.
Other Revenues
Rental and Other Income
Rental and other income increased $6.5 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $0.9 million to $13.3 million during the six months ended June 30, 2016 compared to $12.4 million during the six months ended June 30, 2015. The increase was a result of acquisition and disposition fees incurred during the period.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $1.1 million primarily as a result of a mortgage note obtained in connection with the acquisition of an operating real estate portfolio in March 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the six months ended June 30, 2016 are primarily related to the acquisition of an operating real estate portfolio in March 2016. Transaction costs for the six months ended June 30, 2015 are associated with existing operating real estate equity investments.
Property Operating Expenses
Property operating expenses increased $1.8 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses increased $0.3 million during the six months ended June 30, 2016 as a result of higher operating expenses reimbursed to our Advisor.
Depreciation and Amortization
Depreciation and amortization expense increased $4.4 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016.
Unrealized Gain (Loss) on Investments
For the six months ended June 30, 2016 and 2015, we recorded an unrealized loss of $3.4 million and $5.6 million, respectively, from our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased $5.8 million as a result of a decrease in earnings from PE Investments and sale of a loan held in a joint venture in January 2016.
Income Tax Benefit (Expense)
For the six months ended June 30, 2016 and 2015, we recorded income tax expense of $1.5 million related to PE Investments in each period.
Liquidity and Capital Resources
We require capital to fund our investment activities, pay operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP. As of August 8, 2016, we had current investable cash (excluding property level and liquidity requirements) of $92.5 million.
Securitization Financing Transactions
We entered into two securitization financing transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of June 30, 2016, we had $230.5 million carrying value of CRE debt investments financed with $81.7 million of securitization bonds.
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

The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to June 30, 2016 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to June 30, 2016	136,550	1,026
While our Advisor devotes a significant amount of resources to managing our existing investments, including assets collateralizing Securitization 2013-1, maintaining compliance with these tests is not a certainty.
Credit Facilities
We currently have seven Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and four CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2017 to October 2018 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates ranging from March 2018 to October 2019. The advance rate and maturity date of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of June 30, 2016, our leverage as a percentage of our cost of investments was 47.0%.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2016	2015	Change
Operating activities	$34,410	$47,432	$(13,022)
Investing activities	(18,279)	114,266	(132,545)
Financing activities	(72,093)	(157,159)	85,066
Net increase (decrease) in cash	$(55,962)	$4,539	$(60,501)
Six Months Ended June 30, 2016 Compared to June 30, 2015
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities decreased by $13.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of lower invested assets generating lower net interest income and equity in earnings period over period.
Investing Activities
Our cash flows from investing activities are generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash used in investing activities increased by $132.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Cash flows used in investing activities for the six months ended June 30, 2016 was primarily a result of an acquisition of operating real estate, CRE debt investment originations, PE Investments and acquisition of securities, offset by proceeds from the sale of an unconsolidated venture, repayments of CRE debt investments and distributions from PE Investments. Cash flows provided by investing activities for the six months ended June 30, 2015 was primarily a result of CRE debt investment repayments and distributions from PE Investments.
Financing Activities
Our cash flows from financing activities are principally impacted by our capital raising activities, net of distributions paid on common stock and borrowings credit facilities and mortgage notes payable, net. Our net cash used in financing activities decreased by $85.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of repayment of securitization bonds, repayment of credit facilities, distributions paid on our common stock and share repurchases, offset by proceeds from our DRP and borrowings from our credit facilities.
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
In June 2016, our board of directors approved the renewal of the advisory agreement for an additional one-year term, on terms identical to those previously in effect.
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
Incentive Fee
Our Advisor are entitled to receive distributions equal to 15.0% of net cash flows of us, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
Our Advisor also receive fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). A fee paid to our Advisor in connection with the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. A fee incurred related to an equity investment will generally be expensed as incurred. A fee paid to our Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, our Advisor receives a disposition fee of 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor
Operating Costs
Our Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor updates the board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three and six months ended June 30, 2016 and 2015 and the amount due to related party as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of (1)
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$5,558	$6,031	$10,908	$12,397	$—	$—
Acquisition (2)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	744	—	2,724	—	—	—
Disposition (2)	Real estate debt investments, net / Asset management and other fees- related party	1,024	220	2,331	1,236	100	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	3,228	3,624	7,166	6,378	197	—
Total		$10,554	$9,875	$23,129	$20,011	$297	$—
______________________________________________________________________________________

(1)	As of June 30, 2016, the balance is included in accounts payable and accrued expenses on our consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2016, our Advisor deferred $0.7 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of June 30, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $7.0 million that remain eligible to allocate to us.
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

PE Investment IIB
In February 2016, our board of directors, including all of our independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction from a company managed by our Sponsor, NorthStar Realty, or PE Investment IIB. We purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing co-investor in the transaction. This increased our total ownership from 15% to 29%. We acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, we will be responsible for 29% of the Deferred Amount, or $85.7 million.
Recent Developments
Distribution Reinvestment Plan
From July 1, 2016 through August 8, 2016, we issued 0.7 million shares of common stock pursuant to our DRP, raising proceeds of $7.2 million. As of August 8, 2016, 1.1 million shares were available to be issued pursuant to our DRP.
Distributions
On August 10, 2016, our board of directors approved a daily cash distribution of $0.002185792 per share of common stock for each of the three months ended December 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2016 through August 8, 2016, we repurchased 0.9 million shares for a total of $8.3 million or a weighted average price of $9.50 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Real Estate Securities Investments
In July 2016, we acquired a CMBS with a face value of $10.0 million at a discount of $5.5 million.
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
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for the non-recurring impact of the non-cash effect of deferred income tax benefits or expenses, as applicable, as such items are not indicative of our operating performance. Similarly, we adjust for the non-cash effect of unrealized gains or losses on unconsolidated ventures. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:

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

We typically purchase CMBS at a premium or discount to par value, and in accordance with U.S. GAAP, record the amortization of premium/accretion of the discount to interest income or the CMBS effective yield. During the year ended December 31, 2015, we reviewed our position relating to the impact of the CMBS effective yield on MFFO and concluded that this effective yield should be reported in MFFO. We believe that by reporting CMBS effective yield in MFFO, MFFO provides better insight to the expected contractual cash flows and is more consistent with our review of operating performance.
Accordingly, for the six months ended June 30, 2016 and 2015 we reported in MFFO CMBS effective yield of $1.1 million and $0.6 million, respectively. Additionally, MFFO for the six months ended June 30, 2016 and 2015 presented in the table below has been adjusted to conform to current period presentation.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$8,904	$13,943	$16,592	$31,087
Adjustments:
Depreciation and amortization	6,490	3,262	11,905	7,517
Depreciation and amortization related to non-controlling interests	(645)	(402)	(1,195)	(1,012)
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$14,749	$16,803	$27,302	$37,592
Modified funds from operations:
Funds from operations	$14,749	$16,803	$27,302	$37,592
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,268	1,679	2,183	3,647
Amortization of capitalized above/below market leases	(56)	—	(180)	—
Acquisition fees and transaction costs on investments	800	443	4,156	577
Straight-line rental (income) loss	(196)	(421)	(896)	(992)
Unrealized (gain) loss on investments and other	1,820	3,731	3,399	5,586
Adjustments related to non-controlling interests	(35)	26	(79)	(70)
MFFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$18,350	$22,261	$35,885	$46,340
______________________________
(1) Prior periods have been adjusted to conform to current period presentations.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.87, our annualized distribution amount represents an effective current yield of 8.1%. From the commencement of our operations on October 18, 2010 through June 30, 2016, we paid distributions at an annualized distribution rate of $0.80 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the six months ended June 30, 2016 and for the year ended December 31, 2015 (dollars in thousands):

	Six Months Ended June 30, 2016		Year Ended December 31, 2015
Distributions Declared(1)
Cash	$26,236		$51,826
DRP	21,850		43,842
Total	$48,086		$95,668

Sources of Distributions(1)
Funds from Operations(2)	$27,302	57%	$69,008	72%
Offering proceeds	20,784	43%	26,660	28%
Total	$48,086	100%	$95,668	100%

Cash Flow Provided by (Used in) Operations	$34,410		$84,995
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through June 30, 2016, we declared distributions of $350.2 million, of which 78% was paid from FFO, 21% was paid from Offering proceeds and 1% was paid from distribution support proceeds. From inception through June 30, 2016, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $33.3 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement, which terminated in July 2013, and the remainder related to shares issued pursuant to our DRP.

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
As of August 8, 2016, our portfolio generated a 12.0% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of June 30, 2016, 80.8% of our debt investments were floating rate investments and 60.1% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 2.8% related to the use of our CMBS repo facilities. As of June 30, 2016, most of our floating-rate investments had LIBOR floors below the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $3.8 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2016, two CRE debt investment contributed more than 10% of interest income.
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
We acquired a portfolio of 23 light industrial assets during the first quarter 2016 and a portfolio of two multi-tenant office buildings through deed in lieu of foreclosure during the second quarter 2016. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. We are in the process of evaluating the existing controls and procedures of the acquired portfolios and, accordingly, we have not assessed the portfolios’ internal control over financial reporting as of June 30, 2016.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering, including our DRP, and we may do so in the future. During the course of our existence, we may not generate sufficient cash flow from operations to fund distributions and, as a result, distributions declared may be paid using proceeds from our DRP. For the six months ended June 30, 2016, we declared distributions of $48.1 million compared to cash provided by operating activities of $34.4 million with $20.8 million, or 43%, of the distributions declared during this period being paid using proceeds from our DRP. For the year ended December 31, 2015, we declared distributions of $95.7 million compared to cash provided by operating activities of $85.0 million with $26.7 million, or 28%, of the distributions declared during this period being paid using proceeds from our DRP.
Our sponsor, the parent company of our advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, which could have an adverse impact on our business.
In June 2016, NSAM, our sponsor and the parent company of our advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, providing for the combination of NSAM, NorthStar Realty and Colony, which following the effective time of the mergers, will be publicly-traded and named Colony NorthStar, Inc., or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our Advisor will be a subsidiary of Colony NorthStar.

The proposed mergers may be time consuming and disruptive to NSAM’s business operations, including its service to us as our advisor and our sponsor. It is also expected that, as part of the mergers, there will be changes to the composition of NSAM’s board of directors, certain members of its senior management team and certain members of our advisor’s investment committee. In addition, it may be difficult for Colony NorthStar to address integration challenges following the completion of the mergers, and the anticipated benefits of the integration of the three companies may not be realized fully or at all. These changes to our sponsor and our advisor could be disruptive to our business and operations, as we are dependent on our advisor for the management of our day-to-day affairs. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar.

The proposed mergers are subject to customary closing conditions and there can be no assurance that they will be consummated. In the event that the proposed mergers are not consummated, NSAM will have expended considerable resources but neither we nor NSAM will realize any expected benefits of the proposed mergers. In addition, if the merger transaction is consummated, any value created for NSAM’s stockholders may not result in the creation of value for our stockholders.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective July 19, 2010 and as amended on June 25, 2015, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We will repurchase shares within two years of such death or qualifying disability of a stockholder at the higher of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock, or our estimated value per share. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased. We are not obligated to repurchase shares under our Share Repurchase Program. Except in the case of death or qualifying disability (as described above), the price paid for shares redeemed under the Share Repurchase Program for requests received after January 1, 2015 is 95% of the most recently disclosed estimated value per share.

We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national securities exchange or included for quotation in a national securities market.
For the three months ended June 30, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	1,169,310	$9.57	1,169,310	(1)
May 1 to May 31	—	—	—	(1)
June 1 to June 30	—	—	—	(1)
Total	1,169,310	$9.57	1,169,310
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

As of June 30, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On June 24, 2016, we granted 5,066 shares of restricted common stock at $9.87 per share to four of our independent and non-management directors pursuant to our independent director compensation plan. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 (unaudited) and year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.

Date:	August 11, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

Date:	August 11, 2016	By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer