Form 10-Q
period 2016-09-30
NorthStar Real Estate Income Trust, Inc.
filed 2016-11-10
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
The Company has one class of common stock, $0.01 par value per share, 120,551,952 shares outstanding as of November 4, 2016.

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

•
the impact of our sponsor’s recently announced merger agreement with NorthStar Realty Finance Corp. and Colony Capital, Inc., including the ability to consummate the merger on the terms contemplated or at all, and whether any of the anticipated benefits to our advisor’s and its affiliates’ platform will be realized in full or at all;

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

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of debt investments, equity investments or properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management strategies;

•	the potential failure to maintain effective internal controls, disclosure and procedures;

•	regulatory requirements with respect to our business generally, as well as the related cost of compliance;

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

PART I.    Financial Information
Item 1.    Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$117,818	$127,890
Restricted cash	93,382	75,074
Real estate debt investments, net	825,192	997,836
Operating real estate, net	505,032	365,327
Investments in unconsolidated ventures (refer to Note 5)	111,427	157,843
Real estate securities, available for sale	92,015	83,622
Receivables, net	41,314	48,545
Deferred costs and other assets, net	48,361	37,323
Loan collateral receivable, related party	52,672	54,056
Total assets(1)	$1,887,213	$1,947,516
Liabilities
Securitization bonds payable, net	$64,882	$185,314
Mortgage notes payable, net	384,560	316,402
Credit facilities	323,701	318,000
Accounts payable and accrued expenses (refer to Note 8)	15,025	11,238
Escrow deposits payable	74,755	61,881
Distribution payable	7,942	8,205
Other liabilities	23,972	14,465
Total liabilities(1)	894,837	915,505
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 121,139,161 and 120,757,888 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,211	1,207
Additional paid-in capital	1,082,201	1,078,154
Retained earnings (accumulated deficit)	(135,286)	(86,938)
Accumulated other comprehensive income (loss)	23,233	21,901
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	971,359	1,014,324
Non-controlling interests	21,017	17,687
Total equity	992,376	1,032,011
Total liabilities and equity	$1,887,213	$1,947,516
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of September 30, 2016, the assets and liabilities of the Operating Partnership include $410.0 million and $336.4 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income
Interest income	$18,649	$24,621	$59,006	$74,840
Interest expense	4,003	5,045	13,150	16,195
Net interest income	14,646	19,576	45,856	58,645

Property and other revenues
Rental and other income	21,843	14,637	58,330	44,664
Total property and other revenues	21,843	14,637	58,330	44,664

Expenses
Asset management and other fees - related party	5,410	5,906	18,747	18,303
Mortgage notes interest expense	4,552	3,768	12,895	11,016
Transaction costs	182	—	1,909	577
Property operating expenses	10,918	8,087	27,478	22,857
General and administrative expenses	3,381	3,947	11,553	11,843
Depreciation and amortization	9,481	12,598	21,386	20,115
Total expenses	33,924	34,306	93,968	84,711

Other income (loss)
Unrealized gain (loss) on investments	(33)	(3,828)	(3,432)	(9,414)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,532	(3,921)	6,786	9,184
Equity in earnings (losses) of unconsolidated ventures	5,575	8,133	19,647	27,966
Income tax benefit (expense)	(810)	1,153	(2,265)	(366)
Net income (loss)	7,297	5,365	24,168	36,784
Net (income) loss attributable to non-controlling interests	194	408	(89)	77
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$7,491	$5,773	$24,079	$36,861
Net income (loss) per share of common stock, basic/diluted	$0.06	$0.05	$0.20	$0.31
Weighted average number of shares of common stock outstanding, basic/diluted	121,080,070	120,015,384	120,979,224	119,242,349
Distributions declared per share of common stock	$0.20	$0.20	$0.60	$0.60

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$7,297	$5,365	$24,168	$36,784
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(885)	(4,884)	1,332	(5,375)
Total other comprehensive income (loss)	(885)	(4,884)	1,332	(5,375)
Comprehensive income (loss)	6,412	481	25,500	31,409
Comprehensive (income) loss attributable to non-controlling interests	194	408	(89)	77
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc.	$6,606	$889	$25,411	$31,486

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697
Non-controlling interests - contributions	—	—	—	—	—	—	268	268
Non-controlling interests - distributions	—	—	—	—	—	—	(1,915)	(1,915)
Proceeds from distribution reinvestment plan	4,599	46	43,737	—	—	43,783	—	43,783
Shares redeemed for cash	(1,710)	(17)	(16,447)	—	—	(16,464)	—	(16,464)
Issuance and amortization of equity-based compensation	22	—	232	—	—	232	—	232
Other comprehensive income (loss)	—	—	—	—	(6,513)	(6,513)	—	(6,513)
Distributions declared	—	—	—	(95,668)	—	(95,668)	—	(95,668)
Net income (loss)	—	—	—	45,614	—	45,614	(23)	45,591
Balance as of December 31, 2015	120,758	$1,207	$1,078,154	$(86,938)	$21,901	$1,014,324	$17,687	$1,032,011
Non-controlling interests - contributions	—	—	—	—	—	—	4,432	4,432
Non-controlling interests - distributions	—	—	—	—	—	—	(1,191)	(1,191)
Proceeds from distribution reinvestment plan	3,393	34	32,916	—	—	32,950	—	32,950
Shares redeemed for cash	(3,040)	(30)	(29,004)	—	—	(29,034)	—	(29,034)
Issuance and amortization of equity-based compensation	28	—	135	—	—	135	—	135
Other comprehensive income (loss)	—	—	—	—	1,332	1,332	—	1,332
Distributions declared	—	—	—	(72,427)	—	(72,427)	—	(72,427)
Net income (loss)	—	—	—	24,079	—	24,079	89	24,168
Balance as of September 30, 2016 (unaudited)	121,139	$1,211	$1,082,201	$(135,286)	$23,233	$971,359	$21,017	$992,376

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$24,168	$36,784
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(19,647)	(27,966)
Depreciation and amortization	21,386	20,115
Straight-line rental income	(1,409)	(1,303)
Amortization of capitalized above/below market leases	70	911
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(774)	2,355
Amortization of deferred financing costs	2,185	3,000
Interest accretion on investments	(5,352)	(5,320)
Distributions from unconsolidated ventures (refer to Note 5)	19,647	23,639
Unrealized (gain) loss on investments and other	3,432	9,414
Amortization of equity-based compensation	135	140
Deferred income tax expense	(2,225)	(1,419)
Changes in assets and liabilities:
Restricted cash	(2,783)	5,647
Receivables, net	1,290	808
Deferred costs and other assets	(1,250)	(2,717)
Due to related party	334	377
Accounts payable and accrued expenses	5,677	6,865
Other liabilities	2,444	500
Net cash provided by (used in) operating activities	47,328	71,830
Cash flows from investing activities:
Origination of real estate debt investments, net	(130,224)	(57,031)
Repayment on real estate debt investments	247,042	168,059
Repayment on loan collateral receivable, related party	1,384	—
Acquisition of operating real estate	(103,384)	—
Improvements of operating real estate	(4,521)	(6,563)
Investments in unconsolidated ventures (refer to Note 5)	(49,743)	(9,958)
Proceeds from sale of unconsolidated ventures	59,760	—
Distributions from unconsolidated ventures (refer to Note 5)	41,596	24,512
Acquisition of real estate securities, available for sale	(13,822)	—
Repayment of real estate securities, available for sale	8,538	—
Change in restricted cash	(415)	(2,052)
Net cash provided by (used in) investing activities	56,211	116,967
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	32,950	32,772
Shares redeemed for cash	(29,034)	(10,006)
Distributions paid on common stock	(72,690)	(71,452)
Borrowings from mortgage notes	70,096	—
Repayment of mortgage notes	(151)	(132)
Borrowings from credit facilities	100,080	23,813
Repayment of credit facilities	(94,380)	(1,460)
Repayment of securitization bonds	(120,930)	(142,441)
Payment of deferred financing costs	(2,793)	(539)
Contributions from non-controlling interests	4,432	177
Distributions to non-controlling interests	(1,191)	(1,291)
Net cash provided by (used in) financing activities	(113,611)	(170,559)
Net increase (decrease) in cash and cash equivalents	(10,072)	18,238
Cash and cash equivalents - beginning of period	127,890	35,755
Cash and cash equivalents - end of period	$117,818	$53,993

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$12,874	$25,513
Distribution payable	7,942	7,908
Non-cash related to PE Investments (refer to Note 5)	1,016	6,945
Real estate acquisition(1)	67,493	—
Reduction of CRE debt investment(1)	67,493	—
CRE debt investment payoff due from servicer	24,400	—
Reclassification related to measurement-period adjustment	18,674	—
______________________________________________________________

(1)	Non-cash activity occurred in connection with taking title to collateral.

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
In June 2016, the Sponsor announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc. (“Colony”), providing for the combination of the Sponsor, NorthStar Realty and Colony into a wholly-owned subsidiary of the Sponsor, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc. (“Colony NorthStar”). As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, the Advisor will be a subsidiary of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the Sponsor’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. The Company does not expect that this transaction will have a material impact on its operations.
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2016 and December 31, 2015. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of September 30, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company initially registered to offer up to 100,000,000 shares pursuant to its primary offering to the public (the “Primary Offering”) and up to 10,526,315 shares pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

referred to as the Offering. In April 2013, the board of directors of the Company authorized the reallocation of shares available under the DRP to the Primary Offering. The Primary Offering (including 7.6 million shares reallocated from the DRP, the “Total Primary Offering”) was completed on July 1, 2013 and all of the shares initially registered for the Offering were issued. As a result of an additional registration statement to offer up to 10.0 million shares pursuant to the DRP, the Company continues to offer DRP shares beyond the Total Primary Offering.
The Company raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through November 4, 2016, the Company has raised an additional $0.2 billion in gross proceeds pursuant to the DRP.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2016.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016, which resulted in the identification of several VIEs. Prior to the adoption of the standard, these entities were consolidated under the voting interest model. The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates these entities because it controls all significant business activities.
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of September 30, 2016 is $356.7 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheet as of September 30, 2016 is $316.2 million collateralized by the real estate assets of the related consolidated VIEs.
As of September 30, 2016, the Company identified unconsolidated VIEs related to its securities investments, PE investments and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2016 (dollars in thousands):

	Carrying Value
	Real Estate Securities, Available for Sale	Investments in Unconsolidated Ventures	Real Estate Debt Investments, Net	Total	Maximum Exposure to Loss
Real estate securities, available for sale	$92,015	$—	$—	$92,015	$92,015
Investments in unconsolidated ventures	—	15,570	—	15,570	15,570
Real estate debt investments, net(1)	—	—	153,017	153,017	153,017
Total assets	$92,015	$15,570	$153,017	$260,602	$260,602
_________________________________________

(1)	Includes loan collateral receivable, related party of $52.7 million .
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2016. The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2016. As of September 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs outside of the future funding commitments disclosed above.
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
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents.
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
The Company may syndicate a portion of the CRE debt investments that it originates or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, the Company will no longer recognize the CRE debt investment sold as an asset and will recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investment sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of interest income.
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
The Company refers to real estate acquired in connection with a foreclosure, deed in lieu of foreclosure or a consensual modification of a loan as real estate owned (“REO”). The Company evaluates whether an REO, herein collectively referred to as taking title to collateral, constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs and Other Assets, Net and Other Liabilities
The following table presents a summary of deferred costs and other assets, net and other liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Deferred costs and other assets, net:
Intangible assets, net(1)	$33,123	$21,149
Deferred financing costs, net - credit facilities	2,335	2,585
Deferred commissions and leasing costs	10,040	10,955
Deposits	405	405
Prepaid expenses	2,433	1,844
Other	25	385
Total	$48,361	$37,323

	September 30, 2016 (Unaudited)	December 31, 2015
Other liabilities:
PE Investments deferred purchase price, net	$8,630	$—
Intangible liabilities, net(2)	8,419	9,624
Prepaid rent and unearned revenue	3,907	2,583
Tenant security deposits	1,419	676
Other	1,597	1,582
Total	$23,972	$14,465
_________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the nine months ended September 30, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2016, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of September 30, 2016, the Company did not have any impaired operating real estate.

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
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of September 30, 2016, the Company did not have any impaired investments in unconsolidated ventures.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2016, the Company did not have any OTTI recorded on its CRE securities.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and local authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state and local tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the consolidated statements of operations.
For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $0.8 million and $2.3 million, respectively. For the three months ended September 30, 2015, the Company recorded income tax benefit of $1.2 million and for the nine months ended September 30, 2015, the Company recorded income tax expense of $0.4 million.
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
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years,

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

beginning after December 15, 2017. The Company is currently assessing the impact, if any, of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company has concluded that this guidance will not have any impact on its consolidated financial position, results of operations or financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated statement of cash flows.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	13	$660,413	$646,397	78.7%	15.00%	5.75%	6.98%	92.9%
Mezzanine loans	5	92,306	92,286	11.0%	12.14%	9.29%	11.10%	47.3%
Preferred equity interests(5)	1	86,019	86,509	10.3%	10.00%	—	10.00%	—
Total/Weighted average	19	$838,738	$825,192	100.0%	11.84%	5.99%	7.76%	78.1%
________________________________________________________

(1)	Includes future funding commitments of $15.1 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $71.0 million for Securitization 2013-1 and $484.9 million for Term Loan Facilities (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of September 30, 2016, the Company had $504.5 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.32%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $77.4 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2016 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
October 1 to December 31, 2016	$76,274	$—
Years Ending December 31:
2017	318,150	65,124
2018	75,100	130,500
2019	192,950	210,800
2020	—	45,050
Thereafter	176,264	387,264
Total	$838,738	$838,738
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2016, the weighted average maturity, including extensions, of CRE debt investments was 4.1 years.
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
As of September 30, 2016, all CRE debt investments were performing in accordance with the contractual terms of their governing documents in all material respects and were categorized as performing loans. There were no CRE debt investments with contractual payments past due as of September 30, 2016 and December 31, 2015. For the nine months ended September 30, 2016, two CRE debt investment contributed more than 10% of interest income.
In connection with a pre-negotiated agreement, in May 2016, as a result of a borrower’s inability to pay amounts due under one of the Company’s debt investments, the Company and the borrower agreed to transfer title of the real estate via deed in lieu of foreclosure to the Company. Refer to Note 4. Operating Real Estate.

4.	Operating Real Estate
The following table presents operating real estate, net, as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Land and improvements	$93,850	$56,090
Buildings and improvements	443,384	328,012
Furniture, fixtures and equipment	4,472	4,243
Subtotal	$541,706	$388,345
Less: Accumulated depreciation	(36,674)	(23,018)
Operating real estate, net	$505,032	$365,327

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
The following table presents the preliminary allocation of the purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition), if any, for acquisitions in 2016 (dollars in thousands):

Assets:
Land and improvements	$24,807
Buildings and improvements(1)	59,903
Other assets acquired(2)	19,210
Total assets acquired	$103,920
Liabilities:
Mortgage notes payable, net(3)	$67,225
Other liabilities assumed(4)	536
Total liabilities	67,761
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	31,874
Non-controlling interests	4,285
Total equity	36,159
Total liabilities and equity	$103,920
____________________________________________________________

(1)	Includes tenant improvements.

(2)	Primarily in place lease intangibles, leasing commissions and above market leases.

(3)	Includes deferred financing costs, net.

(4)	Primarily below market leases.
During the measurement-period, the Company preliminarily determined that certain allocations of operating real estate acquired should be reclassified to deferred costs and other assets, net and other liabilities. The following table presents the effect of such preliminary purchase price reclassifications on the consolidated balance sheet as of September 30, 2016 (dollars in thousands):

	As Previously Determined(1)	Measurement Period Adjustments	Revised
Operating real estate, net(2)	$103,384	$(18,674)	$84,710
Deferred costs and other intangible assets, net(3)	—	19,210	19,210
Mortgage notes payable, net(4)	67,225	—	67,225
Other liabilities(5)	—	536	536
____________________________________________________________

(1)	Represents the preliminary allocation of the purchase price of a light industrial portfolio purchased in 2016.

(2)	Includes tenant improvements.

(3)	Primarily in place lease intangibles, leasing commissions and above market leases.

(4)	Includes deferred financing costs, net.

(5)	Primarily below market leases.
During the three and nine months ended September 30, 2016, the Company recorded a measurement-period adjustment to earnings of $3.2 million. The table below shows the details of such adjustments:

Decrease in Rental and other income(1)	$347
Increase in Depreciation and amortization(2)	2,894
Total measurement-period adjustment	$3,241
____________________________________________________________

(1)	Represents amortization of above and below market leases.

(2)	Represents depreciation of site and tenant improvements and amortization of in place lease intangibles.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Owned
The following table presents REO acquired by taking title, in connection with a certain CRE debt investment, for the nine months ended September 30, 2016 that is reported on the Company's consolidated balance sheet in operating real estate, net as of September 30, 2016 (dollars in thousands):

Date	Type	Location	Original Loan Balance	Initial REO Value (1)
May 2016	Office	VA	$67,493	$67,493
____________________________________________________________
(1) Initial REO value approximates fair value.
The following table presents a rollforward of REO in operating real estate from the date of acquisition in May 2016 through September 30, 2016 (dollars in thousands):

Beginning balance	$—
Additions(1)	67,493
Depreciation	(494)
Ending balance	$66,999
____________________________________________________________

(1)	Represents REO for which the Company took title in May 2016.
The preliminary allocation of the purchase price of the assets acquired and liabilities assumed from the acquisition was allocated 20% to land and 80% to buildings.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of September 30, 2016 (dollars in thousands):

October 1 to December 31, 2016	$10,437
Years Ending December 31:
2017	45,151
2018	37,278
2019	32,996
2020	25,288
Thereafter	68,980
Total	$220,130
The rental properties owned as of September 30, 2016 are leased under operating leases with current expirations ranging from 2016 to 2027, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases.
Leases at the Company’s multifamily properties and student housing properties are generally for a term of one year or less and are not reflected in the above table.

5.	Investments in Unconsolidated Ventures
Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments indirectly through unconsolidated ventures (“PE Investment I”), (“PE Investment IIA”) and (“PE Investment IIB”) or directly (“PE Investment III”). The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

interest entities, except for PE Investment III. PE Investment I, IIA and IIB are considered voting interest entities and are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate the underlying real estate private equity funds owned in PE Investment III as it neither owns a majority voting interest in any such funds nor is it the primary beneficiary of such funds.
Summary
The following tables summarize the Company’s PE Investments as of September 30, 2016 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions
PE Investment I	February 15, 2013	June 30, 2012	49	$118.0	$0.5
PE Investment IIA	July 3, 2013	September 30, 2012	24	75.7	—
PE Investment IIB	February 9, 2016	September 30, 2015	—	26.5	—
PE Investment III	March 30, 2016	March 31, 2015	2	23.1	—
Total			75	$243.3	$0.5
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

	Carrying Value		Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
PE Investment	September 30, 2016 (Unaudited)	December 31, 2015	Equity in Earnings	Distributions	Contributions	Equity in Earnings	Distributions	Contributions(1)
PE Investment I(2)	$41.8	$65.3	$2.1	$7.9	$—	$4.1	$3.7	$0.3
PE Investment IIA(3)	29.0	33.5	1.4	5.4	—	2.6	8.9	—
PE Investment IIB(3)	25.0	—	1.8	5.0	—	—	—	—
PE Investment III	15.6	—	0.3	0.1	—	—	—	—
Total	$111.4	$98.8	$5.6	$18.4	$—	$6.7	$12.6	$0.3
___________________________________________________________

(1)	Includes initial investments and subsequent contributions.

(2)	The Company recorded an unrealized loss of less than $0.1 million and $3.8 million related to PE Investment I for the three months ended September 30, 2016 and 2015, respectively

	Carrying Value		Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
PE Investment	September 30, 2016 (Unaudited)	December 31, 2015	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment I(2)	$41.8	$65.3	$7.8	$28.0	$0.2	$15.1	$28.8	$0.8
PE Investment IIA(3)	29.0	33.5	4.7	16.9	7.8	8.5	24.8	9.2
PE Investment IIB(3)	25.0	—	5.5	14.3	33.9	—	—	—
PE Investment III	15.6	—	1.0	2.0	16.5	—	—	—
Total	$111.4	$98.8	$19.0	$61.2	$58.4	$23.6	$53.6	$10.0
___________________________________________________________

(1)	Includes initial investments and subsequent contributions.

(2)	For PE Investment I, the Company recorded an unrealized loss of $3.4 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Contributions for the nine months ended September 30, 2016 include a payment of the deferred purchase price for PE Investment IIA and PE Investment IIB.

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
With this add-on investment, the Company will be responsible for 29.0% of the Deferred Amount. As of September 30, 2016, the combined Deferred Amount for PE Investment IIA and PE Investment IIB was $85.7 million. In April 2016, PE Investment IIA and PE Investment IIB collectively paid $15.1 million of the Deferred Amount.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment III
In March 2016, the Company acquired 5.5% of PE Investment III for $15.1 million based on a NAV of March 31, 2015 (the “Valuation Date”), adjusted for contributions and distributions from such date. At the time of closing, the Company paid $4.2 million, net of a $1.8 million deposit for a total of $6.0 million, or 40.0% of the purchase price adjusted for contributions and distributions. The remaining portion of the purchase price (the “Deferred Purchase Price”), or approximately $8.9 million, will be paid in two installments on December 31, 2016 and December 31, 2017.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owned 50.0% of the mezzanine loan, of which the Company’s interest in the joint venture was 78.0%. In January 2016, the Company’s participation was sold at par value of $59.8 million. As of December 31, 2015 the carrying value of the investment was $59.1 million. For the nine months ended September 30, 2016, the Company recognized equity in earnings of $0.7 million. For the three and nine months ended September 30, 2015, the Company recognized equity in earnings of $1.4 million and $4.3 million, respectively.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon(2)
September 30, 2016 (Unaudited)	11	$130,974	$68,782	$23,433	$(200)	$92,015	3.94%	6.97%
December 31, 2015	8	115,849	61,721	22,357	(456)	83,622	4.43%	8.52%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $26.5 million for the CMBS Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized losses in OCI for the three months ended September 30, 2016 of $0.9 million and unrealized gains in OCI for the nine months ended September 30, 2016 of $1.3 million, respectively and unrealized losses in OCI for the three and nine months ended September 30, 2015 of $4.9 million and $5.4 million, respectively. As of September 30, 2016, the Company held four securities with an aggregate carrying value of $27.1 million with an unrealized loss of $0.2 million, two of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of September 30, 2016, the weighted average contractual maturity of CRE securities was 32 years with an expected maturity of 6.7 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of September 30, 2016 and December 31, 2015 (dollars in thousands):

						September 30, 2016 (Unaudited)		December 31, 2015
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization 2013-1		Non-recourse	Aug-29	LIBOR + 5.00%		$64,882	$64,882	$185,812	$185,314
Subtotal securitization bonds payable, net						64,882	64,882	185,812	185,314

Mortgage notes payable, net
Multifamily 1		Non-recourse	Dec-23	4.84%		43,500	42,950	43,500	42,902
Multifamily 2		Non-recourse	Dec-23	4.94%		43,000	42,422	43,000	42,370
Office 1		Non-recourse	Oct-24	4.47%		108,850	108,588	108,850	108,569
Office 2		Non-recourse	Jan-25	4.30%		77,700	77,530	77,700	77,512
Student housing 1		Non-recourse	Jan-24	5.15%		16,000	15,765	16,000	15,747
Student housing 2(2)		Non-recourse	Dec-20	5.27%		12,464	12,711	12,615	12,907
Student housing 3		Non-recourse	Nov-16(3)	5.84%		16,200	16,217	16,200	16,395
Industrial 1		Non-recourse	Apr-21	LIBOR + 2.50%		70,096	68,377	—	—
Subtotal mortgage notes payable, net						387,810	384,560	317,865	316,402

Term loan facilities
Citibank Facility	$150,000	Limited Recourse(4)	Oct-19(5)	LIBOR + 2.53%	(6)	85,100	85,100	108,913	108,913
Deutsche Bank Facility	200,000	Limited Recourse(7)	Mar-18(8)	LIBOR + 2.46%	(9)	113,697	113,697	166,697	166,697
Morgan Stanley Facility	200,000	Limited Recourse(10)	Oct-18(11)	LIBOR + 2.56%	(12)	106,923	106,923	31,335	31,335
Subtotal term loan facilities	$550,000					305,720	305,720	306,945	306,945

CMBS credit facilities
UBS Facility		Recourse	(13)	LIBOR + 1.19%		—	—	6,455	6,455
Morgan Stanley Facility		Recourse	(13)	LIBOR + 1.06%		—	—	4,600	4,600
Citibank Facility(14)		Recourse	(13)	LIBOR + 1.55%		11,230	11,230	—	—
Merrill Lynch Facility		Recourse	(13)	LIBOR + 1.50%		3,081	3,081	—	—
JP Morgan Facility		Recourse	(13)	LIBOR + 1.50%		3,670	3,670	—	—
Subtotal CMBS credit facilities						17,981	17,981	11,055	11,055
Subtotal credit facilities						323,701	323,701	318,000	318,000
Total						$776,393	$773,143	$821,677	$819,716
_____________________________________________________

(1)	Difference between principal amount and carrying value of mortgage notes payable, net is attributable to deferred financing costs, net and premium on a mortgage note payable.

(2)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

(3)	In October 2016, the Company refinanced the mortgage note payable, increasing the principal balance to $24.8 million, with a maturity date of November 2026.

(4)
Recourse solely with respect to 25.0% of the repurchase price for purchased assets with a lender debt yield equal to or greater than 10.0% at the time of financing plus 100.0% of the repurchase price for purchased assets with a lender debt yield less than 10.0% at the time of financing.

(5)
The next maturity date is October 18, 2016, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents. In October 2016, the Company amended the terms of Loan Facility 2, extending the next maturity date to October 2018 with three, one-year extensions.

(6)	Represents the weighted average spread as of September 30, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.50% to 2.62%.

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

(9)	Represents the weighted average spread as of September 30, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.40% to 2.62%.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(10)	Recourse solely with respect to 25.0% of the financed amount.

(11)	The initial maturity date is October 13, 2018, with one-year extensions available at the Company’s option, which are subject to the approval of the global financial institution.

(12)	Represents the weighted average spread as of September 30, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.25% to 2.75%.

(13)	The maturity dates on the CMBS Facilities are dependent upon asset type and will typically range from two to three months.

(14)	The contractual interest rate represents two separate CMBS investments and ranges from one-month LIBOR plus 1.50% to 1.60%.
The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2016 (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Credit Facilities
October 1 to December 31, 2016	$34,181	$—	$16,200	$17,981
Years Ending December 31:
2017	—	—	—	—
2018	220,620	—	—	220,620
2019	85,100	—	—	85,100
2020	12,464	—	12,464	—
Thereafter	424,028	64,882	359,146	—
Total	$776,393	$64,882	$387,810	$323,701
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
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal amount. NorthStar Realty contributed three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. The Company accounts for such loans transferred by NorthStar Realty, as loan collateral receivable, related party. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% with a current weighted average coupon of LIBOR plus 2.97%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company. As of September 30, 2016 the principal amount of the loans contributed by NorthStar Realty was $52.7 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2016, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of September 30, 2016, the Company had $484.9 million carrying value of CRE debt investments financed with $305.7 million under the Term Loan Facilities.
CMBS Credit Facilities
For the period from September 2012 through June 2016, the Company entered into five master repurchase agreements (collectively the “CMBS Facilities”) to finance CMBS investments. The CMBS Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of September 30, 2016, the Company had $26.5 million carrying value of CRE securities, financed with $18.0 million under its CMBS Facilities.

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
Reimbursements to Advisor
Operating Costs
The Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor updates the board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and nine months ended September 30, 2016 and 2015 and the amount due to related party as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of(1)
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	September 30, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees- related party	$5,410	$5,906	$16,318	$18,303	$—	$—
Acquisition(2)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	165	451	2,889	451	—	—
Disposition(2)	Real estate debt investments, net / Asset management and other fees - related party	1,179	626	3,510	1,862	335	—
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	2,961	3,681	10,127	10,058	—	—
Total		$9,715	$10,664	$32,844	$30,674	$335	$—
____________________________________________________

(1)	As of September 30, 2016, the balance is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2016, the Advisor waived $0.8 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of September 30, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $6.7 million that remain eligible to allocate to the Company.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction (“PE Investment IIB”) from a company managed by the Sponsor, NorthStar Realty. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, the Company will be responsible for 29.0% of the Deferred Amount, or $85.7 million as of September 30, 2016.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2016, the Company’s independent and non-management directors were granted a total of 101,204 shares of restricted common stock for an aggregate $1.0 million, based on the share price on the date of each grant. The restricted stock granted prior to 2013 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2013 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $56,250 and $36,563 for the three months ended September 30, 2016 and 2015, respectively, and $134,528 and $140,342 for the nine months ended September 30, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 26,114 and 17,687, as of September 30, 2016 and December 31, 2015, respectively.

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
For the nine months ended September 30, 2016, the Company issued 3.4 million shares totaling $33.0 million of proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 4.6 million shares totaling $43.8 million of proceeds pursuant to the DRP. From inception through September 30, 2016, the Company issued 17.2 million shares totaling $163.9 million of proceeds pursuant to the DRP.

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
The following table presents distributions declared for the nine months ended September 30, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,455	$3,746	$8,201
February	4,139	3,504	7,643
March	4,458	3,737	8,195
April	4,358	3,594	7,952
May	4,469	3,698	8,167
June	4,357	3,572	7,929
July	4,542	3,673	8,215
August	4,526	3,657	8,183
September	4,414	3,528	7,942
Total	$39,718	$32,709	$72,427
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (as amended, the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the nine months ended September 30, 2016, the Company repurchased 3.0 million shares of common stock for a total of $29.0 million or a price of $9.55 per share. For the year ended December 31, 2015, the Company repurchased 1.7 million shares of common stock for a total of $16.5 million or a weighted average price of $9.63 per share. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of September 30, 2016, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2016 and 2015 was a de minimis amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to other non-controlling interest for the three months ended September 30, 2016 was $0.2 million and net income for the nine months ended September 30, 2016 was $0.1 million. Net loss attributable to the other non-controlling interests for the three and nine months ended September 30, 2015 was $0.4 million and $0.1 million, respectively.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2016 (Unaudited)				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$111,427	$111,427	$—	$—	$98,754	$98,754
Real estate securities, available for sale	—	92,015	—	92,015	—	83,622	—	83,622
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2016 (Unaudited)	December 31, 2015
Beginning balance	$98,754	$141,091
Contributions(1)	58,373	10,040
Distributions	(61,243)	(70,487)
Equity in earnings	18,975	30,218
Unrealized gain (loss)	(3,432)	(12,108)
Ending balance	$111,427	$98,754
_____________________________________________________

(1)	Represents initial investments and subsequent contributions.
For the nine months ended September 30, 2016, the Company used discounted cash flow models to quantify Level 3 fair value measurements on a recurring basis. The key unobservable inputs used in this analysis included discount rates which had a weighted average of 16.2% as of September 30, 2016 and includes timing and amount of expected future cash flow. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
As of September 30, 2016 and December 31, 2015, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the three and nine months ended September 30, 2016, the Company recorded an unrealized loss of less than $0.1 million and $3.4 million, respectively, for financial assets for which the fair value option was elected. For the three and nine months ended September 30, 2015, the Company recorded an unrealized loss of $3.8 million and $9.4 million, respectively, for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)				December 31, 2015
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$823,623	(2)	$825,192	$845,886	$995,769	(2)	$997,836	$1,054,743
Real estate securities, available for sale(3)	130,974		92,015	92,015	115,849		83,622	83,622
Financial liabilities:(1)
Securitization bonds payable, net	$64,882		$64,882	$64,233	$185,812		$185,314	$185,387
Mortgage notes payable, net	387,810		384,560	366,348	317,865		316,402	317,138
Credit facilities	323,701		323,701	323,701	318,000		318,000	318,000
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $15.1 million and $43.6 million, as of September 30, 2016 and December 31, 2015, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.
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
The following tables present segment reporting for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Three Months Ended September 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$12,691	$—	$1,955	$—	$14,646
Rental and other income	—	21,843	—	—	21,843
Asset management and other fees - related party	—	—	—	(5,410)	(5,410)
Mortgage notes interest expense	—	(4,552)	—	—	(4,552)
Transaction costs	—	(182)	—	—	(182)
Property operating expenses	—	(10,918)	—	—	(10,918)
General and administrative expenses	(195)	(49)	—	(3,137)	(3,381)
Depreciation and amortization	—	(9,481)	—	—	(9,481)
Unrealized gain (loss) on investments and other	—	(33)	—	—	(33)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	12,496	(3,372)	1,955	(8,547)	2,532
Equity in earnings (losses) of unconsolidated ventures	—	5,575	—	—	5,575
Income tax benefit (expense)	—	(810)	—	—	(810)
Net income (loss)	$12,496	$1,393	$1,955	$(8,547)	$7,297

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended September 30, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$18,163	$—	$1,413	$—	$19,576
Rental and other income	—	14,637	—	—	14,637
Asset management and other fees - related party	—	—	—	(5,906)	(5,906)
Mortgage notes interest expense	—	(3,768)	—	—	(3,768)
Transaction costs	—	—	—	—	—
Property operating expenses	—	(8,087)	—	—	(8,087)
General and administrative expenses	(140)	—	(21)	(3,786)	(3,947)
Depreciation and amortization	—	(12,598)	—	—	(12,598)
Unrealized gain (loss) on investments and other	—	(3,828)	—	—	(3,828)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	18,023	(13,644)	1,392	(9,692)	(3,921)
Equity in earnings (losses) of unconsolidated ventures	1,437	6,696	—	—	8,133
Income tax benefit (expense)	—	1,153	—	—	1,153
Net income (loss)	$19,460	$(5,795)	$1,392	$(9,692)	$5,365

Nine months ended September 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$40,454	$—	$5,402	$—	$45,856
Rental and other income	—	58,330	—	—	58,330
Asset management and other fees - related party	—	—	—	(18,747)	(18,747)
Mortgage notes interest expense	—	(12,895)	—	—	(12,895)
Transaction costs	—	(1,698)	—	(211)	(1,909)
Property operating expenses	—	(27,478)	—	—	(27,478)
General and administrative expenses	(576)	(114)	—	(10,863)	(11,553)
Depreciation and amortization	—	(21,386)	—	—	(21,386)
Unrealized gain (loss) on investments and other	—	(3,432)	—	—	(3,432)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	39,878	(8,673)	5,402	(29,821)	6,786
Equity in earnings (losses) of unconsolidated ventures	672	18,975	—	—	19,647
Income tax benefit (expense)	—	(2,265)	—	—	(2,265)
Net income (loss)	$40,550	$8,037	$5,402	$(29,821)	$24,168

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$54,398	$—	$4,247	$—	$58,645
Rental and other income	—	44,664	—	—	44,664
Asset management and other fees - related party	—	—	—	(18,303)	(18,303)
Mortgage notes interest expense	—	(11,016)	—	—	(11,016)
Transaction costs	(491)	(86)	—	—	(577)
Property operating expenses	—	(22,857)	—	—	(22,857)
General and administrative expenses	(562)	(78)	(46)	(11,157)	(11,843)
Depreciation and amortization	—	(20,115)	—	—	(20,115)
Unrealized gain (loss) on investments and other	—	(9,414)	—	—	(9,414)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	53,345	(18,902)	4,201	(29,460)	9,184
Equity in earnings (losses) of unconsolidated ventures	4,327	23,639	—	—	27,966
Income tax benefit (expense)	—	(366)	—	—	(366)
Net income (loss)	$57,672	$4,371	$4,201	$(29,460)	$36,784
The following table presents total assets by segment as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
September 30, 2016 (Unaudited)	$999,406	$699,658	$97,734	$90,415	$1,887,213
December 31, 2015	1,198,020	525,178	84,887	139,431	1,947,516
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

14.	Subsequent Events
Distribution Reinvestment Plan
From October 1, 2016 through November 4, 2016, the Company issued 0.7 million shares of common stock pursuant to the DRP, raising proceeds of $7.1 million. As of November 4, 2016, 10.0 million shares were available to be issued pursuant to the DRP.
Distributions
On November 9, 2016, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended March 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2016 through November 4, 2016, the Company repurchased 1.3 million shares for a total of $12.4 million or a weighted average price of $9.49 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Commercial Real Estate Debt
In October 2016, the Company upsized its future funding commitments by $17.0 million on a CRE debt investment.
Real Estate Securities Investments
In October 2016, the Company purchased a CMBS with a face value of $10.0 million at a discount of $3.2 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Repayments
Commercial Real Estate Debt
In October 2016, the Company received $97.6 million related to the repayment of a CRE debt investment.
Securitization 2016-1
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior loans of $29.5 million and subordinate mortgage interests of $14.9 million to facilitate the financing of the senior loans into Securitization 2016-1, a securitization financing transaction entered into by NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), a company managed by an affiliate of the Sponsor. The Company transferred the three senior loans at cost to Securitization 2016-1. The Company did not retain any interest in the senior loans and retained the subordinate mortgage interests on an unleveraged basis. The Company will use the proceeds to, among other things, repay borrowings on its term loan facilities.

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
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of September 30, 2016, NSAM has an aggregate of $39.3 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSI Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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

We initially registered to offer up to 100,000,000 shares pursuant to our primary offering to the public, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or DRP, which we refer to collectively as the Offering. In April 2013, our board of directors authorized the reallocation of shares available under our DRP to our Primary Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of an additional registration statement to offer up to 10.0 million shares pursuant to our DRP, we continue to offer DRP shares beyond our Total Primary Offering.
We have raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through November 4, 2016, we have raised an additional $0.2 billion in gross proceeds pursuant to the DRP.
Our Investments
The following table presents our investments as of September 30, 2016, which may be adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 4, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount/Cost(1)	% of Total
CRE Debt	Loans
First mortgage loans(2)	12	$560,330	33.0%
Mezzanine loans(2)	5	109,306	6.4%
Preferred equity interests	1	77,417	4.6%
Total CRE debt	18	747,053	44.0%
Real estate
Operating Real Estate(3)	Properties
Industrial	23	107,131	6.3%
Multi-tenant office	14	319,414	18.8%
Multifamily	2	119,961	7.1%
Student Housing	3	68,436	4.0%
Subtotal	42	614,942	36.2%
PE Investments(2)
PE Investment I	1	41,814	2.5%
PE Investment IIA	1	73,373	4.3%
PE Investment IIB	1	66,354	3.9%
PE Investment III	1	15,570	0.9%
Subtotal	4	197,111	11.6%
Total real estate	46	812,053	47.8%
CRE Securities
CMBS	11	138,664	8.2%
Total CRE securities	11	138,664	8.2%
Total	75	$1,697,770	100.0%
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
Consistent with our investment strategy, a majority of our diversified portfolio is comprised of CRE debt investments and CRE securities. The remainder of the portfolio consists of real estate equity investments, including PE investments.
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
Our Portfolio
As of September 30, 2016, which may be adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 4, 2016, $747.1 million, or 44.0%, of our assets were invested in CRE debt, consisting of 18 loans with an average investment size of $41.5 million. The weighted average extended maturity of our CRE debt portfolio is 4.1 years.
The following table presents a summary of our CRE debt investments as of September 30, 2016, which may be adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 4, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread over LIBOR(3)	Total Unleveraged Current Yield
First mortgage loans	12	$560,330	$549,813	75.0%	15.00%	5.84%	6.11%	91.7%
Mezzanine loans	5	109,306	109,286	14.6%	12.14%	9.29%	11.10%	47.3%
Preferred equity interests(4)	1	77,417	77,417	10.4%	10.00%	—	10.00%	—
Total/Weighted average	18	$747,053	$736,516	100.0%	11.84%	6.12%	7.08%	75.2%
___________________________________________________

(1)	Includes future funding commitments of $28.3 million.

(2)	Based on principal amount.

(3)
Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable. As of November 4, 2016, we had $505.9 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.32%.

(4)	Excludes an $8.6 million proportionate interest in a preferred equity investment owned by a joint venture partner.

The following presents our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount:

Debt Investments by Investments Type

Debt Investments by Property Type	Debt Investments by Geographic Location

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

As of September 30, 2016, which may be adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 4, 2016, $614.9 million, or 36.2%, of our assets were invested in real estate properties and our portfolio was 92% occupied. The following table presents our real estate property investments as of September 30, 2016, which may be adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 4, 2016 (refer to the below and “Recent Developments”) (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Capacity		Amount(1)
Multi-tenant office(2)	3	14	1,878,968	square feet	$319,414
Multifamily	2	2	1,422	units	119,961
Industrial	1	23	2,077,743	square feet	107,131
Student Housing	1	3	2,166	beds	68,436
Total	7	42			$614,942
_____________________________________________

(1)	Based on cost which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes REO of $67.5 million.
Private Equity Investments
Our real estate equity investment strategy includes PE Investments. We classify our PE Investments as equity investments since the underlying collateral in the funds is primarily real estate. We believe the investments provide diversity and have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests. As of September 30, 2016, which may be adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 4, 2016, $197.1 million, or 11.6%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in millions):

				Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Fair Value(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions
PE Investment I(4)	49	26	$41.8	$14,100	42.5%	$0.5
PE Investment IIA(5)(6)	24	15	73.4	17,500	35.7%	—
PE Investment IIB(6)	24	15	66.3	17,500	35.7%	—
PE Investment III(7)	2	1	15.6	1,000	—	—
			$197.1			$0.5
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2016, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Includes the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	We, together with NorthStar Realty, have an ownership interest in PE Investment I of 51.0%, of which we own 29.5% and NorthStar Realty owns 70.5%.

(5)
We, NorthStar Realty and funds managed by Goldman Sachs Asset Management each had an initial ownership interest in PE Investment IIA of 15.0%, 70.0% and 15.0%, respectively. PE Investment IIA paid an initial amount of $504.8 million and will pay the remaining $411.4 million, or 45.0% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of September 30, 2016, our share of the Deferred Amount was $44.3 million.

(6)
In February 2016, we purchased an additional 14.0% of NorthStar Realty’s interest in PE Investment IIA. We acquired PE Investment IIB for $26.5 million based on a net asset value, or NAV, of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. This add-on investment increased our total ownership in PE Investment II from 15.0% to 29.0% and as of September 30, 2016, we are responsible for 29.0% of the Deferred Amount, or $85.7 million.

(7)
In March 2016, we acquired PE Investment III for $15.1 million based on a NAV of March 31, 2015, adjusted for contributions and distributions from such date. At the time of closing, we paid $4.2 million, net of a $1.8 million deposit for a total of $6.0 million, or 40% of the purchase price adjusted for contributions and distributions. The remaining portion of the Deferred Purchase Price, or approximately $8.9 million, will be paid in two installments on December 31, 2016 and December 31, 2017.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Distributions	Contributions(1)	Net
PE Investment I
Three Months Ended September 30, 2016	$2.1	$5.8	$7.9	$—	$7.9
Nine Months Ended September 30, 2016	7.8	20.2	28.0	0.2	27.8
February 15, 2013 to September 30, 2016(2)	73.0	92.5	165.5	10.2	155.3

PE Investment IIA
Three Months Ended September 30, 2016	$1.4	$4.0	$5.4	$—	$5.4
Nine Months Ended September 30, 2016	4.7	12.2	16.9	7.8	9.1
July 3, 2013 to September 30, 2016(2)	32.9	66.8	99.7	20.7	79.0

PE Investment IIB
Three Months Ended September 30, 2016	$1.8	$3.2	$5.0	$—	$5.0
Nine Months Ended September 30, 2016	5.5	8.8	14.3	33.9	(19.6)
February 9, 2016 to September 30, 2016(2)	5.5	8.8	14.3	33.9	(19.6)

PE Investment III
Three Months Ended September 30, 2016	$0.3	$—	$0.1	$—	$0.1
Nine Months Ended September 30, 2016	1.0	1.0	2.0	16.5	(14.5)
March 30, 2016 to September 30, 2016(2)	1.0	1.0	2.0	16.5	(14.5)

______________________________________________________________

(1)	Represents initial investments and subsequent contributions.

(2)	Represents activity from the respective initial closing date through September 30, 2016.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of June 30, 2016:

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
As of September 30, 2016, which may be adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 4, 2016, $138.7 million, or 8.2%, of our assets were invested in CRE securities and consisted of eleven CMBS investments purchased at an aggregate $65.1 million discount to par and our average investment size was $12.6 million. As of November 4, 2016, the weighted average expected maturity of our CMBS was 6.8 years.

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
Outlook and Recent Trends
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy has continued to show strength throughout 2016 with approximately 5% unemployment and positive trends in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow gross domestic product and global growth, the U.S. Presidential election and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and the Federal Reserve is signaling that it may further adjust the Federal Funds Rate in 2016, especially in light of certain global events described below.
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies, especially European markets, the U.K.’s economy and the British Pound Sterling which has continued to devalue. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for a potential March 2017 start to “Brexit” and the long-term impacts to the global, European and British economies. Sovereign banks have been actively easing monetary policy resulting in sustained low-to-negative interest rate environments, while several key global economies, including England, Germany and Japan, have recently reached positive interest rate territory in the benchmark 10-year paper. The Bank of England and other central banks remain poised for further monetary and financial policy action should the U.K.’s economy enter a downturn or as a tool to encourage positive economic growth. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” and other geopolitical or financial unrest may have a significant impact on the overall global economic environment.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive throughout 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that certain markets may be entering the late stage of the current real estate cycle and, in some markets, rent growth and capitalization rate compression has started to slow. One of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced. Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, 2016 private-label CMBS year-to-date is 43% compared to the same period in 2015 and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. Despite non-traditional lenders significantly increasing loan origination volumes, this trend is potentially one symptom that could point to broader difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may lead to a negative impact on the overall real estate market.
Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 36% in 2015. We were able to gain market share with our non-traded REITs during this time, having a 7% market share in 2014 increasing to 13% in 2015. In April 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 55% year-to-date through September 2016 compared to the same period in 2015. Our Sponsor has seen sales and its market share decline in 2016 as a result. However, we anticipate the overall market and opportunity for retail products to improve as it adapts to these changes.

Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by opportunistic sales to maximize value. We believe that our Advisor, and its affiliates, have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. In addition, we believe that such platform, and our Advisor’s and its affiliates’ capabilities, will be strengthened and enhanced as a result of the pending mergers of our Sponsor, Colony and NorthStar Realty as discussed above. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the proceeds from our DRP and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
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
The following table presents our investment activity for the nine months ended September 30, 2016 and from inception through September 30, 2016, adjusted for our acquisitions and commitments through November 4, 2016 (dollars in thousands):

	Nine Months Ended		From Inception Through
	September 30, 2016		November 4, 2016
Investment Type:	Count	Principal Amount/Cost	Count	Principal Amount/Cost(1)
CRE debt	5	$105,850	50	$1,913,805
Operating Real Estate(2)	25	174,624	42	614,942
PE Investments(3)	2	98,224	4	353,684
CRE securities	3	23,664	15	183,175
Total	35	$402,362	111	$3,065,606
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is 48%.

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
Our credit facilities currently include three secured term loan facilities, or our Term Loan Facilities, that provide for an aggregate of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and five CMBS Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full. As of September 30, 2016, we had $64.9 million issued as part of Securitization 2013-1 (as described below), $305.7 million outstanding under our Term Loan Facilities and $18.0 million outstanding under our CMBS Facilities. As of November 4, 2016, we have $308.0 million of available borrowing under our Term Loan Facilities. Refer to “Liquidity and Capital Resources” for further disclosure regarding our securitization financing transactions.
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
As of September 30, 2016, each of our CRE debt investments was performing in accordance with the contractual terms of its governing documents in all material respects. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
We may syndicate a portion of the CRE debt investments that we originate or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, we will no longer recognize the CRE debt investment sold as an asset and will recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of interest income.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2016, we did not have any impaired CRE debt investments.

Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations. As of September 30, 2016, we did not have any impaired operating real estate.
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
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in our consolidated statements of operations. As of September 30, 2016, we did not have any impaired investments in unconsolidated ventures.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment or OTTI as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2016, we did not have any OTTI recorded on our CRE securities.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We concluded that this guidance will not have any impact on our consolidated financial position, results of operations or financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated statement of cash flows.

Results of Operations
Comparison of the Three Months Ended September 30, 2016 to September 30, 2015 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$18,649	$24,621	$(5,972)	(24.3)%
Interest expense	4,003	5,045	(1,042)	(20.7)%
Net interest income	14,646	19,576	(4,930)	(25.2)%

Property and other revenues
Rental and other income	21,843	14,637	7,206	49.2%
Total property and other revenues	21,843	14,637	7,206	49.2%

Expenses
Asset management and other fees - related party	5,410	5,906	(496)	(8.4)%
Mortgage notes interest expense	4,552	3,768	784	20.8%
Transaction costs	182	—	182	100.0%
Property operating expenses	10,918	8,087	2,831	35.0%
General and administrative expenses	3,381	3,947	(566)	(14.3)%
Depreciation and amortization	9,481	12,598	(3,117)	(24.7)%
Total expenses	33,924	34,306	(382)	(1.1)%

Other income (loss)
Unrealized gain (loss) on investments and other	(33)	(3,828)	3,795	(99.1)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,532	(3,921)	6,453	(164.6)%
Equity in earnings (losses) of unconsolidated ventures	5,575	8,133	(2,558)	(31.5)%
Income tax benefit (expense)	(810)	1,153	(1,963)	(170.3)%
Net income (loss)	$7,297	$5,365	$1,932	36.0%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$868,327	$16,895	7.78%	$1,220,518	$23,162	7.59%
CRE securities investments	68,911	1,754	10.18%	51,967	1,459	11.23%
	$937,238	$18,649	7.96%	$1,272,485	$24,621	7.74%
Interest-bearing liabilities:
Securitization bonds payable, net	$73,273	$996	5.44%	$277,542	$2,871	4.14%
Credit facilities	324,907	3,007	3.70%	280,659	2,174	3.10%
	$398,180	$4,003	4.02%	$558,201	$5,045	3.62%
Net interest income		$14,646			$19,576
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
Interest income decreased $6.0 million primarily as a result of the repayment of 12 CRE debt investments and one CRE debt investment where title was transferred via deed-in-lieu to operating real estate, partially offset by the origination of five new CRE debt investments subsequent to September 30, 2015. Interest expense decreased $1.0 million primarily as a result of the repayment of securitization bonds.
Other Revenues
Rental and Other Income
Rental and other income increased $7.2 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016 and REO acquired by taking title in May 2016.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $0.5 million to $5.4 million during the three months ended September 30, 2016 compared to $5.9 million during the three months ended September 30, 2015 primarily as a result of lower invested assets during the period.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $0.8 million primarily as a result of a mortgage note obtained in connection with the acquisition of an operating real estate portfolio in March 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the three months ended September 30, 2016 of $0.2 million are associated with operating real estate equity investments. There were no transaction costs incurred for the three months ended September 30, 2015.
Property Operating Expenses
Property operating expenses increased $2.8 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016 and REO acquired by taking title in May 2016.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased $0.6 million during the three months ended September 30, 2016 as a result of lower operating expenses reimbursed to our Advisor.
Depreciation and Amortization
Depreciation and amortization expense decreased $3.1 million as a result of the final purchase price allocation in the third quarter of 2015 related to the completion of two purchase price allocations for operating real estate acquired in 2015. This decrease was partially offset by a preliminary purchase price allocation related to an operating real estate portfolio acquired in 2016.
Unrealized Gain (Loss) on Investments
For the three months ended September 30, 2016 and 2015, we recorded an unrealized loss of less than $0.1 million and $3.8 million, respectively, related to our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased $2.6 million as a result of a decrease in earnings from PE Investments and the sale of a loan held in a joint venture in January 2016.
Income Tax Benefit (Expense)
For the three months ended September 30, 2016 and 2015, we recorded income tax expense of $0.8 million and benefit of $1.2 million, respectively, related to our PE Investments.
Comparison of the Nine Months Ended September 30, 2016 to September 30, 2015 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$59,006	$74,840	$(15,834)	(21.2)%
Interest expense	13,150	16,195	(3,045)	(18.8)%
Net interest income	45,856	58,645	(12,789)	(21.8)%

Property and other revenues
Rental and other income	58,330	44,664	13,666	30.6%
Total property and other revenues	58,330	44,664	13,666	30.6%

Expenses
Asset management and other fees - related party	18,747	18,303	444	2.4%
Mortgage notes interest expense	12,895	11,016	1,879	17.1%
Transaction costs	1,909	577	1,332	230.8%
Property operating expenses	27,478	22,857	4,621	20.2%
General and administrative expenses	11,553	11,843	(290)	(2.4)%
Depreciation and amortization	21,386	20,115	1,271	6.3%
Total expenses	93,968	84,711	9,257	10.9%

Other income (loss)
Unrealized gain (loss) on investments and other	(3,432)	(9,414)	5,982	(63.5)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	6,786	9,184	(2,398)	(26.1)%
Equity in earnings (losses) of unconsolidated ventures	19,647	27,966	(8,319)	(29.7)%
Income tax benefit (expense)	(2,265)	(366)	(1,899)	518.9%
Net income (loss)	$24,168	$36,784	$(12,616)	(34.3)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Nine Months Ended September 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$916,549	$53,635	7.80%	$1,249,558	$70,462	7.52%
CRE securities investments	66,341	5,371	10.79%	51,663	4,378	11.30%
	$982,890	$59,006	8.00%	$1,301,221	$74,840	7.67%
Interest-bearing liabilities:
Securitization bonds payable, net	$122,415	$4,576	4.98%	$318,829	$9,621	4.02%
Credit facilities	321,679	8,574	3.55%	275,071	6,574	3.19%
	$444,094	$13,150	3.95%	$593,900	$16,195	3.64%
Net interest income		$45,856			$58,645
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
Interest income decreased $15.8 million primarily as a result of the repayment of 12 CRE debt investments and one CRE debt investment where title was transferred via deed-in-lieu to operating real estate, partially offset by the origination of five new CRE debt investments subsequent to September 30, 2015. Interest expense decreased $3.0 million primarily as a result of the repayment of securitization bonds.
Other Revenues
Rental and Other Income
Rental and other income increased $13.7 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016 and REO acquired by taking title in May 2016.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $0.4 million to $18.7 million during the nine months ended September 30, 2016 compared to $18.3 million during the nine months ended September 30, 2015. Although there were lower invested assets period over period, the increase was a result of acquisition and disposition fees incurred during 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $1.9 million primarily as a result of a mortgage note obtained in connection with the acquisition of an operating real estate portfolio in March 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. Transaction costs for the nine months ended September 30, 2016 of $1.9 million are primarily related to the acquisition of an operating real estate portfolio in March 2016. Transaction costs for the nine months ended September 30, 2015 of $0.6 million are associated with debt investments.
Property Operating Expenses
Property operating expenses increased $4.6 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016 and REO acquired by taking title in May 2016.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased $0.3 million during the nine months ended September 30, 2016 as a result of lower operating expenses reimbursed to our Advisor.
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million as a result of the final purchase price allocation in the third quarter of 2015 related to the completion of two purchase price allocations for operating real estate acquired in 2015. This increase was partially offset by a preliminary purchase price allocation related to an operating real estate portfolio acquired in 2016.
Unrealized Gain (Loss) on Investments
For the nine months ended September 30, 2016 and 2015, we recorded an unrealized loss of $3.4 million and $9.4 million, respectively, related to our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased $8.3 million as a result of a decrease in earnings from PE Investments and the sale of a loan held in a joint venture in January 2016.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2016 and 2015, we recorded income tax expense of $2.3 million and $0.4 million, respectively, related to our PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, pay operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP. As of November 4, 2016, we had current investable cash (excluding property level and liquidity requirements) of $115.3 million.
Securitization Financing Transactions
We entered into two securitization financing transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of September 30, 2016, we had $71.0 million carrying value of CRE debt investments financed with $64.9 million of securitization bonds.
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

The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to September 30, 2016 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to September 30, 2016	139,073	549
While our Advisor devotes a significant amount of resources to managing our existing investments, including assets collateralizing Securitization 2013-1, maintaining compliance with these tests is not a certainty.
Credit Facilities
We currently have eight Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and four CMBS Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2017 to October 2018 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates ranging from March 2018 to October 2021. The advance rate and maturity date of our CMBS Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. We are currently in compliance with all of our financial covenants under our Credit Facilities.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of September 30, 2016, our leverage as a percentage of our cost of investments was 48.0%.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2016	2015	Change
Operating activities	$47,328	$71,830	$(24,502)
Investing activities	56,211	116,967	(60,756)
Financing activities	(113,611)	(170,559)	56,948
Net increase (decrease) in cash and cash equivalents	$(10,072)	$18,238	$(28,310)
Nine Months Ended September 30, 2016 Compared to September 30, 2015
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our real estate investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities decreased by $24.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of lower invested assets generating lower net interest income and equity in earnings period over period.
Investing Activities
Our cash flows from investing activities are generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash provided by investing activities decreased by $60.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Cash flows provided by investing activities for the nine months ended September 30, 2016 was primarily a result of CRE debt investment repayments, proceeds from sale of an unconsolidated venture, and distributions from PE Investments, offset by CRE debt investment originations, CMBS purchases, and acquisition of operating real estate. Cash flows provided by investing activities for the nine months ended September 30, 2015 was primarily a result of CRE debt investment repayments and distributions from PE Investments, offset by CRE debt investment originations.
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock, borrowings on credit facilities, and mortgage notes payable, net. Our net cash used in financing activities decreased by $56.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of increased borrowings from our mortgage notes and lower repayments of securitization bonds, partially offset by increased share repurchases.
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
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of net cash flows of us, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
Our Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). A fee paid to our Advisor in connection with the origination or acquisition of CRE debt investments is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. A fee incurred related to an equity investment will generally be expensed as incurred. A fee paid to our Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by our Company’s independent directors, our Advisor receives a disposition fee of 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three and nine months ended September 30, 2016 and 2015 and the amount due to related party as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of(1)
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$5,410	$5,906	$16,318	$18,303	$—	$—
Acquisition(2)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees- related party	165	451	2,889	451	—	—
Disposition(2)	Real estate debt investments, net / Asset management and other fees- related party	1,179	626	3,510	1,862	335	—
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	2,961	3,681	10,127	10,058	—	—
Total		$9,715	$10,664	$32,844	$30,674	$335	$—
______________________________________________________________________________________

(1)	As of September 30, 2016, the balance is included in accounts payable and accrued expenses on our consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through September 30, 2016, our Advisor waived $0.8 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of September 30, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $6.7 million that remain eligible to allocate to us.
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
PE Investment IIB
In February 2016, our board of directors, including all of our independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction from a company managed by our Sponsor, NorthStar Realty, or PE Investment IIB. We

purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing co-investor in the transaction. This increased our total ownership from 15% to 29%. We acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. With this add-on investment, we are responsible for 29% of the Deferred Amount, or $85.7 million as of September 30, 2016.
Recent Developments
Distribution Reinvestment Plan
From October 1, 2016 through November 4, 2016, we issued 0.7 million shares of common stock pursuant to our DRP, raising proceeds of $7.1 million. As of November 4, 2016, 10.0 million shares were available to be issued pursuant to our DRP.
Distributions
On November 9, 2016, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended March 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2016 through November 4, 2016, we repurchased 1.3 million shares for a total of $12.4 million or a weighted average price of $9.49 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Commercial Real Estate Debt
In October 2016, we upsized our future funding commitments by $17.0 million on a CRE debt investment.
Real Estate Securities Investments
In October 2016, we purchased a CMBS with a face value of $10.0 million at a discount of $3.2 million.
Repayments
Commercial Real Estate Debt
In October 2016, we received $97.6 million related to the repayment of a CRE debt investment.
Securitization 2016-1
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior loans of $29.5 million and subordinate mortgage interests of $14.9 million to facilitate the financing of the senior loans into Securitization 2016-1, a securitization financing transaction entered into by NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), a company managed by an affiliate of the Sponsor. We transferred the three senior loans at cost to Securitization 2016-1. We did not retain any interest in the senior loans and retained the subordinate mortgage interests on an unleveraged basis. We will use the proceeds to, among other things, repay borrowings on its term loan facilities.
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
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are generally considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating net asset value, or NAV, since an impairment is taken into account in determining NAV but not in determining MFFO.

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
We typically purchase CMBS at a premium or discount to par value, and in accordance with U.S. GAAP, record the amortization of premium/accretion of the discount to interest income (the “CMBS effective yield”). We believe that reporting the CMBS effective yield in MFFO provides better insight to the expected contractual cash flows and is more consistent with our review of operating performance.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016	2015(1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust Inc. common stockholders	$7,491	$5,773	$24,079	$36,861
Adjustments:
Depreciation and amortization	9,481	12,598	21,386	20,115
Depreciation and amortization related to non-controlling interests	(978)	(989)	(2,172)	(2,001)
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$15,994	$17,382	$43,293	$54,975
Modified funds from operations:
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$15,994	$17,382	$43,293	$54,975
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,011	2,013	3,193	6,253
Amortization of capitalized above/below market leases	250	911	70	911
Acquisition fees and transaction costs on investments	182	—	4,338	577
Straight-line rental (income) loss	(522)	(311)	(1,418)	(1,303)
Unrealized (gain) loss on investments and other	33	3,828	3,432	9,414
Adjustments related to non-controlling interests	(10)	(55)	(89)	(125)
MFFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$16,938	$23,768	$52,819	$70,702
______________________________
(1) Prior periods have been adjusted to conform to current period presentations.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.87, our annualized distribution amount represents an effective current yield of 8.1%. From the commencement of our operations on October 18, 2010 through September 30, 2016, we paid distributions at an annualized distribution rate of $0.80 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2016 and for the year ended December 31, 2015 (dollars in thousands):

	Nine Months Ended September 30, 2016		Year Ended December 31, 2015
Distributions Declared(1)
Cash	$39,718		$51,826
DRP	32,709		43,842
Total	$72,427		$95,668

Sources of Distributions(1)
Funds from Operations(2)	$43,293	60%	$69,008	72%
Offering proceeds	29,134	40%	26,660	28%
Total	$72,427	100%	$95,668	100%

Cash Flow Provided by (Used in) Operations	$47,328		$84,995
__________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through September 30, 2016, we declared distributions of $374.6 million, of which 77% was paid from FFO, 22% was paid from Offering proceeds and 1% was paid from distribution support proceeds. From inception through September 30, 2016, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $60.0 million, of which $4.6 million related to shares purchased by NorthStar Realty pursuant to our Distribution Support Agreement, which terminated in July 2013, and the remainder related to shares issued pursuant to our DRP.

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
As of November 4, 2016, our portfolio is generating a 12.3% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2016, 78.5% of our debt investments were floating rate investments and 59.1% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 2.3% related to the use of our CMBS facilities. As of September 30, 2016, most of our floating-rate investments had LIBOR floors below the current LIBOR rate and our CRE securities were fixed rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $3.7 million annually.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2016, two CRE debt investment contributed more than 10% of interest income.
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
We acquired a portfolio of 23 light industrial assets during the first quarter 2016 and a portfolio of two multi-tenant office buildings through deed in lieu of foreclosure during the second quarter 2016. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. We are in the process of evaluating the existing controls and procedures of the acquired portfolios and, accordingly, we have not assessed the portfolios’ internal control over financial reporting as of September 30, 2016.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering, including our DRP, and we may do so in the future. During the course of our existence, we may not generate sufficient cash flow from operations to fund distributions and, as a result, distributions declared may be paid using proceeds from our DRP. For the nine months ended September 30, 2016, we declared distributions of $72.4 million compared to cash provided by operating activities of $47.3 million with $29.1 million, or 40%, of the distributions declared during this period being paid using proceeds from our DRP. For the year ended December 31, 2015, we declared distributions of $95.7 million compared to cash provided by operating activities of $85.0 million with $26.7 million, or 28%, of the distributions declared during this period being paid using proceeds from our DRP.
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

For the three months ended September 30, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	897,473	$9.50	897,473	(1)
August 1 to August 31	—	—	—	(1)
September 1 to September 30	—	—	—	(1)
Total	897,473	$9.50	897,473
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

As of September 30, 2016, we had no unfulfilled repurchase requests.
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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 (unaudited) and year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.

Date:	November 9, 2016	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer and President

Date:	November 9, 2016	By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer