Form 10-K
period 2016-12-31
NorthStar Real Estate Income Trust, Inc.
filed 2017-03-17
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 120,003,412 shares outstanding as of March 10, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2016 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

•
the impact of our sponsor’s recently completed merger with NorthStar Realty Finance Corp. and Colony Capital, Inc., and whether any of the anticipated benefits to our advisor’s and its affiliates’ platform will be realized in full or at all;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 16. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries, in all cases acting through our external advisor, unless context specifically requires otherwise.
Overview
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may in the future include unsecured real estate investment trust, or REIT debt, collateralized debt obligation, or CDO, notes and other securities. In addition, we may own investments through joint ventures. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. In addition, following the mergers, NSAM J-NSI Ltd, an affiliate of NSAM, or our Advisor, became a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Our Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies our Sponsor and its affiliates may manage in the future, or collectively the Managed Companies, both in the United States and internationally. As of February 28, 2017, our Sponsor had an aggregate of $56.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and the Managed Companies.
Previously, we were managed by an affiliate of NorthStar Realty until June 30, 2014, when it spun-off its asset management business into NSAM. Concurrent with the spin-off our Advisor agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We have raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through March 10, 2017, we have raised an additional $0.2 billion in gross proceeds pursuant to our DRP.
Our Investments
The following table presents our investments as of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017 (refer to the below and “Recent Developments”) (dollars in thousands):

Investment Type:	Count	Principal Amount/Cost(1)	% of Total
CRE Debt	Loans
First mortgage loans(2)(3)	12	$500,753	31.2%
Mezzanine loans(2)	5	77,639	4.8%
Preferred equity interests	1	78,591	4.9%
Total CRE debt	18	656,983	40.9%
Operating Real Estate(4)	Properties
Industrial	23	107,351	6.7%
Multi-tenant office	14	319,414	19.9%
Multifamily	2	120,249	7.5%
Student Housing	3	68,436	4.3%
Total Operating Real Estate	42	615,450	38.4%
PE Investments(2)
PE Investment I	1	31,655	2.0%
PE Investment IIA	1	67,680	4.2%
PE Investment IIB	1	60,692	3.8%
PE Investment III	1	16,236	1.0%
Total PE Investments	4	176,263	11.0%
CRE Securities
CMBS	14	155,194	9.7%
Total CRE securities	14	155,194	9.7%
Total	78	$1,603,890	100.0%
___________________________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes future funding commitments on CRE debt and the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III (as defined below).

(3)	Excludes three senior participations in mortgage loans sold into a securitization financing transaction.

(4)	Includes real estate owned, or REO, of $67.5 million.
For financial information regarding our reportable segments, refer to Note 14. “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
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
Consistent with our investment strategy, a majority of our diversified portfolio is comprised of CRE debt investments and CRE securities. The remainder of the portfolio consists of operating real estate and PE investments.
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
Our Portfolio
As of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017, $657.0 million, or 40.9%, of our assets were invested in CRE debt, consisting of 18 loans with an average investment size of $36.5 million. The weighted average extended maturity of our CRE debt portfolio is 4.4 years.
The following table presents a summary of our CRE debt investments as of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread over LIBOR(3)	Total Unleveraged Current Yield
First mortgage loans(4)	12	$500,753	$495,136	76.2%	15.00%	5.71%	7.28%	91.9%
Mezzanine loans	5	77,639	77,621	11.8%	12.16%	11.00%	12.12%	36.7%
Preferred equity interests(5)	1	78,591	79,008	12.0%	10.00%	—	10.00%	—
Total/Weighted average	18	$656,983	$651,765	100.0%	11.88%	6.02%	8.20%	74.2%
___________________________________________________

(1)	Includes future funding commitments of $6.2 million.

(2)	Based on principal amount.

(3)	As of March 10, 2017, we had $450.4 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.34%.

(4)	Excludes three senior participations in mortgage loans sold into a securitization financing transaction.

(5)	Excludes an $8.7 million proportionate interest in a preferred equity investment owned by a joint venture partner.

The following presents our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount as of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017:

Debt Investments by Investments Type

Debt Investments by Property Type	Debt Investments by Geographic Location

Operating Real Estate
Our operating real estate investment strategy focuses on direct ownership in commercial real estate with an emphasis on properties with stable cash flow, which may be structurally senior to a third-party partner’s equity. In addition, we may own operating real estate investments through joint ventures with one or more partners. As part of our real estate properties strategy, we explore a variety of real estate investments including multi-tenant office, multifamily, student housing and industrial. These properties are typically well-located with strong operating partners and we believe offer both attractive cash flow and returns.

As of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017, $615.5 million, or 38.4%, of our assets were invested in real estate properties and our portfolio was 92% occupied. The following table presents our real estate property investments as of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017 (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Capacity		Amount(1)
Industrial	1	23	2,077,743	square feet	$107,351
Multi-tenant office(2)	3	14	1,878,968	square feet	319,414
Multifamily	2	2	1,422	units	120,249
Student Housing	1	3	2,166	beds	68,436
Total	7	42			$615,450
_____________________________________________

(1)	Based on cost which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	Includes REO of $67.5 million.
Private Equity Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In addition, we may own PE Investments through joint ventures with one or more partners.
As of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017, $176.3 million, or 11.0%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in thousands):

				Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Amount(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions
PE Investment I(4)	49	26	$31,655	$14,100,000	42.5%	$207
PE Investment IIA(5)(6)	24	15	67,680	17,500,000	35.7%	—
PE Investment IIB(6)	—	—	60,692	—	—	—
PE Investment III(7)	2	1	16,236	951,564	—	—
Total	75	42	$176,263	$32,551,564		$207
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of September 30, 2016, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Includes the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	We, together with our Sponsor (as successor to NorthStar Realty), have an ownership interest in PE Investment I of 51.0%, of which we own 29.5% and our Sponsor owns 70.5%.

(5)
We, our Sponsor (as successor to NorthStar Realty) and funds managed by Goldman Sachs Asset Management each had an initial ownership interest in PE Investment IIA of 15.0%, 70.0% and 15.0%, respectively. PE Investment IIA paid an initial amount of $504.8 million and will pay the remaining $411.4 million, or 45.0% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest.

(6)
In February 2016, we purchased an additional 14.0% of our Sponsor’s (as successor to NorthStar Realty) interest in PE Investment IIA. We acquired PE Investment IIB for $26.5 million based on a net asset value, or NAV, of $660.6 million as of September 30, 2015, adjusted for distributions and contributions. This add-on investment increased our total ownership in PE Investment II from 15.0% to 29.0% and as of December 31, 2016, PE Investment IIA and PE Investment IIB are collectively responsible for 29.0% of the Deferred Amount, or $85.7 million.

(7)
In March 2016, we acquired PE Investment III for $15.1 million based on a NAV of March 31, 2015, adjusted for contributions and distributions from such date. At the time of closing, we paid $4.2 million, net of a $1.8 million deposit for a total of $6.0 million, or 40% of the purchase price adjusted for contributions and distributions. In December 2016, $4.5 million of the purchase price (the “Deferred Purchase Price”) was paid down. The remaining Deferred Purchase Price, or $4.5 million, will be paid in December 2017.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Distributions	Contributions(1)	Net
PE Investment I
Year ended December 31, 2016	$9,441	$30,641	$40,082	$415	$39,667
Year ended December 31, 2015	19,462	16,764	36,226	838	35,388
February 15, 2013 to December 31, 2016(1)	74,640	99,443	174,083	129,115	44,968

PE Investment IIA
Year ended December 31, 2016	$5,974	$18,923	$24,897	$8,842	$16,055
Year ended December 31, 2015	10,757	23,505	34,262	9,201	25,061
July 3, 2013 to December 31, 2016(1)	34,207	73,476	107,683	98,727	8,956

PE Investment IIB
February 9, 2016 to December 31, 2016(2)	$6,950	$14,470	$21,420	$33,798	$(12,378)

PE Investment III
March 30, 2016 to December 31, 2016(2)	$1,771	$355	$2,126	$16,591	$(14,465)
______________________________________________________________

(1)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

(2)	Represents activity from the respective initial closing date through December 31, 2016.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of September 30, 2016 (the most recently available information):

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

_________________________________

(1)	Based on individual fund financial statements.
Real Estate Securities
Our CRE securities investments include CMBS and may in the future include unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. Substantially all of our CRE securities have credit ratings assigned by at least one of the major rating agencies (Moody’s Investors Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll).
As of December 31, 2016, adjusted for acquisitions, dispositions, and commitments to purchase and sell through March 10, 2017, $155.2 million, or 9.7%, of our assets were invested in CRE securities and consisted of 14 CMBS investments purchased at an aggregate $77.7 million, or 50.1%, discount to par and our average investment size was $11.1 million. As of March 10, 2017, the weighted average expected maturity of our CMBS was 7.4 years.
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is 45%.
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
Our credit facilities currently include three secured term loan facilities, or our Term Loan Facilities, that provide for an aggregate of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and five CMBS Credit Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full. As of December 31, 2016, we had $39.8 million issued as part of Securitization 2013-1. In January 2017, Securitization 2013-1 was repaid in full.
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of December 31, 2016, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.
As of December 31, 2016, we had $227.0 million outstanding under our Term Loan Facilities and $22.2 million outstanding under our CMBS Credit Facilities. As of March 10, 2017, we have $323.0 million of available borrowing under our Term Loan Facilities.
Refer to “Liquidity and Capital Resources” for further disclosure regarding our financing transactions.
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
As of December 31, 2016, each of our CRE debt investments was performing in accordance with the contractual terms of its governing documents in all material respects. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans From Tax Hikes Act of 2015, or the PATH Act. On June 7, 2016, the Internal Revenue Service, or the IRS, issued temporary Treasury Regulations under the PATH Act, finalized in part in Treasury Regulations issued on January 17, 2017. The PATH Act and the accompanying Treasury Regulations change certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our Prospectus included in our Registration Statement on Form S-3, filed with the SEC on July 2, 2013, relating to sales of our shares pursuant to the DRP. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more taxable REIT subsidiaries, or TRSs, is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Internal Revenue Code Section 562(c)(2).

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

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, a debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

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

◦
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

◦	Effective December 18, 2015, new rules simplified the determination of whether we are a “domestically controlled qualified investment entity.”

◦
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

◦	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.
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
Employees
As of December 31, 2016, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Risks Related to Our Business
Adverse changes in general economic conditions could adversely impact our business, financial condition and results of operations.
Our success is dependent upon general economic conditions in the United States and in the international geographic areas where our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.
Our business is also closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.
Risks Related to Our Advisor
Colony NorthStar, our Sponsor and the parent company of our Advisor, recently completed its previously announced mergers with Colony and NorthStar Realty, which could have an adverse impact on our business.
In January 2017, Colony NorthStar, our Sponsor and the parent company of our Advisor, completed its mergers with Colony and NorthStar Realty, becoming publicly-traded and the successor to NSAM. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our Advisor became a subsidiary of Colony NorthStar.
Uncertainty about the effect of the mergers on employees, clients and business of Colony NorthStar may have an adverse effect on Colony NorthStar and subsequently, us and the other Managed Companies following the mergers. These uncertainties could disrupt Colony NorthStar’s business and impair its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony NorthStar to seek to change existing business relationships, cease doing business with Colony NorthStar or cause potential new clients to delay doing business with Colony NorthStar. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with Colony NorthStar. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar and its affiliates.
Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor or its affiliates’ investment professionals, including Messrs. Thomas J. Barrack, David T. Hamamoto, Richard B. Saltzman, Mark M. Hedstrom, Kevin P. Traenkle, Daniel R. Gilbert, Sujan S. Patel and Robert C. Gatenio, to identify suitable investments. The other Managed Companies also rely on such investment professionals for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the funds available for investment in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our distributions. Therefore, delays in investing proceeds we receive from payoffs or sales of our assets could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our Advisor may acquire assets on our behalf where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Advisor or its affiliates’ investment professionals face competing demands upon their time, including in instances when we have capital ready for investment and consequently we may face delays in execution. Further, the more money we have available for investment, the more difficult it will be to invest the funds promptly and on attractive terms. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall return.
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
We and our Advisor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Advisor or its affiliates’ investment professionals might encounter in allocating investment opportunities among us, our Sponsor and any other Managed Company, however, there is no assurance that the investment allocation policy will continue or successfully eliminate the impact of any such conflicts. Further, following the merger of our Sponsor with Colony and NorthStar Realty, our Sponsor became an internally-managed REIT and, as a result, may compete with us for certain real estate debt investments. In addition, we may be more likely to co-invest in any such opportunities with our Sponsor. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our third-party servicers perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio. Our Advisor and its affiliates depend upon the fees and other compensation or reimbursement of costs that they receive from us and other Managed Companies in connection with the origination, acquisition, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with them could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Barrack, Hamamoto, Saltzman, Hedstrom, Traenkle, Gilbert, Darren J. Tangen, Ronald M. Sanders, Patel, Gatenio and Frank V. Saracino and Jenny B. Neslin, among others, each of whom would be difficult to replace. We cannot assure stockholders that they will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.

Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources. Further, in connection with the mergers in order to achieve anticipated synergies or otherwise during periods of economic retraction, our Sponsor and/or our Advisor may be incented to reduce its personnel and costs, which could have an adverse effect on us.
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
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in recent years and expect that to continue into 2017. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. If such events occur, we may experience lower returns on our investments.

We have no established investment criteria limiting the geographic or industry concentration or investment type of our investments. If our investments are concentrated in a particular region or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, our properties and/or properties underlying our investments may be overly concentrated in certain geographic areas or industries or asset classes and we may experience losses as a result. For example, one of our debt investments representing more than 10% of our interest income in 2016 is secured by shopping malls. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which such investment or our other investments may be concentrated or economic upheaval with respect to a particular asset class could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral or the properties we may acquire, which may in turn limit our ability to make required payments under our financings or refinance such borrowings.
We have no established investment criteria limiting the size of each investment we make in CRE debt, select equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of stockholders’ investment in us could be significantly diminished.
We are not limited in the size of any single investment we may make and certain of our CRE debt, select equity and securities investments may represent a significant percentage of our assets. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of stockholders’ investment in us being diminished.
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
The success of our origination or acquisition of investments significantly depends on the financial stability of the borrowers and tenants underlying such investments. The inability of a single major borrower or tenant, or a number of smaller borrowers or tenants, to meet their payment obligations could result in reduced revenue or losses. In particular, for the year ended December 31, 2016, two of our debt investments each accounted for more than 10% of our interest income during that period. A failure of the borrowers to make required interest payments to us could materially reduce our revenues and result in losses.
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
We currently have, and may in the future enter into, joint ventures with third parties, affiliates of our Advisor and other Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:

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

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity;

•	our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; and

•	to the extent we partner with other Managed Companies, our Sponsor may have conflicts of interest that may not be resolved in our favor.
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
As of December 31, 2016, $176.3 million of our assets were invested in PE Investments. The success of our PE Investments in general is subject to a variety of risks, including, without limitation, risks related to: (i) the quality of the management of the portfolio funds in which we invest and the ability of such management to successfully select investment opportunities; (ii) general economic conditions; and (iii) the ability of the portfolio funds and, if applicable, us, to liquidate investments on favorable terms or at all. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (a) the agreed upon NAV does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (b) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (c) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of our investment. Furthermore, the timing in which we will realize proceeds, if any, from our PE Investments could differ materially from expectations and our actual yield could be substantially lower than our assumed yield. There can be no assurance that the management team of a portfolio fund or any successor will be able to operate the portfolio fund in accordance with our expectations or that we will be able to recover on our investments. In addition, investments in a real estate private equity fund generally will entail the payment of certain expenses, plus management fees and carried interest to the general partner or investment manager of the fund, which are in addition to the fees and expenses incurred directly by us. In certain cases, as a result of our Sponsor’s recently completed merger with Colony, the general partner or investment manager of the fund may be our Sponsor. Such fees and expenses reduce our returns. Furthermore, we have and may continue to acquire PE Investments as co-investments with our Sponsor or other Managed Companies, which increases the likelihood that our Advisor could have conflicts of interest with that company.
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
As of December 31, 2016, our PE Investments have a weighted average life of approximately 1.6 years based on our projections and assumptions. Because these PE Investments are short-lived, we may be unable to reinvest the distributions received from the portfolio funds in investments with similar returns, which could adversely impact our performance.
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
We may change our targeted investments and investment guidelines without stockholder consent and make riskier investments.
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
We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for us has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity were severely disrupted during the recession that began in 2008. While there have been improvements from that recession, increasing concerns over diminished economic growth, inflation and worldwide economic conditions have recently resulted in a significant deterioration in the markets, and our access to the capital markets could be limited in the future. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. If we cannot obtain sufficient debt and equity capital on acceptable terms, our ability to grow our business, operate and make distributions to stockholders could be severely impacted.
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
Our operating results depend in large part on differences between the income from our assets less our operating costs, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may adversely influence our net income. Increases in these rates may decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
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
While we have and may continue to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Furthermore, the cost of borrowings may increase substantially if lenders view us as having increased credit risk during periods of market distress. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have three Term Loan Facilities that provide for an aggregate of up to $550.0 million to finance loan originations and three CMBS Credit Facilities to finance the acquisition of CMBS. As of December 31, 2016, we have $323.0 million of available borrowings under our Term Loan Facilities and $22.2 million borrowings outstanding under our CMBS Credit Facilities. We may obtain additional facilities and increase our lines of credit on existing facilities in the future.
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

We may also seek securitization financing transactions with respect to some of our investments, but we may be unable to do so on favorable terms, if at all. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.
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
We finance certain of our CRE investments through the use of repurchase agreements with one or more financial institutions. Obligations under certain repurchase agreements could be recourse obligations to us and any default thereunder could result in margin calls and further force a liquidation of assets at times when the pricing may be unfavorable to us. Our default under such repurchase agreements could negatively impact our business, liquidity and financial condition.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Our credit facilities contain financial covenants, including a minimum unrestricted cash covenant. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
As of December 31, 2016, our real estate portfolio had $396.6 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
We historically accessed the securitization markets to finance our CRE debt investments with non-recourse, non-mark to market, permanent financing which were structured as a CMBS. In November 2012, August 2013 and November 2016, we entered into or participated in securitization financing transactions, however, we may be unable to complete similar transactions in the future due to several factors, including decreased liquidity in the CRE market. If we are unsuccessful in accessing this market, we may be exposed to less favorable financing terms, if any, which could adversely affect our business.

If we breach representations or warranties that we made in our securitization financing transaction, our financial condition could be harmed.
In November 2016, we entered into a securitization financing transaction, in which a subsidiary of ours made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties or a defect in the documentation of any of the contributed assets, which breach or defect materially and adversely affects the value of the subject contributed asset, then we will be required to either cure the breach, repurchase the affected contributed asset from the issuing entity, replace the affected contributed asset with another asset or make a loss of value payment, as the case may be. Any such loss could be material and have an adverse effect on our financial condition.
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
Because our Sponsor is a publicly-traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor or other Managed Companies that are publicly traded, such as NorthStar Realty Europe Corp. (NYSE: NRE), could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. Recently, our Sponsor completed a merger which combined NSAM, Colony Capital and NorthStar Realty into Colony NorthStar, and a failure to achieve the anticipated benefits of the merger or integrate effectively may disrupt our operations and potentially harm our business. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor, our Advisor and their respective affiliates could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, our Sponsor has not purchased any shares of our common stock and has no obligation to do so in the future. In addition, as of December 31, 2016, our Sponsor has only invested $5.8 million in us through the purchase by its subsidiary (previously a subsidiary of NorthStar Realty) of 645,847 shares of our common stock including amounts related to its obligation under the distribution support agreement with us that terminated in connection with the completion of our initial public offering. As a result, our Sponsor has minimal exposure to loss in the value of our shares. Without greater exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
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
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in one or more future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv)  issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (v) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests, including additional shares issued pursuant to our DRP, stockholders’ percentage ownership interest in us will be diluted, unless they participate in these stock issuances. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
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
Our board of directors determined an estimated value per share of $9.87 for our shares of common stock as of December 31, 2015. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.
In April 2016, our board of directors approved and established an estimated value per share of $9.87 for our common stock as of December 31, 2015. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount. In connection with its determination of the estimated value of our shares of common stock, our board of directors also determined that, effective April 1, 2016, distributions may be reinvested in shares of our common stock pursuant to the DRP at a price of $9.87 per share, which is equal to the estimated value per share, and the price paid for shares redeemed under the Share Repurchase Program will be $9.87 per share.
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

The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes in market interest rates for commercial real estate debt investments, changes to commercial real estate values, changes in capitalization rates, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or in compliance with ERISA guidelines with respect to their reporting requirements.
The terms of our Share Repurchase Program require us to repurchase shares at a price of $9.87 per share, which is equal to the estimated value per share of our common stock as of December 31, 2015. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The terms of our Share Repurchase Program require us to repurchase shares at a price of $9.87 per share, which is equal to the estimated value per share of our common stock as of December 31, 2015. The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares decrease due to market or other conditions, the price at which we repurchase our shares pursuant to our Share Repurchase Program might reflect a premium to NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The current price for shares under our DRP may exceed the book value of our shares.
We are currently issuing shares in our DRP at a purchase price of $9.87 per share, which is equal to the estimated value per share of our common stock as of December 31, 2015. The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares increases due to market or other conditions, the price at which we sell in our DRP might reflect a premium to book value. If the actual book value of our shares is less than the price paid to purchase shares in our DRP, such purchases would be immediately dilutive for DRP participants.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions and we may not generate sufficient cash flow from operations to fund distributions. For the year ended December 31, 2016, we declared distributions of $96.7 million compared to cash flow provided by operations of $60.8 million, representing approximately 63% of such distributions declared. During this period, the remaining 37% of distributions declared were paid using proceeds from our DRP. During our initial public offering, pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceeded our MFFO, an affiliate of our Sponsor (previously a subsidiary of NorthStar Realty) purchased $4.6 million of shares of our common stock at $9.00 per share to provide additional cash to support distributions to stockholders. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our distribution support agreement expired in July 2013. We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and stockholders’ overall return may be reduced.
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
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with a Managed Company, which may result in certain conflicts of interest. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
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
Risks Related to Conflicts of Interest
The fees we pay to our Advisor and its affiliates in connection with the origination, acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor and its affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

Our organizational documents do not prevent us from buying assets from or selling assets to the Sponsor or another Managed Company or from paying our Advisor an acquisition fee or a disposition fee related to such a purchase or sale.
If we buy an asset from or sell an asset to the Sponsor or another Managed Company, our organizational documents would not prohibit us from paying our Advisor an acquisition fee or a disposition fee, as applicable. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than us or the Sponsor or one of the other Managed Companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a purchase or sale of assets among the Sponsor or the Managed Companies. As a result, our Advisor may earn an acquisition or disposition fee despite the transaction not being the most favorable to us or stockholders.
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
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of our Sponsor’s other managed companies. Our Advisor and its affiliates receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s investment committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;

•	future public offerings of equity by us, which may entitle the Dealer Manager to dealer manager fees and will likely entitle our Advisor to increased acquisition fees and asset management fees;

•
originations and acquisitions of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from the other Managed Companies, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

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
The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. In addition, the Special Unit Holder, an affiliate of our Advisor, may be entitled to certain distributions subject to our stockholders receiving an 8.0% cumulative, non-compounded annual pre-tax return. This may influence our Advisor and its affiliates’ key professionals to recommend riskier transactions to us.
In addition to the management fees we pay to our Advisor, we reimburse our Advisor for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor and its affiliates and these costs and expenses may be substantial.
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates can be substantial. However, there is no reimbursement for personnel costs related to executive officers, although there may be reimbursement for certain executive officers of our Advisor. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended

December 31, 2016, our Advisor allocated $12.7 million in costs and expenses to us. Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Barrack, Hamamoto, Saltzman, Hedstrom, Traenkle, Gilbert, Tangen, Sanders, Patel, Gatenio and Saracino and Ms. Neslin are also executive officers of our Sponsor and/or certain other Managed Companies. As a result of their interests in other Colony NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other Managed Companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Advisor’s and its affiliates’ key investment professionals who perform services for us face conflicts of interest related to their positions and interests in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
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
We rely on our Advisor’s or its affiliates’ investment professionals to identify suitable investment opportunities for our company as well as the other Managed Companies. Our investment strategy may be similar to that of, and may overlap with, the investment strategies of the other Managed Companies, as well as other companies, funds or vehicles that may be co-sponsored, co-branded and co-founded by, or subject to a strategic relationship between, our Sponsor or one of its affiliates, on the one hand, and a strategic or joint venture partner of our Sponsor, or a partner, on the other, which we refer to collectively as the Strategic Vehicles. Therefore, many investment opportunities sourced by our Advisor or its affiliates or one or more of the partners that are suitable for us may also be suitable for other Managed Companies and/or Strategic Vehicles.
Our Advisor and its affiliates may allocate investment opportunities sourced by a partner directly to the associated Strategic Vehicle or, as applicable, among multiple associated Strategic Vehicles on a rotating basis, which we refer to as a Special Allocation. For all investment opportunities other than Special Allocations, our Advisor and its affiliates will allocate, in their sole discretion, each investment opportunity to one or more of the Managed Companies, including us, and, as applicable, Strategic Vehicles or our Sponsor, for which such investment opportunity is most suitable. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Advisor and its affiliates may consider include, without limitation, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the Managed Company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a Strategic Vehicle has received a Special Allocation.
A dedicated mandate may cause certain Managed Companies to have priority over other Managed Companies (including us) with respect to specific investment opportunities. A priority right may result in fewer of such investment opportunities being made available to us to the extent they are within our investment strategy.
If, after consideration of the relevant factors, our Advisor and its affiliates determine that an investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one Managed Company, including us, and/or a Strategic Vehicle to co-invest in a particular investment. In discharging their duties under the investment allocation, our Advisor and its affiliates endeavor to allocate all investment opportunities among the Managed Companies, the Strategic Vehicles and our Sponsor in a manner that is fair and equitable over time.
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
The decision of how any potential investment should be allocated among us and other Managed Companies or Strategic Vehicles for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
In addition, subject to compliance with Investment Advisers Act of 1940 rules, we may enter into principal transactions with our Advisor or its affiliates or cross-transactions with other Managed Companies or Strategic Vehicles. For certain cross-transactions, our Advisor may receive a fee from us or another Managed Company and conflicts may exist. There is no guarantee that any such transactions will be favorable to us. Because our interests and the interests of Sponsor and our Advisor may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
Further, there are conflicts of interest that arise when our Advisor makes expense allocation determinations, as well as in connection with any fees payable between us and our Advisor. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Advisor’s failure to allocate certain fees and costs to us appropriately.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with our Sponsor.
Our future success depends, to a significant extent, upon the continued services of key personnel of our Sponsor, such as Messrs. Barrack, Hamamoto, Saltzman, Hedstrom, Traenkle, Gilbert, Tangen, Sanders, Patel, Gatenio and Saracino, and Ms. Neslin. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Sponsor, such individual may also no longer serve as one of our executive officers. Any change in our Sponsor’s relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with our Sponsor. The loss of services of certain of our executive officers could harm our business and our prospects.
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
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provided for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. While the U.S. Commodity Futures Trading Commission, or CFTC, has finalized many of these Dodd-Frank Act requirements, many other requirements have not yet taken effect. Interest rate swaps are subject to a mandatory clearing order, which could significantly increase margin requirements, which may undermine the benefit of such hedging because of the increased costs. Additionally, it is currently unknown what impact, if any, the new U.S. Administration will have on the existing rules and regulations of the CFTC or on the Dodd-Frank Act. An inability to efficiently hedge our interest rate risk may have an adverse effect on our business.
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
Certain of our Sponsor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of the Managed Companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or its registration in the Bailiwick of Jersey, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
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
Our charter provides that any tender offer made by a person, including any “mini-tender offer,” must comply with most provisions of Regulation 14D of the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance and no stockholder may transfer any shares to such noncomplying offeror without first offering the shares to us at the tender offer price offered by such noncomplying offeror. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic TRS of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

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
We may hold certain limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT savings provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our real estate property investments are part of our real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our real estate investments as of December 31, 2016 (dollars in thousands):

Location City, State	Square Feet	Number of Properties	Percentage Occupied	Ownership Interest	Type	Lease Expiration Date(1)	Gross Carrying Value(2)	Borrowings Carrying Value
Clemson, SC	204,612	1	98%	80%	Student Housing	Various	$20,036	$12,644
Columbia, SC	234,800	1	99%	80%	Student Housing	Various	23,780	24,485
Farmington Hills, MI	702,130	1	98%	90%	Multifamily	Various	59,666	42,440
Kalamazoo, MI	278,412	1	94%	80%	Student Housing	Various	22,825	15,774
New Orleans, LA	354,988	1	93%	85%	Multifamily	Various	55,508	42,967
St. Louis, MO	892,306	7	89%	95%	Office	Feb-21	116,607	108,595
Warrendale, PA	554,474	5	100%	89%	Office	Sep-23	94,184	77,535
Columbus, OH	2,077,743	23	94%	88%	Industrial	Mar-20	85,870	68,970
Vienna, VA	432,188	2	56%	100%	Office	Jun-20	52,783	—
Total / weighted average	5,731,653	42	92%				$531,259	$393,410
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

As of December 31, 2016, we had no properties with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2016, we had two properties with gross revenues equal to or greater than 10% of our total revenues.
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

PART II.
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
We provide an estimated value per share of our common stock in each annual report distributed to our stockholders, the method by which it was developed and the date of the data used to develop the estimated value to assist broker-dealers in connection with the obligations under FINRA Rule 5110 and to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. On April 7, 2016, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $9.87 as of December 31, 2015, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities as of the Valuation Date. As of the Valuation Date, (1) the estimated value of our CRE debt investments was $1.14 billion, compared with an aggregate outstanding principal balance of $1.10 billion; (2) the estimated value of our CRE equity investments, including the value of our equity-like participations or other ownership interests associated with certain of our CRE debt investments, was $590.6 million, compared with an aggregate initial purchase price, including subsequent capital expenditures, of $429.1 million; (3) the estimated value of our PE Investments was $114.0 million, compared with a carrying value of $98.8 million; and (4) the estimated value of our CRE securities was $86.9 million, compared to a carrying value of $83.6 million. For additional information on the methodology used in calculating our estimated value per share, refer to our Current Report on Form 8-K filed with the SEC on April 8, 2016.
In April 2016, the DRP was amended and restated to provide that, effective on ten days’ notice, the price per share purchased pursuant to the DRP was $9.87, which is equal to the estimated value per share of our common stock as of December 31, 2015, until such time as we establish a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. Prior to the April 2016 amendment, shares issued pursuant to the DRP were priced at 95.0% of our estimated value per share as of October 31, 2014, or $9.52. Prior to 2015, shares issued pursuant to the DRP were priced at $9.50 per share.
The board of directors currently expects that our next estimated value per share will be based upon our assets and liabilities as of December 31, 2016 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish updated estimated values per share annually.
Stockholders
As of March 10, 2017, we had 23,549 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total

2016
First Quarter	$13,052	$10,987	$24,039
Second Quarter	13,184	10,864	24,048
Third Quarter	13,482	10,858	24,340
Fourth Quarter	13,690	10,628	24,318
Total	$53,408	$43,337	$96,745

2015
First Quarter	$12,640	$10,720	$23,360
Second Quarter	12,910	10,882	23,792
Third Quarter	13,107	11,095	24,202
Fourth Quarter	13,169	11,145	24,314
Total	$51,826	$43,842	$95,668

2014
First Quarter	$12,369	$10,338	$22,707
Second Quarter	12,492	10,650	23,142
Third Quarter	12,674	10,885	23,559
Fourth Quarter	12,717	10,997	23,714
Total	$50,252	$42,870	$93,122
________________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under our DRP was $9.50. In connection with its determination of the estimated value of our shares of common stock, and pursuant to our DRP, the board of directors determined that, effective April 1, 2016, distributions may be reinvested in shares of our common stock at a price of $9.87 per share, which is equal to the estimated value per share as of the Valuation Date.
No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from October 18, 2010 through December 31, 2016, we issued 18.2 million shares totaling $174.5 million of gross offering proceeds pursuant to our DRP.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective July 19, 2010, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase

Program will continue until a secondary market develops for our shares or our shares are listed on a national exchange or included for quotation in a national securities market.
For the year ended December 31, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	972,951	$9.57	972,951	(1)
February 1 to February 29	—	—	—
March 1 to March 31	—	—	—
April 1 to April 30	1,169,310	9.57	1,169,310	(1)
May 1 to May 31	—	—	—
June 1 to June 30	—	—	—
July 1 to July 31	897,473	9.50	897,473	(1)
August 1 to August 31	—	—	—
September 1 to September 30	—	—	—
October 1 to October 31	—	—	—
November 1 to November 30	1,309,444	9.49	1,309,444	(1)
December 1 to December 31	—	—	—
Total	4,349,178		4,349,178
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

As of December 31, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2016, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q or annual reports on Form 10-K.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:	(Dollars in thousands, except per share data)
Net interest income	$60,983	$75,132	$81,597	$62,374	$21,302
Rental and other income	78,602	60,394	29,342	1,970	—
Expenses	125,942	112,733	70,341	31,355	6,569
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,211	10,685	52,759	32,989	15,304
Net income (loss)	32,207	45,591	88,953	61,017	15,304
Net income (loss) per share of common stock, basic/diluted	$0.26	$0.38	$0.77	$0.63	$0.44
Distributions declared per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.80

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(Dollars in thousands)
Cash and cash equivalents	$153,039	$127,890	$35,755	$119,595	$213,727
Real estate debt investments, net	745,323	997,836	1,250,023	1,074,773	514,058
Operating real estate, net	488,839	365,327	403,347	125,168	—
Investments in unconsolidated ventures	90,579	157,843	195,860	156,616	—
Real estate securities, available for sale	93,975	83,622	79,636	66,450	29,582

Total assets	$1,768,480	$1,947,516	$2,188,021	$1,831,104	$859,938
Total borrowings	682,328	819,716	996,178	637,752	250,812
Total liabilities	799,355	915,505	1,125,324	825,879	342,192
Total equity	969,125	1,032,011	1,062,697	1,005,225	517,746

	Years Ended December 31,
	2016	2015	2014	2013	2012
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$60,836	$84,995	$93,392	$66,600	$13,367
Investing activities	173,931	257,731	(504,087)	(913,785)	(444,395)
Financing activities	(209,618)	(250,591)	326,855	753,053	590,896

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplemental Data” and risk factors in Part I, Item 1A. “Risk Factors” of this report. References to “we,’’ “us,’’ or “our’’ refer to NorthStar Real Estate Income Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of CMBS, and may in the future include unsecured REIT debt, CDO, notes and other securities. In addition, we may own investments through joint ventures. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. In addition, following the mergers, NSAM J-NSI Ltd, an affiliate of NSAM, or our Advisor, became a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Our Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies our Sponsor and its affiliates may manage in the future, or collectively the Managed Companies, both in the United States and internationally. As of February 28, 2017, our Sponsor had an aggregate of $56.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and the Managed Companies.
Previously, we were managed by an affiliate of NorthStar Realty until June 30, 2014, when it spun-off its asset management business into NSAM. Concurrent with the spin-off our Advisor agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NS Real Estate Income Trust Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
We have raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through March 10, 2017, we have raised an additional $0.2 billion in gross proceeds pursuant to our DRP.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions during 2016, leading to increased levels of consumer confidence early in 2017. Although 2016 GDP growth of 1.6% remained below historical levels, the unemployment rate declined to 4.7% in December and wage levels are experiencing their first significant increases since 2009. Improved macroeconomic conditions have prompted the Federal Reserve to pursue measured interest rates increases, including the second rate increase in nine years in December 2016. The Federal Reserve has indicated that three additional interest rate increases are expected during 2017, further demonstrating its confidence in overall economic conditions.
Despite initial market volatility and uncertainty following the results of the non-binding referendum passed in the United Kingdom supporting the exit from the European Union and the U.S. Presidential election, the U.S. and global financial markets have since rebounded, with major market indices continuing to achieve record levels, including the Dow Jones Industrial Average surpassing 21,000 for the first time ever. In addition, benchmark 10-year interest rates in several key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions following periods of negative interest rates. While many global central banks continue to ease monetary policy to combat low inflation and economic stagnation, increased growth expectations in the United States may result in rising price levels and additional pressure to raise interest rates. The pace of these changes may create volatility in global debt and equity markets as the Federal Reserve seeks to reduce its large balance sheet holdings acquired in response to the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies during 2017.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2016 for income-producing properties drove increased transaction activity, with rent levels, vacancy levels and property prices improving across most property sectors. Private real estate investment remained strong throughout early 2016 as many key markets and property types approached or surpassed their 2007 valuation peaks. Transaction activity slowed in late 2016, however, resulting in a flattening of price appreciation and concern that certain markets may be entering the late stage of the current real estate cycle. In addition, large amounts of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. With CMBS issuance declining 25% in 2016, from $101.0 billion in 2015 to $76.0 billion in 2016, traditional capital sources such as banks and CMBS lenders may lack sufficient lending capacity to absorb the high refinancing demand. As regulatory uncertainty continues to limit CMBS issuance, these developments may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Industry experts estimate a projected total origination volume of approximately $55 billion for 2017, with the shift to non-traditional lenders resulting in higher underwriting standards that may support market stability and a protracted environment of increasing commercial real estate values.
Non-traded REIT capital raising was down approximately 55% year-over-year in 2016, with approximately $4.5 billion in equity raised in direct real estate programs. In April 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline overall capital raising activity. With the new administration in place, additional uncertainty exists with the delay of the implementation of the U.S. Department of Labor’s rule and speculation of a partial or full repeal of the regulation’s orders. Our Sponsor and other market participants continue to develop new products and compensation structures to reflect the changing regulatory landscape and our Sponsor remains focused on broadening the potential market for its retail offerings. We anticipate 2017 to be a transitional year for the non-traded markets, but expect the overall market and opportunity for retail products to improve as it adapts to these changes.
Our Strategy
Our primary business objectives are to originate and acquire real estate-related investments, with a focus on CRE debt that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our CRE debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, we generally require the borrower to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by opportunistic sales to maximize value. We believe that our Advisor, and its affiliates, have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. In addition, we believe that such platform, and our Advisor’s and its affiliates’ capabilities, will be strengthened and enhanced as a result of the mergers of our Sponsor, Colony and NorthStar Realty as discussed above. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the proceeds from our DRP and other financing sources to carry out our primary business objectives of originating and acquiring real estate-related investments.
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. Since the successful completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $550.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Credit Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. The debt investments had previously been financed on our Term Loan Facilities. Our real estate portfolio is financed with long-term, non-recourse mortgage notes.
The following table presents our investment activity for the year ended December 31, 2016 and from inception through December 31, 2016, adjusted for our acquisitions and commitments through March 10, 2017 (dollars in thousands):

	Year Ended		From Inception Through
	December 31, 2016		March 10, 2017
Investment Type:	Count	Principal Amount/Cost	Count	Principal Amount/Cost(1)
CRE debt	6	$142,350	52	$1,945,305
Operating Real Estate(2)	25	174,844	42	615,450
PE Investments(3)	2	98,224	4	353,684
CRE securities	4	33,664	19	204,625
Total	37	$449,082	117	$3,119,064
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Other income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is recognized in the same period as the expenses are incurred.
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations. As of December 31, 2016, 2015, and 2014, the total amount of accelerated amortization within rental and other income and depreciation and amortization expense was de minimis.

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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect all principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2016, we did not have any impaired CRE debt investments.
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations. As of December 31, 2016, we did not have any impaired operating real estate.
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
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in our consolidated statements of operations. As of December 31, 2016, we did not have any impaired investments in unconsolidated ventures.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2016, we did not have any OTTI recorded on our CRE securities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board or FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. We are currently assessing the potential effect of the adoption on our consolidated financial statements and related disclosures, as applicable.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We do not have any equity investments with readily determinable fair value recorded as available-for-sale. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning of December 15, 2017. The amendments in this update will be applied on a prospective basis. We expect that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).

Results of Operations
Comparison of the Year Ended December 31, 2016 to 2015 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Net interest income
Interest income	$77,657	$96,471	$(18,814)	(19.5)%
Interest expense	16,674	21,339	(4,665)	(21.9)%
Net interest income	60,983	75,132	(14,149)	(18.8)%

Property and other revenues
Rental and other income	78,602	60,394	18,208	30.1%
Total property and other revenues	78,602	60,394	18,208	30.1%

Expenses
Asset management and other fees - related party	23,765	23,965	(200)	(0.8)%
Mortgage notes interest expense	17,519	14,832	2,687	18.1%
Transaction costs	1,978	1,344	634	47.2%
Property operating expenses	36,950	31,135	5,815	18.7%
General and administrative expenses	14,503	15,475	(972)	(6.3)%
Depreciation and amortization	31,227	25,982	5,245	20.2%
Total expenses	125,942	112,733	13,209	11.7%

Other income (loss)
Unrealized gain (loss) on investments and other	(3,432)	(12,108)	8,676	(71.7)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,211	10,685	(474)	(4.4)%
Equity in earnings (losses) of unconsolidated ventures	24,963	36,017	(11,054)	(30.7)%
Income tax benefit (expense)	(2,967)	(1,111)	(1,856)	167.1%
Net income (loss)	$32,207	$45,591	$(13,384)	(29.4)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2016 and 2015. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2016			2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$853,421	$70,610	8.27%	$1,167,036	$91,334	7.83%
CRE securities investments	69,361	7,047	10.16%	54,288	5,137	9.46%
	$922,782	$77,657	8.42%	$1,221,324	$96,471	7.90%
Interest-bearing liabilities:
Securitization bonds payable, net	$85,903	$5,237	6.10%	$261,811	$12,212	4.66%
Credit facilities	304,468	11,304	3.71%	287,200	9,127	3.18%
Loan collateral payable, net, related party	5,815	133	2.29%	—	—	—%
	$396,186	$16,674	4.21%	$549,011	$21,339	3.89%
Net interest income		$60,983			$75,132
_____________________________________________

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable, net, credit facilities and loan collateral payable, net, related party. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.
Interest income decreased $18.8 million primarily as a result of a $298.5 million decrease in the average carrying value as a result of the repayment of eight CRE debt investments and one CRE debt investment where title was transferred via deed-in-lieu to operating real estate, partially offset by the origination of six new CRE debt investments during the year ended December 31, 2016. Interest expense decreased $4.7 million primarily as a result of the repayment of securitization bonds.
Other Revenues
Rental and Other Income
Rental and other income increased $18.2 million as a result of the acquisition of an operating real estate portfolio in March 2016 and other real estate properties acquired by taking title in May 2016, as well as improved performance from existing properties.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $0.2 million to $23.8 million during the year ended December 31, 2016 compared to $24.0 million during the year ended December 31, 2015 primarily as a result of lower invested assets during 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $2.7 million primarily as a result of a mortgage note obtained in connection with the acquisition of an operating real estate portfolio in March 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. The increase of $0.6 million is due to the volume of operating real estate equity investments in 2016 compared to 2015, offset by higher debt investment financing activities in 2015.

Property Operating Expenses
Property operating expenses increased $5.8 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016 and other real estate properties acquired by taking title in May 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased $1.0 million during the year ended December 31, 2016 as a result of lower operating expenses reimbursed to our Advisor due to lower average invested assets in 2016 as compared to 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $5.2 million primarily as a result of the acquisition of an operating real estate portfolio in March 2016 and other real estate properties acquired by taking title in May 2016.
Unrealized Gain (Loss) on Investments
For the years ended December 31, 2016 and 2015, we recorded an unrealized loss of $3.4 million and $12.1 million, respectively, related to our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased $11.1 million as a result of a decrease in earnings from PE Investments and the sale of a loan held in a joint venture in January 2016.
Income Tax Benefit (Expense)
For the years ended December 31, 2016 and 2015, we recorded income tax expense of $3.0 million and $1.1 million, respectively, related to our PE Investments.

Comparison of the Year Ended December 31, 2015 to 2014 (Dollars in Thousands):

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2015			2014
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$1,167,036	$91,334	7.83%	$1,209,809	$96,709	7.99%
CRE securities investments	54,288	5,137	9.46%	53,334	5,988	11.23%
	$1,221,324	$96,471	7.90%	$1,263,143	$102,697	8.13%
Interest-bearing liabilities:
Securitization bonds payable, net	$261,811	$12,212	4.66%	$470,286	$15,902	3.38%
Credit facilities	287,200	9,127	3.18%	139,289	5,198	3.73%
	$549,011	$21,339	3.89%	$609,575	$21,100	3.46%
Net interest income		$75,132			$81,597
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
Interest income decreased $6.2 million primarily as a result of a $41.8 million decrease in the average carrying value as a result of the repayments of 23 debt investments, partially offset by the origination of 12 debt investments. Interest expense increased $0.2 million primarily as a result of new borrowings partially offset by the repayment of securitization bonds payable.
Other Revenues
Rental and Other Income
Rental and other income increased $31.1 million primarily as a result of the full year impact of real estate equity investments acquired in 2014.
Expenses
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $0.7 million to $24.0 million during the year ended December 31, 2015 compared to $24.7 million during the year ended December 31, 2014 primarily as a result of decreased acquisition activity in 2015 offset by increased asset management fees as a result of the stabilization of the portfolio.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased $7.1 million primarily as a result of the full year impact of real estate equity investments acquired in 2014.
Transaction Costs
Transaction costs represent expenses such as professional fees associated with new investments. The decrease of $1.4 million is due to the greater volume of real estate equity investments in 2014 compared to 2015 offset by debt investment financing activities.
Property Operating Expenses
Property operating expenses increased $15.7 million primarily as a result of the full year impact of real estate equity investments acquired in 2014.

General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses increased $2.2 million during the year ended December 31, 2015 as a result of higher operating expenses reimbursed to our Advisor due to higher average invested assets in 2015 as compared to 2014.
Depreciation and Amortization
Depreciation and amortization expense increased $19.6 million as a result of the completion of four purchase price allocations of real estate equity investments acquired in 2014.
Realized Gain (Loss) on Investments and Other
In the fourth quarter 2014, we realized a gain of $0.6 million on the sale of a CMBS, which was offset by a loss of $0.2 million from the sale of a mezzanine loan participation in the first quarter 2014.
Unrealized Gain (Loss) on Investments and Other
For the years ended December 31, 2015 and 2014, we recorded an unrealized loss of $12.1 million and an unrealized gain of $11.8 million, respectively, related to our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased $5.7 million as a result of a decrease in earnings from PE Investments.
Income Tax Benefit (Expense)
For the years ended December 31, 2015 and 2014, we recorded income tax expense of $1.1 million and $5.5 million, respectively, related to our PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, pay operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP. As of March 10, 2017, we had current investable cash (excluding property level and liquidity requirements) of $111.2 million.
Securitization Financing Transactions
We entered into two securitization financing transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments that were generally initially financed on our Term Loan Facilities. In January 2015, the outstanding obligations with respect to one of the securitizations were repaid in full. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case. As of December 31, 2016, we had $70.7 million carrying value of CRE debt investments financed with $39.8 million of securitization bonds. In January 2017, Securitization 2013-1 was repaid in full.
Securitization 2013-1
In August 2013, we closed our $531.5 million Securitization 2013-1. We, through our subsidiaries, initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount and NorthStar Realty, through its subsidiaries, transferred three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. We account for such loans transferred by NorthStar Realty, as a loan collateral receivable, related party. Subsequent to the closing of Securitization 2013-1, we contributed four additional CRE debt investments with a $105.5 million aggregate principal balance. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% at a weighted average coupon of LIBOR plus 2.72%. We retained all of the below investment-grade bonds in Securitization 2013-1. The documents that govern Securitization 2013-1 require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test (as defined by each applicable governing document) in order for us to receive regular cash flow distributions and defaults in our CRE debt investments, among other things, can negatively impact the OC and IC tests. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the investment-

grade securitization bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our distributions and affect compliance with REIT requirements.
The following table presents the OC and IC cushion as of the closing date of the transaction and the remittance report dated closest to December 31, 2016 (dollars in thousands):

	OC	IC
Cushion at closing date of transaction	$91,431	$799
Cushion at remittance report dated closest to December 31, 2016	142,838	666
While our Advisor devotes a significant amount of resources to managing our existing investments, including assets collateralizing Securitization 2013-1, maintaining compliance with these tests is not a certainty.
Credit Facilities
We currently have eight Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and five CMBS Credit Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2017 to October 2018 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with final maturity dates ranging from October 2018 to October 2021. The advance rate and maturity date of our CMBS Credit Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of December 31, 2016, we are in compliance with all of our financial covenants under our Credit Facilities.
Secured Borrowing
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II, a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of December 31, 2016, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of December 31, 2016, our leverage as a percentage of our cost of investments was 45.0%.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2016	2015	2014	2016 vs. 2015 Change	2015 vs. 2014 Change
Operating activities	$60,836	$84,995	$93,392	$(24,159)	$(8,397)
Investing activities	173,931	257,731	(504,087)	(83,800)	761,818
Financing activities	(209,618)	(250,591)	326,855	40,973	(577,446)
Net change in cash and cash equivalents	$25,149	$92,135	$(83,840)	$(66,986)	$175,975
Year Ended December 31, 2016 Compared to December 31, 2015
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our real estate investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities decreased by $24.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of lower invested assets generating lower net interest income and equity in earnings, respectively, period over period.
Investing Activities
Our cash flows from investing activities are generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash provided by investing activities decreased by $83.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of an acquisition of operating real estate and increased investment in PE Investments, partially offset by proceeds from sale of an unconsolidated venture.
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock, borrowings on credit facilities, and mortgage notes payable. Our net cash used in financing activities decreased by $41.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of increased borrowing from mortgage notes payable and the repayment of securitization bonds payable, partially offset by decreased borrowings from our credit facilities and increased share repurchases.
Year Ended December 31, 2015 Compared to December 31, 2014
Operating Activities
Our net cash provided by operating activities decreased by $8.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Net cash provided by operating activities related to net interest income and rental income generated from our investments and distributions from PE Investments, partially offset by fees paid to our Advisor for the management of our investments, interest expense on borrowings, payment of property operating expenses and general and administrative expenses.
Investing Activities
Our net cash provided by investing activities increased by $761.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as result of decreased CRE debt investment originations and acquisition of operating real estate activity, partially offset by CMBS purchases.

Financing Activities
Our net cash used in financing activities decreased by $577.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of decreased borrowing from our mortgage notes payable, credit facilities and increased repayment of securitization bonds.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2016 (dollars in thousands):

	Payments Due by Period
		2017	2018-2019	2020-2021
	Total	Less than 1 year	1-3 years(1)	3-5 years(2)	More than 5 years
Securitization bonds payable(3)(4)	$39,762	$—	$—	$—	$39,762
Mortgage notes payable(4)	396,613	—	—	12,411	384,202
Credit facilities(4)	249,156	22,187	205,619	21,350	—
Estimated interest payments(5)	165,372	26,790	43,659	38,101	56,822
Unfunded commitments(6)	35,224	24,268	4,567	1,178	5,211
PE Investments(7)	90,415	34,477	55,938	—	—
Total(8)	$976,542	$107,722	$309,783	$73,040	$485,997
___________________________________

(1)	Total includes $286.1 million and $23.7 million for years ended December 31, 2018 and 2019, respectively.

(2)	Total includes $33.0 million and $40.1 million for years ended December 31, 2020 and 2021, respectively.

(3)	Repaid in full in January 2017.

(4)	Based on the final maturity date.

(5)	Applicable LIBOR rate plus the respective spread as of December 31, 2016 was used to estimate payments for our floating-rate borrowings.

(6)	Includes $17.0 million related to a CRE debt investment which was repaid in full in January 2017.

(7)
Includes an estimated $0.2 million associated with future fundings and the deferred purchase price of $44.3 million, $41.4 million and $4.5 million for PE Investment IIA, PE Investment IIB and PE Investment III, respectively.

(8)
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

Off-Balance Sheet Arrangements
As of December 31, 2016, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5. “Investments in Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment plus any unfunded commitments and our proportionate share of an obligation owed though joint investments.
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

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor for the years ended December 31, 2016 and 2015 and the amount due to related party as of December 31, 2016 and 2015 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of	Year Ended December 31, 2016		Due to Related Party as of(1)
	Financial Statement Location	December 31, 2015	Incurred	Paid	December 31, 2016
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$—	$21,337	$(21,327)	$10
Acquisition(2)	Real estate debt investments, net / Asset management and other fees, related party	—	3,254	(3,214)	40
Disposition(2)	Real estate debt investments, net / Asset management and other fees, related party	—	4,612	(4,612)	—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	—	12,747	(12,729)	18
Total		$—	$41,950	$(41,882)	$68
________________________________________

(1)	The balance is included in accounts payable and accrued expenses on our consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2016, our Advisor waived $0.8 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)
As of December 31, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $9.6 million that remain eligible to allocate to us. For the year ended December 31, 2016, the aggregate amount of fees and all other costs paid to our Advisor was $42.0 million. For the year ended December 31, 2016, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 64.9% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. We did not incur any offering costs for the year ended December 31, 2016.

Type of Fee or Reimbursement		Due to Related Party as of	Year Ended December 31, 2015		Due to Related Party as of
	Financial Statement Location	December 31, 2014	Incurred	Paid	December 31, 2015
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$—	$23,965	$(23,965)	$—
Acquisition(1)	Real estate debt investments, net / Asset management and other fees, related party	—	451	(451)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees, related party	—	3,317	(3,317)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	—	13,116	(13,116)	—
Total		$—	$40,849	$(40,849)	$—
________________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2015, our Advisor waived $0.6 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

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

Securitization 2013-1
In August 2013, we closed Securitization 2013-1. We initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. NorthStar Realty contributed three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. An affiliate of our Sponsor was named special servicer of Securitization 2013-1. As of December 31, 2016, we had $39.8 million outstanding as part of Securitization 2013-1.

PE Investments
In connection with PE Investments, we guaranteed all of our funding obligations that may be due and owed under the governing documents indirectly through an indemnification agreement with NorthStar Realty, which in turn guaranteed the obligations directly to the PE Investment entities. We and NorthStar Realty each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by us and NorthStar Realty. We and NorthStar Realty further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by us or NorthStar Realty, as the case may be. In connection with the mergers, our Sponsor assumed all of NorthStar Realty’s obligations.
PE Investment I
In connection with PE Investment I, we assumed the rights to subscribe to 29.5% of PE Investment I from NorthStar Realty. We and NorthStar Realty contributed cash of $400.1 million, of which we and NorthStar Realty contributed $118.0 million and $282.1 million, respectively. In connection with the mergers, NorthStar Realty’s interests in PE Investment I and its other obligations were assumed by our Sponsor.
PE Investment IIB
In February 2016, our board of directors, including all of our independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction from NorthStar Realty, which following the mergers became a subsidiary of our Sponsor, or PE Investment IIB. We purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased our total ownership from 15% to 29%. We acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of December 31, 2015, adjusted for distributions and contributions. With this add-on investment, PE Investment IIA and PE Investment IIB are collectively responsible for 29% of the Deferred Amount, or $85.7 million as of December 31, 2016.
Secured Borrowing
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II, a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of December 31, 2016, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.
Recent Developments
Distribution Reinvestment Plan
From January 1, 2017 through March 10, 2017, we issued 0.9 million shares of common stock pursuant to our DRP, raising proceeds of $9.3 million. As of March 10, 2017, 8.7 million shares were available to be issued pursuant to our DRP.
Distributions
On March 15, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended June 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

Share Repurchases
From January 1, 2017 through March 10, 2017, we repurchased 1.8 million shares for a total of $17.4 million or a weighted average price of $9.42 per share under a share repurchase program, or our Share Repurchase Program or SRP, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. The shares were repurchased using $9.3 million in cash proceeds from the DRP and $8.1 million in cash available from operations. In accordance with the SRP, our board of directors approved the use of cash available from operations to fund the aggregate amount of repurchases received during the quarter ended December 31, 2016 in excess of the aggregate proceeds received pursuant to the DRP.
New Investments
Commercial Real Estate Debt
In January 2017, we originated a $12.0 million mezzanine CRE debt investment.
Real Estate Securities Investments
From January 1, 2017 through March 10, 2017, we purchased four CMBS investments with an aggregate face value of $21.5 million at an aggregate discount to par of $6.6 million, or 30.7%.
Repayments
Commercial Real Estate Debt
In January 2017, we received $69.8 million related to the repayment of a CRE debt investment.
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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if a triggering event is identified and our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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
We typically purchase CMBS at a premium or discount to par value, and in accordance with U.S. GAAP, record the amortization of premium/accretion of the discount to interest income, which we refer to as the “CMBS effective yield.” We believe that reporting the CMBS effective yield in MFFO provides better insight to the expected contractual cash flows and is more consistent with our review of operating performance.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2016	2015(1)	2014(1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust Inc. common stockholders	$31,952	$45,614	$89,124
Adjustments:
Depreciation and amortization	31,227	25,982	6,427
Depreciation and amortization related to non-controlling interests	(2,893)	(2,588)	(864)
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$60,286	$69,008	$94,687
Modified funds from operations:
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$60,286	$69,008	$94,687
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	4,727	8,537	8,406
Amortization of capitalized above/below market leases	1,150	1,007	—
Acquisition fees and transaction costs on investments	4,408	1,344	5,309
Straight-line rental (income) loss	(1,690)	(1,798)	(199)
Realized (gain) loss on investments and other	—	—	(397)
Unrealized (gain) loss on investments and other	3,432	12,108	(11,764)
Adjustments related to non-controlling interests	(133)	190	(316)
MFFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$72,180	$90,396	$95,726
______________________________

(1)	Prior periods have been adjusted to conform to current period presentations.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.87, our annualized distribution amount represents an effective current yield of 8.1%. From the commencement of our operations on October 18, 2010 through December 31, 2016, we paid distributions at an annualized distribution rate of $0.80 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,
	2016		2015
Distributions Declared(1)
Cash	$53,408		$51,826
DRP	43,337		43,842
Total	$96,745		$95,668

Sources of Distributions(1)
Funds from Operations(2)	$60,286	62%	$69,008	72%
Offering proceeds	36,459	38%	26,660	28%
Total	$96,745	100%	$95,668	100%

Cash Flow Provided by (Used in) Operations	$60,836		$84,995
_________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through December 31, 2016, we declared distributions of $398.9 million, of which 77% was paid from FFO, 22% was paid from Offering proceeds and 1% was paid from distribution support proceeds. From inception through December 31, 2016, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $70.6 million, of which $4.6 million related to shares purchased by an affiliate of our Sponsor (previously a subsidiary of NorthStar Realty), pursuant to our Distribution Support Agreement, which terminated in July 2013, and the remainder related to shares issued pursuant to our DRP.

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
As of March 10, 2017, our portfolio is generating a 11.7% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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

Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of December 31, 2016, 76.6% of our debt investments, including future funding commitments, were floating rate investments and 54.0% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 5.8% related to the use of our CMBS Credit Facilities. As of December 31, 2016, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $4.8 million annually, net of interest expense.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2016, two CRE debt investments each contributed more than 10% of interest income.
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
We have audited the accompanying consolidated balance sheets of NorthStar Real Estate Income Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

March 17, 2017

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$153,039	$127,890
Restricted cash	74,195	75,074
Real estate debt investments, net	745,323	997,836
Operating real estate, net	488,839	365,327
Investments in unconsolidated ventures (refer to Note 5)	90,579	157,843
Real estate securities, available for sale	93,975	83,622
Receivables, net	13,956	48,545
Deferred costs and other assets, net	56,370	37,323
Loan collateral receivable, related party	52,204	54,056
Total assets(1)	$1,768,480	$1,947,516
Liabilities
Securitization bonds payable, net	$39,762	$185,314
Mortgage notes payable, net	393,410	316,402
Credit facilities	249,156	318,000
Accounts payable and accrued expenses (refer to Note 8)	7,930	11,238
Escrow deposits payable	58,453	61,881
Distribution payable	8,192	8,205
Other liabilities	19,191	14,465
Loan collateral payable, net, related party (refer to Note 8)	23,261	—
Total liabilities(1)	799,355	915,505
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 120,903,352 and 120,757,888 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1,209	1,207
Additional paid-in capital	1,080,434	1,078,154
Retained earnings (accumulated deficit)	(151,731)	(86,938)
Accumulated other comprehensive income (loss)	20,175	21,901
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	950,087	1,014,324
Non-controlling interests	19,038	17,687
Total equity	969,125	1,032,011
Total liabilities and equity	$1,768,480	$1,947,516
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of December 31, 2016, the assets and liabilities of the Operating Partnership include $403.0 million and $341.0 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2016	2015	2014
Net interest income
Interest income	$77,657	$96,471	$102,697
Interest expense	16,674	21,339	21,100
Net interest income	60,983	75,132	81,597

Property and other revenues
Rental and other income	78,602	60,394	29,342
Total property and other revenues	78,602	60,394	29,342

Expenses
Asset management and other fees, related party	23,765	23,965	24,676
Mortgage notes interest expense	17,519	14,832	7,763
Transaction costs	1,978	1,344	2,777
Property operating expenses	36,950	31,135	15,433
General and administrative expenses	14,503	15,475	13,265
Depreciation and amortization	31,227	25,982	6,427
Total expenses	125,942	112,733	70,341

Other income (loss)
Realized gain (loss) on investments and other	—	—	397
Unrealized gain (loss) on investments	(3,432)	(12,108)	11,764
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,211	10,685	52,759
Equity in earnings (losses) of unconsolidated ventures	24,963	36,017	41,679
Income tax benefit (expense)	(2,967)	(1,111)	(5,485)
Net income (loss)	32,207	45,591	88,953
Net (income) loss attributable to non-controlling interests	(255)	23	171
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$31,952	$45,614	$89,124
Net income (loss) per share of common stock, basic/diluted	$0.26	$0.38	$0.77
Weighted average number of shares of common stock outstanding, basic/diluted	120,946,177	119,321,920	116,121,313

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$32,207	$45,591	$88,953
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(1,726)	(6,513)	15,370
Total other comprehensive income (loss)	(1,726)	(6,513)	15,370
Comprehensive income (loss)	30,481	39,078	104,323
Comprehensive (income) loss attributable to non-controlling interests	(255)	23	171
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$30,226	$39,101	$104,494

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	114,536	$1,145	$1,019,348	$(32,886)	$13,044	$1,000,651	$4,574	$1,005,225
Non-controlling interests - contributions	—	—	—	—	—	—	15,727	15,727
Non-controlling interests - distributions	—	—	—	—	—	—	(773)	(773)
Proceeds from distribution reinvestment plan	4,493	45	42,614	—	—	42,659	—	42,659
Shares redeemed for cash	(1,193)	(12)	(11,456)	—	—	(11,468)	—	(11,468)
Issuance and amortization of equity-based compensation	11	—	126	—	—	126	—	126
Other comprehensive income (loss)	—	—	—	—	15,370	15,370	—	15,370
Distributions declared	—	—	—	(93,122)	—	(93,122)	—	(93,122)
Net income (loss)	—	—	—	89,124	—	89,124	(171)	88,953
Balance as of December 31, 2014	117,847	$1,178	$1,050,632	$(36,884)	$28,414	$1,043,340	$19,357	$1,062,697
Non-controlling interests - contributions	—	—	—	—	—	—	268	268
Non-controlling interests - distributions	—	—	—	—	—	—	(1,915)	(1,915)
Proceeds from distribution reinvestment plan	4,599	46	43,737	—	—	43,783	—	43,783
Shares redeemed for cash	(1,710)	(17)	(16,447)	—	—	(16,464)	—	(16,464)
Issuance and amortization of equity-based compensation	22	—	232	—	—	232	—	232
Other comprehensive income (loss)	—	—	—	—	(6,513)	(6,513)	—	(6,513)
Distributions declared	—	—	—	(95,668)	—	(95,668)	—	(95,668)
Net income (loss)	—	—	—	45,614	—	45,614	(23)	45,591
Balance as of December 31, 2015	120,758	$1,207	$1,078,154	$(86,938)	$21,901	$1,014,324	$17,687	$1,032,011
Non-controlling interests - contributions	—	—	—	—	—	—	4,473	4,473
Non-controlling interests - distributions	—	—	—	—	—	—	(3,377)	(3,377)
Proceeds from distribution reinvestment plan	4,467	45	43,501	—	—	43,546	—	43,546
Shares redeemed for cash	(4,349)	(43)	(41,412)	—	—	(41,455)	—	(41,455)
Issuance and amortization of equity-based compensation	27	—	191	—	—	191	—	191
Other comprehensive income (loss)	—	—	—	—	(1,726)	(1,726)	—	(1,726)
Distributions declared	—	—	—	(96,745)	—	(96,745)	—	(96,745)
Net income (loss)	—	—	—	31,952	—	31,952	255	32,207
Balance as of December 31, 2016	120,903	$1,209	$1,080,434	$(151,731)	$20,175	$950,087	$19,038	$969,125

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$32,207	$45,591	$88,953
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(24,963)	(36,017)	(41,679)
Depreciation and amortization	31,227	25,982	6,427
Straight-line rental income	(1,690)	(1,798)	(199)
Amortization of capitalized above/below market leases	1,150	1,007	—
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(861)	3,577	2,894
Amortization of deferred financing costs	3,089	3,944	4,261
Interest accretion on investments	(6,408)	(6,505)	(1,318)
Distributions of cumulative earnings from unconsolidated ventures (refer to Note 5)	24,963	31,690	36,194
Realized (gain) loss on investments and other	—	—	(397)
Unrealized (gain) loss on investments and other	3,432	12,108	(11,764)
Amortization of equity-based compensation	191	232	126
Deferred income tax expense	(2,086)	(1,485)	4,020
Changes in assets and liabilities:
Restricted cash	(2,948)	8,165	(2,764)
Receivables, net	4,536	58	4,374
Deferred costs and other assets	(552)	(1,894)	(490)
Due to related party	66	—	(3,076)
Accounts payable and accrued expenses	(1,291)	(47)	5,630
Other liabilities	774	387	2,200
Net cash provided by (used in) operating activities	60,836	84,995	93,392
Cash flows from investing activities:
Origination of real estate debt investments, net	(151,837)	(61,639)	(490,467)
Repayment on real estate debt investments	372,208	287,084	251,631
Proceeds from sale of real estate debt investments	—	—	17,325
Repayment on loan collateral receivable, related party	1,852	23,846	1,193
Acquisition of operating real estate	(103,384)	—	(247,625)
Improvements of operating real estate	(5,649)	(8,700)	(7,818)
Investments in unconsolidated ventures (refer to Note 5)	(55,398)	(10,035)	(52,885)
Proceeds from sale of unconsolidated ventures	59,760	—	4,008
Distributions in excess of cumulative earnings from unconsolidated ventures (refer to Note 5)	63,717	38,107	30,344
Acquisition of real estate securities, available for sale	(20,657)	(10,818)	—
Repayment of real estate securities, available for sale	11,075	806	—
Change in restricted cash	2,244	(920)	(9,793)
Net cash provided by (used in) investing activities	173,931	257,731	(504,087)
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	43,546	43,783	42,659
Shares redeemed for cash	(41,455)	(16,464)	(11,468)
Distributions paid on common stock	(96,758)	(95,470)	(92,896)
Borrowings from mortgage notes	78,952	—	186,550
Repayment of mortgage notes	(204)	(198)	(121)
Borrowings from loan collateral payable, net, related party	24,933	—	—
Borrowings from credit facilities	115,768	55,148	257,798
Repayment of credit facilities	(184,612)	(6,630)	(16,638)
Change in restricted cash	—	—	41,801
Repayment of securitization bonds	(146,049)	(228,073)	(93,475)
Payment of deferred financing costs	(4,835)	(1,040)	(2,309)
Contributions from non-controlling interests	4,473	268	15,727
Distributions to non-controlling interests	(3,377)	(1,915)	(773)
Net cash provided by (used in) financing activities	(209,618)	(250,591)	326,855
Net increase (decrease) in cash and cash equivalents	25,149	92,135	(83,840)
Cash and cash equivalents - beginning of period	127,890	35,755	119,595
Cash and cash equivalents - end of period	$153,039	$127,890	$35,755

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,208	$31,755	$24,148
Cash paid for income taxes	4,307	4,028	3,142
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$3,428	$42,444	$68,298
Distribution payable	8,192	8,205	8,007
Non-cash related to PE Investments (refer to Note 5)	3,270	2,169	2,990
CRE debt investment payoff due from servicer	—	31,750	—
Acquisition of operating real estate / assumption of mortgage notes payable	—	—	29,133
Acquisition of operating real estate / reduction of CRE debt investment(1)	67,493	—	—
Transfer of CRE debt investments / loan collateral payable, net, related party	23,729	—	—
Accrued capital expenditures	—	1,335	—
Reclassification of deferred financing costs to securitization bonds payable	—	389	2,729
Reclassification of deferred financing costs to mortgage notes payable	—	1,950	2,149
Reclassification related to measurement-period adjustment (refer to Note 4)	33,612	—	—
______________________________________________________________

(1)	Non-cash activity in 2016 occurred primarily in connection with taking title to collateral.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Real Estate Income Trust, Inc. (the “Company”) was formed to originate, acquire and asset manage a diversified portfolio of commercial real estate (“CRE”) debt, select equity and securities investments, predominantly in the United States. The Company may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include the Company’s direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds (“PE Investments”). CRE securities primarily consist of commercial mortgage-backed securities (“CMBS”) and may in the future include unsecured real estate investment trust (“REIT”) debt, collateralized debt obligation (“CDO”) notes and other securities. In addition, the Company may own investments through joint ventures. The Company was formed in January 2009 as a Maryland corporation and commenced operations in October 2010. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2010. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as the Company’s sponsor (the “Sponsor”). As a result of the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS”. In addition, following the mergers, NSAM J-NSI Ltd, an affiliate of NSAM (the “Advisor”), became a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
The Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies the Sponsor and its affiliates may manage in the future (collectively the “Managed Companies”), both in the United States and internationally.
Previously, the Company was managed by an affiliate of NorthStar Realty, until June 30, 2014 when it spun-off its asset management business into NSAM. Concurrent with the spin-off, the Advisor agreed to manage the Company’s day-to-day operations on terms substantially similar to those set forth in the Company’s prior advisory agreement with NS Real Estate Income Trust Advisor, LLC (the “Prior Advisor”). References to the Prior Advisor herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are the Prior Advisor and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2016 and December 31, 2015. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of December 31, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through March 10, 2017, the Company has raised an additional $0.2 billion in gross proceeds pursuant to the DRP.

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
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of December 31, 2016 is $354.3 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheet as of December 31, 2016 is $324.4 million collateralized by the real estate assets of the related consolidated VIEs.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, the Company identified unconsolidated VIEs related to its securities investments, PE investments and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2016 (dollars in thousands):

	Total	Maximum Exposure to Loss
Real estate securities, available for sale	$93,975	$93,975
Investments in unconsolidated ventures	16,235	16,235
Real estate debt investments, net(1)	142,723	142,723
Total assets	$252,933	$252,933
_________________________________________

(1)	Includes loan collateral receivable, related party of $52.2 million.
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of December 31, 2016. The Company did not provide financial support to the unconsolidated VIEs during the year ended December 31, 2016. As of December 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Restricted Cash
Restricted cash consists of amounts related to loan origination (escrow deposits) and operating real estate (escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements).
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
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the remaining lease term. As of December 31, 2016, the weighted average amortization period for above-market leases, below-market leases and in-place lease costs is 4.5 years, 5.2 years and 4.8 years, respectively.
Identified intangible assets are recorded in deferred costs and other assets and identified intangible liabilities are recorded in other liabilities on the consolidated balance sheets.
The following table presents identified intangibles as of December 31, 2016 (dollars in thousands):

	December 31, 2016
	Intangible Assets			Intangible Liabilities
	In-place Leases	Above-market Leases	Total	Below-market Leases
Gross amount	$47,016	$14,740	$61,756	$12,554
Accumulated amortization	(15,086)	(5,295)	(20,381)	(4,048)
Total	$31,930	$9,445	$41,375	$8,506

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded amortization of acquired above-market leases, net of acquired below-market leases of $1.2 million and $1.0 million for the years ended December 31, 2016 and December 31, 2015 respectively. There was no amortization of acquired above-market leases, net of acquired below-market leases for the year ended December 31, 2014. Amortization of other intangible assets was $11.5 million and $6.5 million for the years ended December 31, 2016 and December 31, 2015 respectively. There was no amortization of other intangible assets for the year ended December 31, 2014.
The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

Years Ending December 31:	In-place Leases, Net(1)	Above-market Leases, Net(1)	Below-market Leases, Net(1)
2017	$10,734	$3,247	$2,115
2018	6,948	2,205	2,014
2019	4,963	1,594	1,912
2020	2,961	866	672
2021	2,061	611	427
Thereafter	4,263	922	1,366
Total	$31,930	$9,445	$8,506
______________________________________________________

(1)	Identified intangibles will be amortized through periods ending April 2027.

Deferred Costs and Other Assets, Net and Other Liabilities
The following tables present a summary of deferred costs and other assets, net and other liabilities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Deferred costs and other assets, net:
Intangible assets, net(1)	$41,375	$21,149
Deferred commissions and leasing costs	10,287	10,955
Deferred financing costs, net - credit facilities	2,772	2,585
Prepaid expenses	1,386	1,844
Deposits	550	405
Other	—	385
Total	$56,370	$37,323

	December 31,
	2016	2015
Other liabilities:
Intangible liabilities, net(2)	$8,506	$9,624
PE Investments deferred purchase price, net	4,248	—
Prepaid rent and unearned revenue	4,601	2,583
Tenant security deposits	1,433	676
Other	403	1,582
Total	$19,191	$14,465
_________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2016, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Operating Real Estate
Rental and other income from operating real estate is derived from the leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Other income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is recognized in the same period as the expenses are incurred.
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations. As of December 31, 2016, 2015, and 2014, the total amount of accelerated amortization within rental and other income and depreciation and amortization expense was de minimis.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income.  A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2016, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of December 31, 2016, the Company did not have any impaired operating real estate.
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
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations. As of December 31, 2016, the Company did not have any impaired investments in unconsolidated ventures.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2016, the Company did not have any OTTI recorded on its CRE securities.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2010. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has assessed its tax positions for all open tax years, which include 2014 to 2016, and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2016, 2015 and 2014.
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on its undistributed taxable income.
The Company made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in most real estate or non-real estate-related business.
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
For the years ended December 31, 2016, 2015, and 2014, the Company recorded income tax expense of $3.0 million, $1.1 million and $5.5 million, respectively.
Transfers of Financial Assets
Sale accounting for transfers of financial assets requires the transfer of an entire financial asset, a group of financial assets in its entirety or if a component of the financial asset is transferred, that component meets the definition of a participating interest by having characteristics that mirror the original financial asset.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If the Company has any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting would require that the transfer meets the following sale conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by the Company to repurchase or redeem the asset before its maturity, or (b) the unilateral ability by the Company to reclaim the asset and a more than trivial benefit attributable to that

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability, or (c) the transferee requiring the Company to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing. As of December 31, 2016, the carrying value of CRE debt investments that did not meet the requirements of sale accounting was $23.7 million and recorded in real estate debt investments, net with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The Company is currently assessing the potential effect of the adoption on its consolidated financial statements and related disclosures, as applicable.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable fair value recorded as available-for-sale. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company will adopt the new guidance

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning of December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of December 31, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans	13	$570,339	$564,722	74.3%	15.00%	5.80%	7.31%	92.5%
Mezzanine loans	5	109,832	92,814	14.3%	12.16%	9.29%	11.24%	55.3%
Preferred equity interests(5)	1	87,323	87,787	11.4%	10.00%	—%	10.00%	—%
Total/Weighted average	19	$767,494	$745,323	100.0%	11.79%	6.07%	8.12%	76.6%
________________________________________________________

(1)	Includes future funding commitments of $23.2 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $70.7 million for Securitization 2013-1, $364.6 million for term loan facilities and $23.7 million for secured borrowings (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of December 31, 2016, the Company had $531.9 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.34%.

(5)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $78.6 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents maturities of CRE debt investments based on principal amount as of December 31, 2016 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
Years Ending December 31:
2017	308,650	62,350
2018	70,101	30,500
2019	210,901	247,300
2020	—	45,050
2021	87,323	204,452
Thereafter	90,519	177,842
Total	$767,494	$767,494
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of December 31, 2016, the weighted average maturity, including extensions, of CRE debt investments was 4.2 years.
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
As of December 31, 2016, all CRE debt investments were performing in accordance with the contractual terms of their governing documents in all material respects and were categorized as performing loans. There were no CRE debt investments with contractual payments past due as of December 31, 2016 and 2015. For the year ended December 31, 2016, two CRE debt investments each contributed more than 10.0% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net, as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Land and improvements	$96,011	$56,090
Buildings and improvements(1)	430,776	328,012
Furniture, fixtures and equipment	4,472	4,243
Subtotal	$531,259	$388,345
Less: Accumulated depreciation	(42,420)	(23,018)
Operating real estate, net	$488,839	$365,327
____________________________________________________________

(1)	Includes tenant improvements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2016, 2015, and 2014, depreciation expense was $19.4 million, $16.4 million, and $6.4 million, respectively.
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
The following table presents the preliminary allocation of the purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition), if any, for acquisitions in 2016 (dollars in thousands):

Assets:
Land and improvements	$24,807
Buildings and improvements(1)	59,903
Other assets acquired(2)	19,210
Total assets acquired	$103,920
Liabilities:
Mortgage notes payable, net(3)	$67,225
Other liabilities assumed(4)	536
Total liabilities	67,761
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	31,874
Non-controlling interests	4,285
Total equity	36,159
Total liabilities and equity	$103,920
____________________________________________________________

(1)	Includes tenant improvements.

(2)	Primarily in-place lease intangibles, leasing commissions and above-market leases.

(3)	Includes deferred financing costs, net.

(4)	Primarily below-market leases.
During the measurement-period, the Company preliminarily determined that certain allocations of operating real estate acquired should be reclassified to deferred costs and other assets, net and other liabilities. The following table presents the effect of such preliminary purchase price reclassifications on the consolidated balance sheet as of December 31, 2016 (dollars in thousands):

	As Previously Determined(1)	Measurement Period Adjustments	Revised
Operating real estate, net	$103,384	$(18,674)	$84,710
Deferred costs and other intangible assets, net(2)	—	19,210	19,210
Mortgage notes payable, net(3)	67,225	—	67,225
Other liabilities(4)	—	536	536
____________________________________________________________

(1)	Represents the preliminary allocation of the purchase price.

(2)	Primarily in-place lease intangibles, leasing commissions and above-market leases.

(3)	Includes deferred financing costs, net.

(4)	Primarily below-market leases.
During the year ended December 31, 2016, the Company recorded a measurement-period adjustment to earnings of $3.2 million. The table below shows the details of such adjustments:

Decrease in rental and other income(1)	$347
Increase in depreciation and amortization(2)	2,894
Total measurement-period adjustment	$3,241
____________________________________________________________

(1)	Represents amortization of above and below-market leases.

(2)	Represents depreciation of site and tenant improvements and amortization of in-place lease intangibles.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Owned
The following table presents REO acquired by taking title, in connection with a certain CRE debt investment, for the year ended December 31, 2016 that is reported on the Company's consolidated balance sheet in operating real estate, net as of December 31, 2016 (dollars in thousands):

Date	Type	Location	Original Loan Balance	Initial REO Value (1)
May 2016	Office	VA	$67,493	$67,493
____________________________________________________________

(1)	Initial REO value approximates fair value.
The following table presents the preliminary allocation of REO acquired in May 2016 (dollars in thousands):

Assets:
Cash and cash equivalents	$1,845
Land and improvements	15,221
Buildings and improvements(1)	37,334
Other assets acquired(2)	13,736
Total assets acquired	$68,136
Liabilities:
Other liabilities assumed(3)	$643
Total liabilities	643
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	67,493
Total liabilities and equity	$68,136
____________________________________________________________

(1)	Includes tenant improvements.

(2)	Primarily in-place lease intangibles, leasing commissions and above-market leases.

(3)	Primarily below-market leases.
During the measurement-period, the Company preliminarily determined that certain allocations of operating real estate acquired should be reclassified to deferred costs and other assets, net and other liabilities. The following table presents the effect of such preliminary allocation reclassifications on the consolidated balance sheet as of December 31, 2016 (dollars in thousands):

	As Previously Determined(1)	Measurement Period Adjustments	Revised
Cash and cash equivalents	$2,237	$(392)	$1,845
Operating real estate, net	65,256	(12,701)	52,555
Deferred costs and other intangible assets, net(2)	—	13,736	13,736
Other liabilities(3)	—	643	643
____________________________________________________________

(1)	Represents the preliminary allocation.

(2)	Primarily in-place lease intangibles, leasing commissions and above-market leases.

(3)	Primarily below-market leases.
During the year ended December 31, 2016, the Company recorded a measurement-period adjustment to earnings of $3.6 million. The table below shows the details of such adjustments:

Decrease in rental and other income(1)	$646
Increase in depreciation and amortization(2)	2,950
Total measurement-period adjustment	$3,596
____________________________________________________________

(1)	Represents amortization of above and below market leases.

(2)	Represents depreciation of site and tenant improvements and amortization of in place lease intangibles.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. Leases at the Company’s multifamily properties and student housing properties are generally for a term of one year or less and are not reflected in the below table. The following table presents approximate future minimum rental income for the Company’s industrial properties and multi-tenant offices under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2016 (dollars in thousands):

Years Ending December 31:
2017	44,721
2018	37,977
2019	33,585
2020	25,866
2021	20,672
Thereafter	52,782
Total	$215,603
The rental properties owned as of December 31, 2016 are leased under operating leases with current expirations ranging from 2017 to 2027, with certain tenant renewal rights. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases.

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
Summary
The following table summarizes the Company’s PE Investment acquisitions (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions
PE Investment I	February 15, 2013	June 30, 2012	49	$118,035	$207
PE Investment IIA	July 3, 2013	September 30, 2012	24	75,721	—
PE Investment IIB	February 9, 2016	September 30, 2015	—	26,498	—
PE Investment III	March 30, 2016	March 31, 2015	2	23,063	—
Total			75	$243,317	$207
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s PE Investments as of December 31, 2016 (dollars in thousands):

	Carrying Value		Year Ended December 31, 2016			Year Ended December 31, 2015
	December 31,		Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment	2016	2015
PE Investment I(2)	$31,655	$65,313	$9,441	$40,082	$415	$19,462	$36,226	$838
PE Investment IIA	23,360	33,441	5,974	24,897	8,842	10,757	34,262	9,201
PE Investment IIB	19,329	—	6,950	21,420	33,798	—	—	—
PE Investment III	16,235	—	1,771	2,126	16,591	—	—	—
Total	$90,579	$98,754	$24,136	$88,525	$59,646	$30,219	$70,488	$10,039
___________________________________________________________

(1)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

(2)
For PE Investment I, the Company recorded an unrealized loss of $3.4 million and $12.1 million for the years ended December 31, 2016 and 2015, respectively. The Company recorded an unrealized gain of $11.8 million for the year ended December 31, 2014.

PE Investment I
In February 2013, the Company completed the initial closing (“PE I Initial Closing”) of PE Investment I which through a preferred investment owns a portfolio of limited partnership interests in real estate private equity funds managed by institutional-quality sponsors. Pursuant to the terms of the agreement, at the PE I Initial Closing, the full purchase price was funded, excluding future capital commitments. Accordingly, the Company funded $118.0 million and NorthStar Realty, which following the mergers became a subsidiary of the Sponsor, (together with the Company, the “NorthStar Entities”) funded $282.1 million. The NorthStar Entities have an aggregate ownership interest in PE Investment I of 51.0%, of which the Company owns 29.5% and the Sponsor owns 70.5%. Teachers Insurance and Annuity Association of America (the “Class B Partner”) contributed its interests in 49 funds subject to the transaction in exchange for all of the Class B partnership interests in PE Investment I.
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
In connection with the mergers, NorthStar Realty’s interests in PE Investment IIA and its other obligations were assumed by the Sponsor.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment II transaction (“PE Investment IIB”) from NorthStar Realty, which following the mergers became a subsidiary of the Sponsor. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of September 30, 2015, adjusted for distributions and contributions.
With this add-on investment, PE Investment IIA and PE Investment IIB will be responsible for 29.0% of the Deferred Amount. In April 2016, PE Investment IIA and PE Investment IIB collectively paid $15.1 million of the Deferred Amount. As of December 31, 2016, the Company’s 29.0% share of the combined Deferred Amount for PE Investment IIA and PE Investment IIB was $85.7 million. The Deferred Amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB. The Company guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
PE Investment III
In March 2016, the Company acquired 5.5% of PE Investment III for $15.1 million based on a NAV of March 31, 2015 (the “Valuation Date”), adjusted for contributions and distributions from such date. At the time of closing, the Company paid $4.2 million, net of a $1.8 million deposit for a total of $6.0 million, or 40.0% of the purchase price adjusted for contributions and distributions. The remaining portion of the purchase price (the “Deferred Purchase Price”), was partially funded in December 2016 totaling $4.5 million. As of December 31, 2016, the remaining Deferred Purchase Price for PE Investment III recorded in other liabilities was $4.5 million. The remaining portion of the purchase price will be paid on December 31, 2017.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owned 50.0% of the mezzanine loan, of which the Company’s interest in the joint venture was 78.0%. In January 2016, the Company’s participation was sold at par value of $59.8 million. As of December 31, 2015 the carrying value of the investment was $59.1 million. For the years ended December 31, 2016, 2015, and 2014, the Company recognized equity in earnings of $0.8 million, $5.8 million, and $2.8 million, respectively.
Summarized Financial Information
The combined balance sheets for the unconsolidated ventures, including PE Investments and excluding unconsolidated ventures accounted for under the cost method, as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	As of December 31,
	2016	2015
Assets
Total assets	$1,079,828	$1,440,834
Liabilities and equity
Total liabilities	$799,748	$871,892
Total Equity	280,080	568,942
Total liabilities and equity	$1,079,828	$1,440,834
The combined statements of operations for the unconsolidated ventures, including PE Investments and excluding unconsolidated ventures accounted for under the cost method, for the years ended December 31, 2016, 2015 and 2014 are as follows (dollars in thousands):

	Years Ended December 31, (1)
	2016	2015	2014
Total revenues(2)	$201,113	$266,158	$251,398
Net income	36,941	109,543	168,514
___________________________________________________________

(1)	Includes summarized annual financial information for PE Investments on a one quarter lag, which is the most recent financial information available from the underlying funds.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Includes net investment income and unrealized and realized gains and losses for PE Investments.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon(2)
December 31, 2016	11	$138,438	$73,800	$21,616	$(1,441)	$93,975	3.85%	10.78%
December 31, 2015	8	115,849	61,721	22,357	(456)	83,622	4.43%	8.52%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $32.3 million for the CMBS Credit Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded year ended unrealized losses of $1.7 million and $6.5 million in OCI for the years ended December 31, 2016 and 2015, respectively. The Company recorded year ended unrealized gain in OCI for the year ended December 31, 2014 of $15.4 million. As of December 31, 2016, the Company held five securities with an aggregate carrying value of $41.5 million with an unrealized loss of $1.4 million, two of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of December 31, 2016, the weighted average contractual maturity of CRE securities was 32 years with an expected maturity of 6.8 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Borrowings
The following table presents borrowings as of December 31, 2016 and 2015 (dollars in thousands):

						December 31, 2016		December 31, 2015
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization 2013-1		Non-recourse	Aug-29	LIBOR + 5.00%		$39,762	$39,762	$185,812	$185,314

Mortgage notes payable, net
Multifamily 1		Non-recourse	Dec-23	4.84%		43,500	42,967	43,500	42,902
Multifamily 2		Non-recourse	Dec-23	4.94%		43,000	42,440	43,000	42,370
Office 1		Non-recourse	Oct-24	4.47%		108,850	108,595	108,850	108,569
Office 2		Non-recourse	Jan-25	4.30%		77,700	77,535	77,700	77,512
Student housing 1		Non-recourse	Jan-24	5.15%		16,000	15,774	16,000	15,747
Student housing 2(2)		Non-recourse	Dec-20	5.27%		12,411	12,644	12,615	12,907
Student housing 3(3)		Non-recourse	Nov-26	3.98%		24,750	24,485	16,200	16,395
Industrial 1		Non-recourse	Apr-21	LIBOR + 2.50%		70,402	68,970	—	—
Subtotal mortgage notes payable, net						396,613	393,410	317,865	316,402

Term loan facilities
Citibank facility	$150,000	Limited Recourse(4)	Oct-21(5)	LIBOR + 2.63%	(6)	21,350	21,350	108,913	108,913
Deutsche Bank facility	200,000	Limited Recourse(7)	Mar-18(8)	LIBOR + 2.45%	(9)	112,919	112,919	166,697	166,697
Morgan Stanley facility	200,000	Limited Recourse(10)	Oct-18(11)	LIBOR + 2.50%	(12)	92,700	92,700	31,335	31,335
Subtotal term loan facilities	$550,000					226,969	226,969	306,945	306,945

CMBS credit facilities
UBS facility		Recourse	(13)	LIBOR + 1.19%		—	—	6,455	6,455
Morgan Stanley facility		Recourse	(13)	LIBOR + 1.06%		—	—	4,600	4,600
Citibank facility		Recourse	(13)	LIBOR + 1.50%		11,034	11,034	—	—
Merrill Lynch facility		Recourse	(13)	LIBOR + 1.50%		2,989	2,989	—	—
JP Morgan facility		Recourse	(13)	LIBOR + 1.50%		8,164	8,164	—	—
Subtotal CMBS credit facilities						22,187	22,187	11,055	11,055
Subtotal credit facilities						249,156	249,156	318,000	318,000

Loan collateral payable, net, related party
Secured borrowing(14)		Non-recourse	May-19	LIBOR + 3.83%		23,729	23,261	—	—
Total						$709,260	$705,589	$821,677	$819,716
_____________________________________________________

(1)
Difference between principal amount and carrying value of mortgage notes payable, net and loan collateral payable, net, related party is attributable to deferred financing costs, net and premium on a mortgage note payable.

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

(5)
The next maturity date is October 18, 2018, with three, one-year extensions available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(6)	The contractual interest rate depends upon asset type and characteristics. As of December 31, 2016 the rate was one-month LIBOR plus 2.63%.

(7)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans; or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(8)	The next maturity date is March 11, 2017, with a one-year extension available that the Company has exercised, extending maturity to March 11, 2018.

(9)	Represents the weighted average spread as of December 31, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.42% to 2.62%.

(10)	Recourse solely with respect to 25.0% of the financed amount.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	The initial maturity date is October 13, 2018, with one-year extensions available at the Company’s option, which are subject to the approval of the global financial institution.

(12)	Represents the weighted average spread as of December 31, 2016. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.25% to 2.65%.

(13)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from two to three months.

(14)
Represents a secured borrowing financing transaction recorded in loan collateral payable, net, related party in connection with three first mortgage loans recorded in real estate debt investments, net. Refer to discussion below for additional detail.

The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2016 (dollars in thousands):

	Total	Securitization Bonds Payable, Net	Mortgage Notes Payable, Net	Loan collateral payable, net, related party	Credit Facilities
Years Ending December 31:
2017	22,187	—	—	—	22,187
2018	205,619	—	—	—	205,619
2019	23,729	—	—	23,729	—
2020	12,411	—	12,411	—	—
2021	91,752	—	70,402	—	21,350
Thereafter	353,562	39,762	313,800	—	—
Total	$709,260	$39,762	$396,613	$23,729	$249,156
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
Securitization 2013-1
In August 2013, the Company entered into a $531.5 million securitization financing transaction (“Securitization 2013-1”). The Company initially contributed eight CRE debt investments with a $346.1 million aggregate principal amount. Subsequent to the closing of Securitization 2013-1, the Company contributed four additional CRE debt investments with a $105.5 million aggregate principal amount. NorthStar Realty contributed three senior loans with an aggregate principal amount of $79.1 million at cost to Securitization 2013-1. The Company accounts for such loans transferred by NorthStar Realty, as loan collateral receivable, related party. A total of $382.7 million of permanent, non-recourse, non-mark-to-market investment-grade securitization bonds were issued, representing an advance rate of 72.0% with a current weighted average coupon of LIBOR plus 2.97%. The Company retained all of the below investment-grade securitization bonds, which the Company refers to as the Company’s retained equity interest in Securitization 2013-1. The Company used the proceeds to repay $222.7 million of borrowings on its term loan facilities. The collateral is used to service the interest payments on the investment-grade securitization bonds and the Company receives the excess cash flow on its retained equity interest. Securitization 2013-1 is considered a voting interest entity and since the Company has all of the controlling financial interest in Securitization 2013-1, the entity is consolidated by the Company. As of December 31, 2016 the principal amount of the loans contributed by NorthStar Realty was $52.2 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of December 31, 2016, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of December 31, 2016, the Company had $364.6 million carrying value of CRE debt investments financed with $227.0 million under the Term Loan Facilities.
CMBS Credit Facilities
As of December 31, 2016, the Company entered into five master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of December 31, 2016, the Company had $32.3 million carrying value of CRE securities, financed with $22.2 million under its CMBS Credit Facilities.
Secured Borrowing
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of the mortgage loans through a securitization financing transaction entered into by NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), a company managed by an affiliate of the Sponsor. The Company sold three senior participations at cost into the securitization transaction. The Company did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on the Company’s consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information. As of December 31, 2016, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.

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
Acquisition Fee
The Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). A fee paid to the Advisor in connection with the origination or acquisition of CRE debt investments is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. A fee paid to the Advisor in connection with an acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Advisor receives a disposition fee up to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor for the years ended December 31, 2016 and 2015 and the amount due to related party as of December 31, 2016 and 2015 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of	Year Ended December 31, 2016		Due to Related Party as of(1)
	Financial Statement Location	December 31, 2015	Incurred	Paid	December 31, 2016
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$—	$21,337	$(21,327)	$10
Acquisition(2)	Real estate debt investments, net / Asset management and other fees, related party	—	3,254	(3,214)	40
Disposition(2)	Real estate debt investments, net / Asset management and other fees, related party	—	4,612	(4,612)	—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	—	12,747	(12,729)	18
Total		$—	$41,950	$(41,882)	$68
____________________________________________________

(1)	The balance is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2016, the Advisor waived $0.8 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of December 31, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $9.6 million that remain eligible to allocate to the Company.

Type of Fee or Reimbursement		Due to Related Party as of	Year Ended December 31, 2015		Due to Related Party as of
	Financial Statement Location	December 31, 2014	Incurred	Paid	December 31, 2015
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$—	$23,965	$(23,965)	$—
Acquisition(1	Real estate debt investments, net / Asset management and other fees, related party	—	451	(451)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees, related party	—	3,317	(3,317)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	—	13,116	(13,116)	—
Total		$—	$40,849	$(40,849)	$—
____________________________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through December 31, 2015, the Advisor waived $0.6 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)	As of December 31, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $7.9 million that remain eligible to allocate to the Company.
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
PE Investments
In connection with PE Investments, the Company guaranteed all of its funding obligations that may be due and owed under the governing documents indirectly through an indemnification agreement with NorthStar Realty, which in turn guaranteed the

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations directly to the PE Investment entities. The Company and NorthStar Realty each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and NorthStar Realty. The Company and NorthStar Realty further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or NorthStar Realty, as the case may be. In connection with the mergers, the Sponsor assumed all of NorthStar Realty’s obligations.
PE Investment I
In connection with PE Investment I, the Company assumed the rights to subscribe to 29.5% of PE Investment I from NorthStar Realty. The Company and NorthStar Realty contributed cash of $400.1 million, of which the Company and NorthStar Realty contributed $118.0 million and $282.1 million, respectively. In connection with the mergers, NorthStar Realty’s interests in PE Investment I and its other obligations were assumed by the Sponsor.
PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction (“PE Investment IIB”) from NorthStar Realty, which following the mergers became a subsidiary of the Sponsor. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million based on a NAV of $660.6 million as of December 31, 2015, adjusted for distributions and contributions. With this add-on investment, PE Investment IIA and PE Investment IIB are collectively responsible for 29.0% of the Deferred Amount, or $85.7 million as of December 31, 2016.
Secured Borrowing
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of the mortgage loans through a securitization financing transaction entered into by NorthStar Income II, a company managed by an affiliate of the Sponsor. The Company sold three senior participations at cost into the securitization transaction. The Company did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on the Company’s consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information. As of December 31, 2016, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2016, the Company’s independent and non-management directors were granted a total of 101,204 shares of restricted common stock for an aggregate $1.0 million, based on the share price on the date of each grant. The restricted stock granted prior to 2013 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2013 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 20,462, 17,687, and 10,688 as of December 31, 2016, 2015, and 2014, respectively.

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
For the year ended December 31, 2016, the Company issued 4.5 million shares totaling $43.5 million of proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 4.6 million shares totaling $43.8 million of proceeds pursuant to the DRP. From inception through December 31, 2016, the Company issued 18.2 million shares totaling $174.5 million of proceeds pursuant to the DRP.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents distributions declared for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total

2016
First Quarter	$13,052	$10,987	$24,039
Second Quarter	13,184	10,864	24,048
Third Quarter	13,482	10,858	24,340
Fourth Quarter	13,690	10,628	24,318
Total	$53,408	$43,337	$96,745

2015
First Quarter	$12,640	$10,720	$23,360
Second Quarter	12,910	10,882	23,792
Third Quarter	13,107	11,095	24,202
Fourth Quarter	13,169	11,145	24,314
Total	$51,826	$43,842	$95,668

2014
First Quarter	$12,369	$10,338	$22,707
Second Quarter	12,492	10,650	23,142
Third Quarter	12,674	10,885	23,559
Fourth Quarter	12,717	10,997	23,714
Total	$50,252	$42,870	$93,122
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2016, approximately 18% of distributions paid was ordinary income, 6% was capital gain distribution and 76% was a return of capital.

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (as amended, the “Share Repurchase Program” or “SRP”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the year ended December 31, 2016, the Company repurchased 4.3 million shares of common stock for a total of $41.5 million or a weighted average price of $9.53 per share. For the year ended December 31, 2015, the Company repurchased 1.7 million shares of common stock for a total of $16.5 million or a weighted average price of $9.63 per share. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. In accordance with the SRP, the Company’s board of directors approved the use of cash available from operations to fund the aggregate amount of repurchases received during the quarter ended December 31, 2016 in excess of the aggregate proceeds received pursuant to the DRP. As of December 31, 2016, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership and was a de minimis amount for the years ended December 31, 2016, 2015 and 2014.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to other non-controlling interest for the year ended December 31, 2016 was $0.3 million. Net loss attributable to other non-controlling interest for the years ended December 31, 2015 and 2014 was de minimis and $0.2 million, respectively.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjustments and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy. The derivative instruments are recorded within other liabilities on the Company’s balance sheets.
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$90,579	$90,579	$—	$—	$98,754	$98,754
Real estate securities, available for sale	—	93,975	—	93,975	—	83,622	—	83,622
Liabilities:
Derivative liabilities	$—	$186	$—	$186	$—	$—	$—	$—
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of December 31, 2016 and 2015 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$98,754	$141,091
Contributions(1)	59,646	10,040
Distributions	(88,525)	(70,487)
Equity in earnings	24,136	30,218
Unrealized gain (loss)	(3,432)	(12,108)
Ending balance	$90,579	$98,754
_____________________________________________________

(1)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.
For the years ended December 31, 2016 and 2015, the Company used discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the years ended December 31, 2016 and 2015, the key unobservable inputs used in this analysis included discount rates with a weighted average of 14.7% and 19.5%, respectively, and timing and amount of expected future cash flow. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the years ended December 31, 2016, 2015 and 2014, the Company recorded an unrealized loss of $3.4 million, $12.1 million and an unrealized gain of $11.8 million, respectively, for financial assets for which the fair value option was elected. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
Fair Value Option
The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of December 31, 2016, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities when the items were first recognized.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016				December 31, 2015
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$744,297	(2)	$745,323	$755,317	$995,769	(2)	$997,836	$1,054,743
Real estate securities, available for sale(3)	138,438		93,975	93,975	115,849		83,622	83,622
Loan collateral receivable, related party(4)	52,204		52,204	50,941	54,056		54,056	54,885
Financial liabilities:(1)
Securitization bonds payable, net	$39,762		$39,762	$39,961	$185,812		$185,314	$185,387
Mortgage notes payable, net	396,613		393,410	356,031	317,865		316,402	317,138
Credit facilities	249,156		249,156	249,156	318,000		318,000	318,000
Loan collateral payable, net, related party(5)	23,729		23,261	23,050	—		—	—
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $23.2 million and $43.6 million, as of December 31, 2016 and 2015, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

(4)	Represents one senior loan participation interest in a first mortgage loan (Refer to Note 7).

(5)	Represents three senior loan participation interests in first mortgage loans (Refer to Note 7).
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
Real Estate Debt Investments, Net / Loan Collateral Receivable, Related Party / Loan Collateral Payable, Net, Related Party
For CRE debt investments, including loan collateral receivable, related party and loan collateral payable, net, related party, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of CRE debt, including loan collateral receivable, related party and loan collateral payable, net, related party, are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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
The following tables present selected quarterly information for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Net interest income	$15,126	$14,646	$15,316	$15,895
Property and other revenues	20,272	21,843	20,116	16,371
Expenses	31,977	33,924	30,322	29,719
Equity in earnings (losses) of unconsolidated ventures	5,316	5,575	6,502	7,570
Net income (loss)	8,035	7,297	9,102	7,773
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	7,869	7,491	8,904	7,688

Net income (loss) per share of common stock, basic/diluted (1)	$0.06	$0.06	$0.07	$0.07
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Net interest income	$16,487	$19,576	$19,272	$19,797
Property and other revenues	15,731	14,637	15,027	14,999
Expenses	28,023	34,306	25,103	25,301
Equity in earnings (losses) of unconsolidated ventures	8,051	8,133	9,509	10,324
Net income (loss)	8,808	5,365	14,195	17,223
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	8,753	5,773	13,943	17,145

Net income (loss) per share of common stock, basic/diluted (1)	$0.07	$0.05	$0.12	$0.14
_________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

14.	Segment Reporting
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
The following tables present segment reporting for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Year Ended December 31, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$53,638	$—	$7,345	$—	$60,983
Rental and other income	—	78,602	—	—	78,602
Asset management and other fees - related party	—	—	—	(23,765)	(23,765)
Mortgage notes interest expense	—	(17,519)	—	—	(17,519)
Transaction costs	—	(1,767)	—	(211)	(1,978)
Property operating expenses	—	(36,950)	—	—	(36,950)
General and administrative expenses	(733)	(194)	—	(13,576)	(14,503)
Depreciation and amortization	—	(31,227)	—	—	(31,227)
Unrealized gain (loss) on investments and other	—	(3,432)	—	—	(3,432)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	52,905	(12,487)	7,345	(37,552)	10,211
Equity in earnings (losses) of unconsolidated ventures	827	24,136	—	—	24,963
Income tax benefit (expense)	—	(2,967)	—	—	(2,967)
Net income (loss)	$53,732	$8,682	$7,345	$(37,552)	$32,207

Year Ended December 31, 2015	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$70,144	$—	$4,959	$29	$75,132
Rental and other income	—	60,394	—	—	60,394
Asset management and other fees - related party	—	—	—	(23,965)	(23,965)
Mortgage notes interest expense	—	(14,832)	—	—	(14,832)
Transaction costs	(446)	(73)	—	(825)	(1,344)
Property operating expenses	—	(31,135)	—	—	(31,135)
General and administrative expenses	(841)	(100)	(51)	(14,483)	(15,475)
Depreciation and amortization	—	(25,982)	—	—	(25,982)
Unrealized gain (loss) on investments and other	—	(12,108)	—	—	(12,108)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	68,857	(23,836)	4,908	(39,244)	10,685
Equity in earnings (losses) of unconsolidated ventures	5,799	30,218	—	—	36,017
Income tax benefit (expense)	—	(1,111)	—	—	(1,111)
Net income (loss)	$74,656	$5,271	$4,908	$(39,244)	$45,591

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2014	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$75,780	$—	$5,817	$—	$81,597
Rental and other income	—	29,342	—	—	29,342
Asset management and other fees - related party	—	—	—	(24,676)	(24,676)
Mortgage notes interest expense	—	(7,763)	—	—	(7,763)
Transaction costs	—	(2,770)	—	(7)	(2,777)
Property operating expenses	—	(15,433)	—	—	(15,433)
General and administrative expenses	(991)	(146)	(28)	(12,100)	(13,265)
Depreciation and amortization	—	(6,427)	—	—	(6,427)
Realized gain (loss) on investments and other	(175)	—	572	—	397
Unrealized gain (loss) on investments and other	—	11,764	—	—	11,764
Income (loss) before equity in earnings (losses) of unconsolidated ventures	74,614	8,567	6,361	(36,783)	52,759
Equity in earnings (losses) of unconsolidated ventures	3,421	38,258	—	—	41,679
Income tax benefit (expense)	—	(5,485)	—	—	(5,485)
Net income (loss)	$78,035	$41,340	$6,361	$(36,783)	$88,953

The following table presents total assets by segment as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
December 31, 2016
Investments in unconsolidated ventures	$—	$90,579	$—	$—	$90,579
Total Assets	871,600	665,643	105,830	125,407	1,768,480

December 31, 2015
Investments in unconsolidated ventures	$59,089	$98,754	$—	$—	$157,843
Total Assets	1,198,020	525,178	84,887	139,431	1,947,516
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

15.	Subsequent Events
Distribution Reinvestment Plan
From January 1, 2017 through March 10, 2017, the Company issued 0.9 million shares of common stock pursuant to the DRP, raising proceeds of $9.3 million. As of March 10, 2017, 8.7 million shares were available to be issued pursuant to the DRP.
Distributions
On March 15, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended June 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2017 through March 10, 2017, the Company repurchased 1.8 million shares for a total of $17.4 million or a weighted average price of $9.42 per share under the Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. The shares were repurchased using $9.3 million in cash proceeds from the DRP and $8.1 million in cash available from operations. In accordance with the SRP, the Company’s board of directors approved the use of cash available from operations to

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fund the aggregate amount of repurchases received during the quarter ended December 31, 2016 in excess of the aggregate proceeds received pursuant to the DRP.
New Investments
Commercial Real Estate Debt
In January 2017, the Company originated a $12.0 million mezzanine CRE debt investment.
Real Estate Securities Investments
From January 1, 2017 through March 10, 2017, the Company purchased four CMBS investments with an aggregate face value of $21.5 million at an aggregate discount to par of $6.6 million, or 30.7%.
Repayments
Commercial Real Estate Debt
In January 2017, the Company received $69.8 million related to the repayment of a CRE debt investment.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Clemson, SC	$12,411	$1,946	$17,668	$422	$1,946	$18,090	$20,036	$2,308	$17,728	Apr-14	30 years
Columbia, SC	24,750	2,532	20,832	416	2,532	21,248	23,780	2,703	21,077	May-14	30 years
Farmington Hills, MI	43,000	3,161	47,839	8,666	3,161	56,505	59,666	6,694	52,972	Nov-13	30 years
Kalamazoo, MI	16,000	1,484	19,516	1,825	1,484	21,341	22,825	2,823	20,002	Dec-13	30 years
New Orleans, LA	43,500	3,206	50,294	2,008	3,206	52,302	55,508	6,248	49,260	Nov-13	30 years
St. Louis, MO	108,850	19,504	92,127	4,976	19,504	97,103	116,607	11,000	105,607	Sep-14	39 years
Warrendale, PA	77,700	15,150	75,554	3,480	15,150	79,034	94,184	6,522	87,662	Dec-14	40 years
Columbus, OH	70,402	13,472	71,238	1,160	13,472	72,398	85,870	2,346	83,524	Mar-16	39 years
Vienna, VA	—	13,023	39,532	228	13,023	39,760	52,783	1,776	51,007	May-16	39 years
Total operating real estate, net	$396,613	$73,478	$434,600	$23,181	$73,478	$457,781	$531,259	$42,420	$488,839
The following table presents changes in the Company’s operating real estate portfolio gross of accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Beginning balance	$388,345	$410,247	$125,671
Property acquisitions(1)	168,640	—	284,576
Improvements	5,649	10,245	—
Retirements and disposals	—	(280)	—
Reallocation of purchase price	(31,375)	(31,867)	—
Ending balance(2)	$531,259	$388,345	$410,247
__________________________________________________

(1)	Includes REO of $67.5 million.

(2)	The aggregate cost of the properties is approximately $532.9 million for federal income tax purposes as of December 31, 2016.
Changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Beginning balance	$23,018	$6,900	$503
Depreciation expense	19,402	16,398	6,397
Retirements and disposals	—	(280)	—
Ending balance	$42,420	$23,018	$6,900

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2016
(Dollars in Thousands)

			Interest Rate(1)							Principal Amount of Loans
Asset Type:	Location / Description	Count	Floating	Fixed	Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens	Principal Amount(4)	Carrying Value(5)	Subject to Delinquent Principal or Interest
First mortgage loans:
Borrower A	Various / Retail	1	6.86%	—	5/9/2019	I/O	$—	$150,150	$150,150	$—
Borrower B	Illinois / Office	1	5.91%	—	11/9/2017	I/O	—	86,421	86,638	—
Borrower C	Texas / Mixed use	1	—	15.00%	2/9/2017	I/O	—	43,000	43,000	—
Borrower D	New Jersey / Office	1	8.90%	—	1/9/2017	I/O	—	42,607	42,607	—
Borrower E	California / Office	1	4.38%	—	10/9/2018	I/O	—	41,432	41,697	—
Borrower F	New Jersey / Office	1	5.86%	—	8/9/2017	I/O	—	40,000	40,022	—
Borrower G	Minnesota / Hotel	1	6.66%	—	11/9/2017	I/O	—	30,500	30,500	—
Borrower H	New York / Hotel	1	2.25%	—	5/9/2023	P&I	—	28,110	28,110	—
Borrower I	New York / Hotel	—	10.38%	—	5/9/2023	I/O	—	25,270	25,270	—
Other first mortgage loans(6)	Various / Various	5	6.66%	—	7/23/2018	I/O	—	76,652	76,728	—
Total/Weighted average		13	7.13%	15.00%	10/19/2018		—	564,142	564,722	—

Mezzanine loans:
Borrower J	New Jersey / Office	1	8.91%	—	1/9/2017	I/O	42,607	27,193	27,193	—
Other mezzanine loans(6)	Various / Various	4	11.66%	12.49%	8/25/2021	I/O	313,015	65,639	65,621	—
Total/Weighted average		5	9.95%	12.49%	4/17/2020		355,622	92,832	92,814	—

Preferred equity interests:
Borrower K	New York / Office	1	—	10.00%	10/1/2021	I/O	—	87,323	87,787	—
Total/Weighted Average		1	—	10.00%	10/1/2021		—	87,323	87,787	—

Total		19					$355,622	$744,297	$745,323	$—
______________________________________________________________________________________

(1)	The majority of the Company’s floating-rate loans are subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor, as of December 31, 2016.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	P&I = principal and interest; I/O = interest only.

(4)	Excludes future funding commitments of $23.2 million.

(5)	The aggregate cost of the properties is $745.3 million for federal tax purposes as of December 31, 2016.

(6)	Individual loans each have a carrying value of less than 3% of total carrying value of CRE debt investments.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2016
(Dollars in Thousands)

Reconciliation of Carrying Value of Commercial Real Estate Debt:

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$997,836	$1,250,023	$1,013,178
Additions:
Principal amount of new loans and additional funding on existing loans	151,280	61,189	488,020
Interest accretion	6,408	6,505	1,318
Acquisition cost (fees) on new loans	1,089	451	4,952
Origination fees received on new loans	(532)	—	(2,505)
Deductions:
Collection of principal	341,668	318,835	236,499
REO acquisition	67,493	—	—
Sales	—	—	17,349
Unrealized loss on sale	—	—	175
Amortization of acquisition costs, fees, premiums and discounts	1,597	1,497	917
Ending balance	$745,323	$997,836	$1,250,023

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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
None.

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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*

____________________________________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2016.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2016
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016
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

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Appendix A to the Company’s Registration Statement on Form S-3D (File No. 333-213092) and incorporated herein by reference)
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
10.12
Fourth Amendment to Master Repurchase Agreement, dated as of October 20, 2014, by and among NSREIT CB Loan, LLC, Citibank, N.A. and NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2014 and incorporated herein by reference)

10.13
Master Repurchase Agreement, dated as of March 11, 2013, by and among NS Income DB Loan, LLC, and Deutsche Bank AG, Cayman Islands Branch, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2013 and incorporated herein by reference)

10.14
Limited Guaranty, dated as of March 11, 2013, by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP to Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2013 and incorporated herein by reference)

10.15
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pension Fund E, as Seller (filed as Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.16
Master Repurchase and Securities Contract Agreement, dated October 13, 2015, by and between MS Loan NT-I, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2015 and incorporated herein by reference)

10.17
Guaranty Agreement, made as of October 13, 2015, by NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income Trust Operating Partnership, LP, for the benefit of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2015 and incorporated herein by reference)

10.18
Fifth Amendment to Master Repurchase Agreement, dated as of October 17, 2016 by and among NSREIT CB Loan, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2016 and incorporated herein by reference)

21.1*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Real Estate Income Trust, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements

____________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.
Date:	March 17, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Jenny B. Neslin, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT	Chairman, Chief Executive Officer and President
Daniel R. Gilbert	(Principal Executive Officer)	March 17, 2017

/s/ FRANK V. SARACINO	Chief Financial Officer and Treasurer
Frank V. Saracino	(Principal Financial Officer and	March 17, 2017
Principal Accounting Officer)

/s/ JONATHAN T. ALBRO	Director	March 17, 2017
Jonathan T. Albro

/s/ VERNON B. SCHWARTZ	Director	March 17, 2017
Vernon B. Schwartz

/s/ JACK F. SMITH, JR.	Director	March 17, 2017
Jack F. Smith, Jr.

/s/ JAMES J. THOMAS	Director	March 17, 2017
James J. Thomas