Form 10-Q
period 2017-03-31
NorthStar Real Estate Income Trust, Inc.
filed 2017-05-12
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 119,458,539 shares outstanding as of May 5, 2017.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$147,594	$153,039
Restricted cash	42,672	74,195
Real estate debt investments, net	687,351	745,323
Operating real estate, net	484,244	488,839
Investments in unconsolidated ventures (refer to Note 5)	87,358	90,579
Real estate securities, available for sale	106,865	93,975
Receivables, net	9,809	13,956
Deferred costs and other assets, net	53,109	56,370
Loan collateral receivable, related party	51,732	52,204
Total assets(1)	$1,670,734	$1,768,480
Liabilities
Securitization bonds payable, net	$—	$39,762
Mortgage notes payable, net	393,914	393,410
Credit facilities	242,610	249,156
Accounts payable and accrued expenses (refer to Note 8)	7,750	7,930
Escrow deposits payable	27,507	58,453
Distribution payable	7,135	8,192
Other liabilities	18,322	19,191
Loan collateral payable, net, related party (refer to Note 8)	23,309	23,261
Total liabilities(1)	720,547	799,355
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 120,003,415 and 120,903,352 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,200	1,209
Additional paid-in capital	1,072,444	1,080,434
Retained earnings (accumulated deficit)	(164,096)	(151,731)
Accumulated other comprehensive income (loss)	22,084	20,175
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	931,632	950,087
Non-controlling interests	18,555	19,038
Total equity	950,187	969,125
Total liabilities and equity	$1,670,734	$1,768,480
_________________________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of March 31, 2017, the Operating Partnership includes $398.2 million and $339.9 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net interest income
Interest income	$17,027	$20,630
Interest expense	2,944	4,735
Net interest income	14,083	15,895

Property and other revenues
Rental and other income	21,965	16,371
Total property and other revenues	21,965	16,371

Expenses
Asset management and other fees, related party	4,695	7,628
Mortgage notes interest expense	4,635	3,710
Transaction costs	—	1,078
Property operating expenses	9,420	7,486
General and administrative expenses	2,654	4,402
Depreciation and amortization	8,689	5,415
Total expenses	30,093	29,719

Other income (loss)
Unrealized gain (loss) on investments	—	(1,579)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,955	968
Equity in earnings (losses) of unconsolidated ventures	3,030	7,570
Income tax benefit (expense)	(407)	(765)
Net income (loss)	8,578	7,773
Net (income) loss attributable to non-controlling interests	(174)	(85)
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$8,404	$7,688
Net income (loss) per share of common stock, basic/diluted	$0.07	$0.06
Weighted average number of shares of common stock outstanding, basic/diluted	120,372,688	120,728,604
Distributions declared per share of common stock	$0.17	$0.20

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$8,578	$7,773
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	1,909	(570)
Total other comprehensive income (loss)	1,909	(570)
Comprehensive income (loss)	10,487	7,203
Comprehensive (income) loss attributable to non-controlling interests	(174)	(85)
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$10,313	$7,118

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	120,758	$1,207	$1,078,154	$(86,938)	$21,901	$1,014,324	$17,687	$1,032,011
Non-controlling interests - contributions	—	—	—	—	—	—	4,473	4,473
Non-controlling interests - distributions	—	—	—	—	—	—	(3,377)	(3,377)
Proceeds from distribution reinvestment plan	4,467	45	43,501	—	—	43,546	—	43,546
Shares redeemed for cash	(4,349)	(43)	(41,412)	—	—	(41,455)	—	(41,455)
Issuance and amortization of equity-based compensation	27	—	191	—	—	191	—	191
Other comprehensive income (loss)	—	—	—	—	(1,726)	(1,726)	—	(1,726)
Distributions declared	—	—	—	(96,745)	—	(96,745)	—	(96,745)
Net income (loss)	—	—	—	31,952	—	31,952	255	32,207
Balance as of December 31, 2016	120,903	$1,209	$1,080,434	$(151,731)	$20,175	$950,087	$19,038	$969,125
Non-controlling interests - contributions	—	—	—	—	—	—	24	24
Non-controlling interests - distributions	—	—	—	—	—	—	(681)	(681)
Proceeds from distribution reinvestment plan	948	9	9,345	—	—	9,354	—	9,354
Shares redeemed for cash	(1,848)	(18)	(17,391)	—	—	(17,409)	—	(17,409)
Amortization of equity-based compensation	—	—	56	—	—	56	—	56
Other comprehensive income (loss)	—	—	—	—	1,909	1,909	—	1,909
Distributions declared	—	—	—	(20,769)	—	(20,769)	—	(20,769)
Net income (loss)	—	—	—	8,404	—	8,404	174	8,578
Balance as of March 31, 2017 (unaudited)	120,003	$1,200	$1,072,444	$(164,096)	$22,084	$931,632	$18,555	$950,187

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$8,578	$7,773
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(3,030)	(7,570)
Depreciation and amortization	8,689	5,415
Straight-line rental income	(343)	(700)
Amortization of capitalized above/below market leases	290	(123)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(710)	(423)
Amortization of deferred financing costs	930	651
Interest accretion on investments	(2,311)	(1,709)
Distributions of cumulative earnings from unconsolidated ventures (refer to Note 5)	3,030	7,570
Unrealized (gain) loss on investments and other	—	1,579
Amortization of equity-based compensation	56	36
Deferred income tax expense	173	301
Changes in assets and liabilities:
Restricted cash	(797)	(994)
Receivables, net	4,491	2,414
Deferred costs and other assets	(1,221)	(161)
Due to related party	(39)	—
Accounts payable and accrued expenses	(314)	(226)
Other liabilities	(542)	1,419
Net cash provided by (used in) operating activities	16,930	15,252
Cash flows from investing activities:
Origination and funding of real estate debt investments, net	(12,904)	(35,380)
Repayment on real estate debt investments	73,054	59,799
Repayment on loan collateral receivable, related party	472	461
Acquisition of operating real estate	—	(103,384)
Improvements of operating real estate	(364)	(1,084)
Investments in unconsolidated ventures (refer to Note 5)	(83)	(34,316)
Proceeds from sale of unconsolidated ventures	—	59,760
Distributions in excess of cumulative earnings from unconsolidated ventures (refer to Note 5)	3,372	13,919
Acquisition of real estate securities, available for sale	(14,815)	(4,388)
Repayment of real estate securities, available for sale	4,694	796
Change in restricted cash	1,374	(576)
Net cash provided by (used in) investing activities	54,800	(44,393)
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	9,354	11,019
Shares redeemed for cash	(17,409)	(9,313)
Distributions paid on common stock	(21,826)	(24,049)
Borrowings from mortgage notes	227	69,917
Repayment of mortgage notes	(55)	(51)
Borrowings from credit facilities	10,826	24,715
Repayment of credit facilities	(17,372)	(23,813)
Repayment of securitization bonds	(39,762)	(28,509)
Payment of deferred financing costs	(501)	(3,191)
Contributions from non-controlling interests	24	4,406
Distributions to non-controlling interests	(681)	(308)
Net cash provided by (used in) financing activities	(77,175)	20,823
Net increase (decrease) in cash and cash equivalents	(5,445)	(8,318)
Cash and cash equivalents - beginning of period	153,039	127,890
Cash and cash equivalents - end of period	$147,594	$119,572

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$30,946	$5,306
Distribution payable	7,135	8,195
Non-cash related to PE Investments (refer to Note 5)	3,347	1,353
CRE debt investment payoff due from servicer	—	74,930

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
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as the Company’s sponsor (the “Sponsor”). As a result of the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” In addition, following the mergers, CNI NSI Advisors, LLC (formerly known as NSAM J-NSI Ltd), an affiliate of NSAM (the “Advisor”), became a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are NS Real Estate Income Trust Advisor, LLC (the “Prior Advisor”) and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2017 and December 31, 2016. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of March 31, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through May 5, 2017, the Company has raised an additional $0.2 billion in gross proceeds pursuant to the DRP.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”).
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
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of March 31, 2017 is $350.9 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheet as of March 31, 2017 is $324.4 million collateralized by the real estate assets of the related consolidated VIEs.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2017, the Company identified unconsolidated VIEs related to its securities investments, PE investments and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2017 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$106,865	$106,865
Investments in unconsolidated ventures	15,986	15,986
Real estate debt investments, net(1)	142,535	142,535
Total assets	$265,386	$265,386
_________________________________________

(1)	Includes loan collateral receivable, related party of $51.7 million.
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2017. The Company did not provide financial support to the unconsolidated VIEs during the three months ended March 31, 2017. As of March 31, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or the cost method, and for either method, the Company may elect the fair value option. The Company will account for an investment in an unconsolidated entity that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines that it does not have significant influence. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.
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
The Company refers to real estate acquired in connection with a foreclosure, deed in lieu of foreclosure or a consensual modification of a loan as real estate owned (“REO”). The Company evaluates whether REO, herein collectively referred to as taking title to collateral, constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in deferred costs and other assets, net and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed to realized gain (loss) when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs and Other Assets, Net and Other Liabilities
The following tables present a summary of deferred costs and other assets, net and other liabilities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Deferred costs and other assets, net:
Intangible assets, net(1)	$37,780	$41,375
Deferred commissions and leasing costs	10,070	10,287
Deferred financing costs, net - credit facilities	2,739	2,772
Prepaid expenses	1,969	1,386
Deposits	551	550
Total	$53,109	$56,370

	March 31, 2017 (Unaudited)	December 31, 2016
Other liabilities:
Intangible liabilities, net(2)	$7,982	$8,506
PE Investments deferred purchase price, net	4,081	4,248
Prepaid rent and unearned revenue	4,409	4,601
Tenant security deposits	1,461	1,433
Other	389	403
Total	$18,322	$19,191
_________________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including independent directors. For the three months ended March 31, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If, upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income.  A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2017, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of March 31, 2017, the Company did not have any impaired operating real estate.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2017, the Company did not have any OTTI recorded on its CRE securities.
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
For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $0.4 million and $0.8 million, respectively.
Transfers of Financial Assets
Sale accounting for transfers of financial assets requires the transfer of an entire financial asset, a group of financial assets in its entirety or if a component of the financial asset is transferred, that component meets the definition of a participating interest by having characteristics that mirror the original financial asset.
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. If the Company has any continuing involvement, rights or obligations with the transferred financial asset (outside of standard representations and warranties), sale accounting would require that the transfer meets the following sale conditions: (1) the transferred asset has been legally isolated; (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and (3) the Company does not maintain effective control over the transferred asset through an agreement that provides for (a) both an entitlement and an obligation by the Company to repurchase or redeem the asset before its maturity, or (b) the unilateral ability by the Company to reclaim the asset and a more than trivial benefit attributable to that ability, or (c) the transferee requiring the Company to repurchase the asset at a price so favorable to the transferee that it is probable the repurchase will occur.
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing. As of March 31, 2017, the carrying value of CRE debt investments that did not meet the requirements of sale accounting was $23.7 million and recorded in real estate debt investments, net with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million. Refer to Note 7, “Borrowings,” for additional information.
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
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued an accounting update to amend the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination.
In February 2017, the FASB issued an accounting update which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets.  In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017.  Both the revenue guidance and this update must be adopted concurrently.  While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of March 31, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	12	$524,478	$519,655	75.8%	15.00%	5.15%	7.31%	92.4%
Mezzanine loans(5)	5	78,177	78,161	11.3%	12.18%	11.00%	12.21%	36.5%
Preferred equity interests(6)	1	89,095	89,535	12.9%	10.00%	—%	10.00%	—%
Total/Weighted average	18	$691,750	$687,351	100.0%	11.72%	5.89%	8.21%	74.2%
________________________________________________________

(1)	Includes future funding commitments of $5.3 million.

(2)
Certain CRE debt investments serve as collateral for financing transactions including $365.4 million for term loan facilities and $23.7 million for secured borrowings (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of March 31, 2017, the Company had $475.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.36%.

(5)
During the three months ended March 31, 2017, the Company originated one mezzanine loan with an aggregate committed principal amount of $12.0 million and received $69.8 million related to the repayment of one first mortgage and one mezzanine loans.

(6)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $80.2 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

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

(2)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $70.7 million for a securitization financing transaction, $364.6 million for term loan facilities and $23.7 million for secured borrowings (refer to Note 7). The remainder is unleveraged.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of March 31, 2017 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
April 1 to December 31, 2017	$218,850	$40,000
Years Ending December 31:
2018	70,101	49,850
2019	210,901	160,500
2020	12,000	45,050
2021	89,095	204,452
Thereafter	90,803	191,898
Total	$691,750	$691,750
__________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of March 31, 2017, the weighted average maturity, including extensions, of CRE debt investments was 4.2 years.
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
As of March 31, 2017, all CRE debt investments were performing in accordance with the contractual terms of their governing documents in all material respects and were categorized as performing loans. There were no CRE debt investments with contractual payments past due as of March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017, two CRE debt investments each contributed more than 10.0% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net, as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Land and improvements	$95,970	$96,011
Buildings and improvements(1)	431,176	430,776
Furniture, fixtures and equipment	4,477	4,472
Subtotal	$531,623	$531,259
Less: Accumulated depreciation	(47,379)	(42,420)
Operating real estate, net	$484,244	$488,839
____________________________________________________________

(1)	Includes tenant improvements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Investments in Unconsolidated Ventures
Investments in Private Equity Funds
The Company completed the acquisition of a $118.0 million portfolio of PE Investments in February 2013 (“PE Investment I”), a $75.7 million portfolio of PE Investments in July 2013 (“PE Investment IIA”), a $26.5 million portfolio of PE Investments in February 2016 (“PE Investment IIB”), and a $23.1 million portfolio of PE Investments in March 2016 (“PE Investment III”). PE Investment I, IIA, and IIB own PE Investments indirectly through unconsolidated ventures and PE Investment III owns PE Investments directly. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting interest entities, except for PE Investment III. PE Investment I, IIA and IIB are considered voting interest entities and are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate the underlying real estate private equity funds owned in PE Investment III as it neither owns a majority voting interest in any such funds nor is it the primary beneficiary of such funds.
Summary
The following table summarizes the Company’s PE Investment acquisitions (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions
PE Investment I	February 15, 2013	June 30, 2012	49	$118,035	$207
PE Investment IIA	July 3, 2013	September 30, 2012	24	75,721	—
PE Investment IIB	February 9, 2016	September 30, 2015	—	26,498	—
PE Investment III	March 30, 2016	March 31, 2015	2	23,063	—
Total			75	$243,317	$207
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date that served as the basis for the purchase price on which the Company agreed to acquire the respective PE Investment.

The following table summarizes the Company’s PE Investments as of March 31, 2017 and December 31, 2016 and activity for three months ended March 31, 2017 and 2016 (dollars in thousands):

	Carrying Value		Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	March 31, 2017 (Unaudited)	December 31, 2016	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment
PE Investment I(2)	$29,760	$31,655	$1,007	$2,926	$24	$3,936	$14,048	$—
PE Investment IIA(3)	22,664	23,360	800	1,555	59	1,660	4,395	—
PE Investment IIB(3)	18,948	19,329	1,070	1,451	—	1,302	2,610	26,495
PE Investment III(4)	15,986	16,235	153	470	68	—	1,789	16,495
Total	$87,358	$90,579	$3,030	$6,402	$151	$6,898	$22,842	$42,990
___________________________________________________________

(1)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

(2)
For PE Investment I, the Company did not have any unrealized gain (loss) for the three months ended March 31, 2017. The Company recorded an unrealized loss of $1.6 million for the three months ended March 31, 2016.

(3)
As of March 31, 2017, the Company’s share of the combined deferred amount for PE Investment IIA and PE Investment IIB was $85.7 million. The deferred amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB. The Company guaranteed its proportionate interest of the deferred amount. The Company determined there was an immaterial amount of fair value related to the guarantee. In April 2017, PE Investment IIA and PE Investment IIB collectively paid $12.9 million of the deferred amount.

(4)	As of March 31, 2017, the deferred purchase price for PE Investment III recorded in other liabilities was $4.3 million. The remaining portion of the purchase price will be paid on December 31, 2017.
Other
In June 2014, the Company entered into a joint venture with affiliates of RXR to originate a mezzanine loan. The mezzanine loan had a principal amount of $183.7 million, including future funding commitments. The joint venture owned 50.0% of the mezzanine loan, of which the Company’s interest in the joint venture was 78.0%. In January 2016, the Company’s participation was sold at

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

par value of $59.8 million. For the three months ended March 31, 2016, the Company recognized equity in earnings of $0.7 million.

6.	Real Estate Securities, Available for Sale
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon(2)
March 31, 2017 (Unaudited)	14	$155,194	$84,781	$22,748	$(664)	$106,865	3.80%	10.99%
December 31, 2016	11	138,438	73,800	21,616	(1,441)	93,975	3.85%	10.78%
_______________________________________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $36.0 million for the CMBS Credit Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded an unrealized gain of $1.9 million for the three months ended March 31, 2017 and an unrealized loss of $0.6 million for the three months ended March 31, 2016 in OCI. As of March 31, 2017, the Company held four securities with an aggregate carrying value of $29.7 million with an unrealized loss of $0.7 million, one of which was in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of March 31, 2017, the weighted average contractual maturity of CRE securities was 31.7 years with an expected maturity of 7.2 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of March 31, 2017 and December 31, 2016 (dollars in thousands):

						March 31, 2017 (Unaudited)		December 31, 2016
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization financing transaction		Non-recourse(2)	Aug-29	LIBOR + 5.00%		$—	$—	$39,762	$39,762

Mortgage notes payable, net
Multifamily 1		Non-recourse(2)	Dec-23	4.84%		43,500	42,984	43,500	42,967
Multifamily 2		Non-recourse(2)	Dec-23	4.94%		43,000	42,457	43,000	42,440
Office 1		Non-recourse(2)	Oct-24	4.47%		108,850	108,603	108,850	108,595
Office 2		Non-recourse(2)	Jan-25	4.30%		77,700	77,541	77,700	77,535
Student housing 1		Non-recourse(2)	Jan-24	5.15%		16,000	15,781	16,000	15,774
Student housing 2(3)		Non-recourse(2)	Dec-20	5.27%		12,355	12,573	12,411	12,644
Student housing 3		Non-recourse(2)	Nov-26	3.98%		24,750	24,492	24,750	24,485
Industrial 1		Non-recourse(2)	Apr-21	LIBOR + 2.50%		70,629	69,483	70,402	68,970
Subtotal mortgage notes payable, net						396,784	393,914	396,613	393,410

Term loan facilities
Citibank facility	$150,000	Limited Recourse(4)	Oct-21(5)	LIBOR + 2.63%	(6)	24,150	24,150	21,350	21,350
Deutsche Bank facility	200,000	Limited Recourse(7)	Mar-18	LIBOR + 2.45%	(8)	99,953	99,953	112,919	112,919
Morgan Stanley facility	200,000	Limited Recourse(9)	Oct-18(10)	LIBOR + 2.50%	(11)	92,699	92,699	92,700	92,700
Subtotal term loan facilities	$550,000					216,802	216,802	226,969	226,969

CMBS credit facilities
UBS facility		Recourse	(12)	LIBOR + 1.19%		—	—	—	—
Morgan Stanley facility		Recourse	(12)	LIBOR + 1.06%		—	—	—	—
Citibank facility		Recourse	(12)	LIBOR + 1.50%		7,652	7,652	11,034	11,034
Merrill Lynch facility		Recourse	(12)	LIBOR + 1.50%		3,260	3,260	2,989	2,989
JP Morgan facility		Recourse	(12)	LIBOR + 1.50%		14,896	14,896	8,164	8,164
Subtotal CMBS credit facilities						25,808	25,808	22,187	22,187
Subtotal credit facilities						242,610	242,610	249,156	249,156

Loan collateral payable, net, related party
Secured borrowing(13)		Non-recourse	May-19	LIBOR + 3.83%		23,729	23,309	23,729	23,261
Total						$663,123	$659,833	$709,260	$705,589
_____________________________________________________

(1)
Difference between principal amount and carrying value of mortgage notes payable, net and loan collateral payable, net, related party is attributable to deferred financing costs, net and premium on a mortgage note payable.

(2)	Subject to customary non-recourse carveouts.

(3)	Represents two separate senior mortgage notes with a weighted average maturity of December 1, 2020 and weighted average interest rate of 5.27%.

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

(6)	The contractual interest rate depends upon asset type and characteristics. As of March 31, 2017 the rate was one-month LIBOR plus 2.63%.

(7)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(8)	Represents the weighted average spread as of March 31, 2017. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.42% to 2.62%.

(9)	Recourse solely with respect to 25.0% of the financed amount.

(10)	The initial maturity is October 13, 2018. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of the global financial institution.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(11)	Represents the weighted average spread as of March 31, 2017. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.25% to 2.65%.

(12)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from two to three months.

(13)
Represents a secured borrowing financing transaction recorded in loan collateral payable, net, related party in connection with three first mortgage loans recorded in real estate debt investments, net. Refer to discussion below for additional detail.

The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2017 (dollars in thousands):

	Total	Mortgage Notes Payable, Net	Credit Facilities	Loan collateral payable, net, related party
April 1 to December 31, 2017	$25,808	$—	$25,808	$—
Years Ending December 31:
2018	192,652	—	192,652	—
2019	23,729	—	—	23,729
2020	12,355	12,355	—	—
2021	94,779	70,629	24,150	—
Thereafter	313,800	313,800	—	—
Total	$663,123	$396,784	$242,610	$23,729
Securitization Financing Transactions
The Company entered into two securitization financing transactions collateralized by CRE debt investments. All of the securitization bonds related to the two securitization financing transactions were repaid in January 2015 and January 2017, respectively, and therefore, the Company no longer holds any interest in securitization financing transactions.
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of March 31, 2017, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of March 31, 2017, the Company had $365.4 million carrying value of CRE debt investments financed with $216.8 million under the Term Loan Facilities.
CMBS Credit Facilities
As of March 31, 2017, the Company entered into five master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of March 31, 2017, the Company had $36.0 million carrying value of CRE securities, financed with $25.8 million under its CMBS Credit Facilities.
Secured Borrowing
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of the mortgage loans through a securitization financing transaction entered into by NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), a company managed by an affiliate of the Sponsor. The Company sold three senior participations at cost into the securitization transaction. The Company did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on the Company’s consolidated balance sheets. Refer to Note 2,

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

“Summary of Significant Accounting Policies” for additional information. As of March 31, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.

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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Advisor receives a disposition fee up to 1.0% of the contract sales price of each CRE investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a CRE debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees, related party in the Company’s consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reimbursements to Advisor
Operating Costs
The Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor updates the board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor for the three months ended March 31, 2017 and the amount due to related party as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement	Financial Statement Location	Due to Related Party as of December 31, 2016(1)	Three Months Ended March 31, 2017		Due to Related Party as of March 31, 2017 (Unaudited)(1)
			Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$10	$4,695	$(4,687)	$18
Acquisition(2)	Real estate debt investments, net / Asset management and other fees, related party	40	120	(160)	—
Disposition(2)	Real estate debt investments, net / Asset management and other fees, related party	—	776	(776)	—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	18	2,566	(2,573)	11
Total		$68	$8,157	$(8,196)	$29
____________________________________________________

(1)	The balance is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees, related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2017, the Advisor waived $1.0 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of March 31, 2017, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $9.6 million that remain eligible to allocate to the Company.
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
PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction (“PE Investment IIB”) from NorthStar Realty, which following the mergers became a subsidiary of the Sponsor. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million, adjusted for distributions and contributions. With this add-on investment, PE Investment IIA and PE Investment IIB are collectively responsible for 29.0% of the deferred amount, or $85.7 million as of March 31, 2017. In April 2017, PE Investment IIA and PE Investment IIB collectively paid $12.9 million of the deferred amount.
Secured Borrowing
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of the mortgage loans through a securitization financing transaction entered into by NorthStar Income II, a company managed by an affiliate of the Sponsor. The Company sold three senior participations at cost into the securitization transaction. The Company did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on the Company’s consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information. As of March 31, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2017, the Company’s independent and non-management directors were granted a total of 101,204 shares of restricted common stock for an aggregate $1.0 million, based on the share price on the date of each grant. Unvested shares totaled 14,810 and 20,462 as of March 31, 2017 and December 31, 2016, respectively. The restricted stock outstanding generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability or (ii) a change in control of the Company. A maximum of 2,000,000 shares of restricted common stock may be granted, of which 1,898,796 shares remain available for future grants as of March 31, 2017.
The Company recognized equity-based compensation expense of $56,250 and $35,867 for the three months ended March 31, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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
In April 2017, pursuant to the terms of the DRP, effective on April 14, 2017, the price per share purchased pursuant to the DRP was $9.92, which is equal to the estimated value per share of the Company’s common stock as of December 31, 2016, until such time as the Company establishes a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. The Company expects that the next estimated value per share will be based upon assets and liabilities as of December 31, 2017.
Prior to April 2017, the price per share purchased pursuant to the DRP was $9.87, which was equal to the estimated value per share of the Company’s common stock as of December 31, 2015. Prior to April 2016, shares issued pursuant to the DRP were priced at 95.0% of the Company’s estimated value per share as of October 31, 2014, or $9.52. Prior to 2015, shares issued pursuant to the DRP were priced at $9.50 per share.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants.
For the three months ended March 31, 2017, the Company issued 0.9 million shares totaling $9.4 million of proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 4.5 million shares totaling $43.5 million of proceeds pursuant to the DRP. From inception through March 31, 2017, the Company issued 19.2 million shares totaling $183.8 million of proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.001917808 per share, which is equivalent to an annual distribution of $0.70 per share of the Company’s common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,121	$3,084	$7,205
February	3,718	2,711	6,429
March	4,160	2,975	7,135
Total	$11,999	$8,770	$20,769
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (as amended, the “Share Repurchase Program” or “SRP”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, provided

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the three months ended March 31, 2017, the Company repurchased 1.8 million shares of common stock for a total of $17.4 million or a weighted average price of $9.42 per share. For the year ended December 31, 2016, the Company repurchased 4.3 million shares of common stock for a total of $41.5 million or a weighted average price of $9.53 per share. The Company generally funds repurchase requests received during a quarter with proceeds set aside for that purpose, which are not expected to exceed proceeds received from its DRP. As of March 31, 2017, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership and was a de minimis amount for the three months ended March 31, 2017 and 2016.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to other non-controlling interest for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures	$—	$—	$87,358	$87,358	$—	$—	$90,579	$90,579
Real estate securities, available for sale	—	106,865	—	106,865	—	93,975	—	93,975
Liabilities:
Derivative liabilities	$—	$220	$—	$220	$—	$186	$—	$186
The following table presents additional information about PE Investments which are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$90,579	$98,754
Contributions(1)	151	59,646
Distributions	(6,402)	(88,525)
Equity in earnings	3,030	24,136
Unrealized gain (loss)	—	(3,432)
Ending balance	$87,358	$90,579
_____________________________________________________

(1)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the three months ended March 31, 2017 and the year ended December 31, 2016, the key unobservable inputs used in this analysis included discount rates with a weighted average of 11.4% and 14.7%, respectively, and timing and amount of expected future cash flow. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three months ended March 31, 2017, the Company did not have any unrealized gain (loss) for financial assets for which the fair value option was elected. For the three months ended March 31, 2016, the Company recorded an unrealized loss of $1.6 million. These amounts, when incurred, are recorded as unrealized gain (loss) on investments and other in the consolidated statements of operations.
Fair Value Option
The Company elected the fair value option for PE Investments because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of March 31, 2017 and December 31, 2016, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)				December 31, 2016
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$686,456	(2)	$687,351	$696,519	$744,297	(2)	$745,323	$755,317
Real estate securities, available for sale(3)	155,194		106,865	106,865	138,438		93,975	93,975
Loan collateral receivable, related party(4)	51,732		51,732	51,991	52,204		52,204	50,941
Financial liabilities:(1)
Securitization bonds payable, net	$—		$—	$—	$39,762		$39,762	$39,961
Mortgage notes payable, net	396,784		393,914	373,421	396,613		393,410	356,031
Credit facilities	242,610		242,610	242,610	249,156		249,156	249,156
Loan collateral payable, net, related party(5)	23,729		23,309	23,716	23,729		23,261	23,050
______________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $5.3 million and $23.2 million, as of March 31, 2017 and December 31, 2016, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

(4)	Represents one senior loan participation interest in a first mortgage loan (Refer to Note 7).

(5)	Represents three senior loan participation interests in first mortgage loans (Refer to Note 7).

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

•	Commercial Real Estate Securities - Focused on investing in CMBS, unsecured REIT debt, CDO notes and other securities.

•	Corporate - The corporate segment includes corporate level asset management and other fees, related party and general and administrative expenses.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Three Months Ended March 31, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$11,930	$—	$2,108	$45	$14,083
Rental and other income	—	21,965	—	—	21,965
Asset management and other fees, related party	—	—	—	(4,695)	(4,695)
Mortgage notes interest expense	—	(4,635)	—	—	(4,635)
Property operating expenses	—	(9,420)	—	—	(9,420)
General and administrative expenses	(147)	(31)	—	(2,476)	(2,654)
Depreciation and amortization	—	(8,689)	—	—	(8,689)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	11,783	(810)	2,108	(7,126)	5,955
Equity in earnings (losses) of unconsolidated ventures	—	3,030	—	—	3,030
Income tax benefit (expense)	—	(407)	—	—	(407)
Net income (loss)	$11,783	$1,813	$2,108	$(7,126)	$8,578

Three Months Ended March 31, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$14,336	$—	$1,711	$(152)	$15,895
Rental and other income	—	16,371	—	—	16,371
Asset management and other fees, related party	—	—	—	(7,628)	(7,628)
Mortgage notes interest expense	—	(3,710)	—	—	(3,710)
Transaction costs	—	(1,046)	—	(32)	(1,078)
Property operating expenses	—	(7,486)	—	—	(7,486)
General and administrative expenses	(159)	(9)	—	(4,234)	(4,402)
Depreciation and amortization	—	(5,415)	—	—	(5,415)
Unrealized gain (loss) on investments and other	—	(1,579)	—	—	(1,579)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	14,177	(2,874)	1,711	(12,046)	968
Equity in earnings (losses) of unconsolidated ventures	672	6,898	—	—	7,570
Income tax benefit (expense)	—	—	—	(765)	(765)
Net income (loss)	$14,849	$4,024	$1,711	$(12,811)	$7,773

The following table presents total assets by segment as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate(1)	Total
March 31, 2017 (Unaudited)
Total Assets	$770,567	$657,010	$117,170	$125,987	$1,670,734

December 31, 2016
Total Assets	$871,600	$665,643	$105,830	$125,407	$1,768,480
__________________________________________________

(1)	Includes cash, unallocated receivables and deferred costs and other assets, net.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Subsequent Events
Distribution Reinvestment Plan
From April 1, 2017 through May 5, 2017, the Company issued 0.6 million shares of common stock pursuant to the DRP, raising proceeds of $5.8 million. As of May 5, 2017, 8.1 million shares were available to be issued pursuant to the DRP.
Distributions
On May 11, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended September 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2017 through May 5, 2017, the Company repurchased 1.1 million shares for a total of $10.7 million or a weighted average price of $9.47 per share under the SRP that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company generally funds repurchase requests received during a quarter with proceeds set aside for that purpose, which are not expected to exceed proceeds received from its DRP.

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
Introduction
We were formed to originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt, select equity and securities investments, predominantly in the United States. We may also invest in CRE investments internationally. CRE debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. Real estate equity investments include direct ownership in properties, which may be structurally senior to a third-party partner’s equity, as well as indirect interests in real estate through real estate private equity funds, or PE Investments. CRE securities primarily consist of commercial mortgage-backed securities, or CMBS, and may in the future include unsecured real estate investment trust, or REIT, debt, collateralized debt obligation, or CDO, notes and other securities. In addition, we may own investments through joint ventures. We were formed in January 2009 as a Maryland corporation and commenced operations in October 2010. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2010. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced merger with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” In addition, following the mergers, CNI NSI Advisors, LLC (formerly known as NSAM J-NSI Ltd), an affiliate of NSAM, or our Advisor, became a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of March 31, 2017, our Sponsor had an aggregate of $55.6 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and other managed companies.
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
We have raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through May 5, 2017, we have raised an additional $0.2 billion in gross proceeds pursuant to our DRP.

Our Investments
The following table presents our investments as of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017 (refer to the below and “Recent Developments”) (dollars in thousands):

Investment Type:	Count	Principal Amount/Cost(1)	% of Total
CRE Debt	Loans
First mortgage loans(2)(3)	11	$460,665	29.5%
Mezzanine loans(2)	5	78,177	5.0%
Preferred equity interests	1	80,186	5.1%
Total CRE debt	17	619,028	39.6%
Operating Real Estate	Properties
Industrial	23	107,474	6.9%
Multi-tenant office	14	319,414	20.4%
Multifamily	2	120,338	7.7%
Student Housing	3	68,436	4.4%
Total Operating Real Estate	42	615,662	39.4%
PE Investments(2)
PE Investment I	1	29,760	1.9%
PE Investment IIA	1	66,984	4.3%
PE Investment IIB	1	60,312	3.9%
PE Investment III	1	15,986	1.0%
Total PE Investments	4	173,042	11.1%
CRE Securities
CMBS	14	155,194	9.9%
Total CRE securities	14	155,194	9.9%
Total	77	$1,562,926	100.0%
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

Commercial Real Estate Debt
Overview
Our CRE debt investment strategy focuses on originating, acquiring and asset managing CRE debt investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over underwriting and structure and provides us the opportunity to syndicate some or all of the loans (including senior or subordinate interests), if desired. Further, direct origination of debt investments provides for a closer relationship with our borrowers.
Our Portfolio
As of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017, $619.0 million, or 39.6%, of our assets were invested in CRE debt, consisting of 17 loans with an average investment size of $36.4 million. The weighted average extended maturity of our CRE debt portfolio is 4.4 years.
The following table presents a summary of our CRE debt investments as of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread over LIBOR(3)	Total Unleveraged Current Yield
First mortgage loans(4)	11	$460,665	$456,169	74.4%	—	5.71%	6.80%	100.0%
Mezzanine loans	5	78,177	78,161	12.6%	12.18%	11.00%	12.21%	36.5%
Preferred equity interests(5)	1	80,186	80,582	13.0%	10.00%	—	10.00%	—
Total/Weighted average	17	$619,028	$614,912	100.0%	10.83%	6.02%	7.83%	78.9%
___________________________________________________

(1)	Includes future funding commitments of $5.0 million.

(2)	Based on principal amount.

(3)	As of May 5, 2017, we had $451.6 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.34%.

(4)	Excludes three senior participations in mortgage loans sold into a securitization financing transaction.

(5)	Excludes an $8.9 million proportionate interest in a preferred equity investment owned by a joint venture partner.

The following presents our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount as of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017:

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

As of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017, $615.7 million, or 39.4%, of our assets were invested in real estate properties and our portfolio was 93% occupied. The following table presents our real estate property investments as of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017 (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Capacity		Amount(1)
Industrial	1	23	2,077,743	square feet	$107,474
Multi-tenant office	3	14	1,878,968	square feet	319,414
Multifamily	2	2	1,422	units	120,338
Student housing	1	3	2,166	beds	68,436
Total	7	42			$615,662
_____________________________________________

(1)	Based on cost which includes purchase price allocations related to net intangibles, deferred costs and other assets.
Private Equity Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In addition, we may own PE Investments through joint ventures with one or more partners.
As of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017, $173.0 million, or 11.1%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in thousands):

				Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Amount(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions
PE Investment I	49	26	$29,760	$11,876,000	45.4%	$207
PE Investment IIA(4)	24	15	66,984	14,859,000	36.5%	—
PE Investment IIB(4)	—	—	60,312	—	—	—
PE Investment III(5)	2	1	15,986	938,000	—	—
Total	75	42	$173,042	$27,673,000		$207
_______________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2016, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Includes the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)
As of March 31, 2017, our share of the combined deferred amount for PE Investment IIA and PE Investment IIB was $85.7 million. The deferred amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB. In April 2017, PE Investment IIA and PE Investment IIB collectively paid $12.9 million of the deferred amount.

(5)	As of March 31, 2017, the deferred purchase price for PE Investment III recorded in other liabilities was $4.3 million. The remaining portion of the purchase price will be paid on December 31, 2017.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Distributions	Contributions(1)	Net
PE Investment I
Three months ended March 31, 2017	$1,007	$1,919	$2,926	$24	$2,902
February 15, 2013 to March 31, 2017(2)	75,647	101,362	177,009	129,139	47,870

PE Investment IIA
Three months ended March 31, 2017	$800	$755	$1,555	$59	$1,496
July 3, 2013 to March 31, 2017(2)	35,007	74,231	109,238	98,786	10,452

PE Investment IIB
Three months ended March 31, 2017	$1,070	$381	$1,451	$—	$1,451
February 9, 2016 to March 31, 2017(2)	8,020	14,851	22,871	33,798	(10,927)

PE Investment III
Three months ended March 31, 2017	$153	$317	$470	$68	$402
March 30, 2016 to March 31, 2017(2)	1,924	672	2,596	16,659	(14,063)
______________________________________________________________

(1)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

(2)	Represents activity from the respective initial closing date through March 31, 2017.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2016 (the most recently available information):

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
As of March 31, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through May 5, 2017, $155.2 million, or 9.9%, of our assets were invested in CRE securities and consisted of 14 CMBS investments purchased at an aggregate $77.7 million, or 50.1%, discount to par and our average investment size was $11.1 million. As of May 5, 2017, the weighted average expected maturity of our CMBS was 7.2 years.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate falling to 4.4% in April and the Federal Reserve projecting 2.1% GDP growth for 2017, overall macroeconomic conditions remain strong. The Federal Reserve’s March 2017 decision to raise the federal funds rate for the third time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
The results of the referendum passed and the subsequent actions taken to initiate the exit process from the European Union by the United Kingdom and the new U.S. presidential administration elected in November 2016 concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to both outcomes, by quarter-end, the S&P 500 was up 10.4%, the ten year Treasury note’s yield was up 25.8%, the U.S. dollar had strengthened against the Eurozone’s euro by 3.7% and the Dow Jones Industrial Average surpassed 21,000 for the first time ever. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies during 2017.
CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing steady recovery of the economy; (ii) a historically low interest rate environment; (iii) low aggregate new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property level net operating income, continued strong transaction volume or a combination of both. Investor demand in 2016 slowed slightly compared to 2015 as indicated by fewer total real estate transactions despite net operating income at or approaching all-time highs for all property sectors and positive projected 2017 expansion for property-level revenue of 4.3%. In addition, approximately $400 million of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. With CMBS issuance continuing to decline and uncertainty around the Dodd-Frank and capital requirements for banks, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand. As regulatory uncertainty continues to limit CMBS issuance, these developments may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Industry experts estimate a projected total origination volume of approximately $55 billion for 2017, with the shift to non-traditional lenders focused on risk retention resulting in higher underwriting standards that may support market stability and a protracted environment of increasing commercial real estate values.
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
We began raising capital in late 2010 and completed our Total Primary Offering on July 1, 2013. Since the successful completion of our Total Primary Offering, we have only been raising new equity through our DRP. We also entered into term loan facilities that provide up to an aggregate of $550.0 million to finance the origination of CRE first mortgage loans, or our Term Loan Facilities, and our CMBS facilities to make new investments in CMBS, or our CMBS Credit Facilities, and collectively our Credit Facilities. In November 2012 and August 2013, we closed two securitization financing transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. All of the securitization bonds related to our two securitization financing transactions were repaid in January 2015 and January 2017, respectively, and therefore, we no longer hold any interest in securitization financing transactions. Our real estate portfolio is financed with long-term, non-recourse mortgage notes.
The following table presents our investment activity for the three months ended March 31, 2017 and from inception through March 31, 2017, adjusted for our acquisitions and commitments through May 5, 2017 (dollars in thousands):

	Three Months Ended		From Inception Through
	March 31, 2017		May 5, 2017
Investment Type:	Count	Principal Amount/Cost (1)	Count	Principal Amount/Cost(1)
CRE debt	1	$12,000	52	$1,945,305
Operating Real Estate	—	—	42	615,662
PE Investments(2)	—	—	4	353,684
CRE securities	4	21,450	19	204,625
Total	5	$33,450	117	$3,119,276
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is 44%.
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
Our credit facilities currently include three secured term loan facilities, or our Term Loan Facilities, that provide for an aggregate of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate and five CMBS Credit Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. All of the securitization bonds related to our two securitization financing transactions were repaid in January 2015 and January 2017, respectively, and therefore, we no longer hold any interest in securitization financing transactions.
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar

Real Estate Income II, Inc., or NorthStar Income II, a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of March 31, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.
As of March 31, 2017, we had $216.8 million outstanding under our Term Loan Facilities and $25.8 million outstanding under our CMBS Credit Facilities. As of May 5, 2017, we have $333.2 million of available borrowing under our Term Loan Facilities.
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
As of March 31, 2017, each of our CRE debt investments was performing in accordance with the contractual terms of its governing documents in all material respects. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”
Results of Operations
Comparison of the Three Months Ended March 31, 2017 to 2016 (Dollars in Thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$17,027	$20,630	$(3,603)	(17.5)%
Interest expense	2,944	4,735	(1,791)	(37.8)%
Net interest income	14,083	15,895	(1,812)	(11.4)%

Property and other revenues
Rental and other income	21,965	16,371	5,594	34.2%
Total property and other revenues	21,965	16,371	5,594	34.2%

Expenses
Asset management and other fees, related party	4,695	7,628	(2,933)	(38.5)%
Mortgage notes interest expense	4,635	3,710	925	24.9%
Transaction costs	—	1,078	(1,078)	(100.0)%
Property operating expenses	9,420	7,486	1,934	25.8%
General and administrative expenses	2,654	4,402	(1,748)	(39.7)%
Depreciation and amortization	8,689	5,415	3,274	60.5%
Total expenses	30,093	29,719	374	1.3%

Other income (loss)
Unrealized gain (loss) on investments and other	—	(1,579)	1,579	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,955	968	4,987	515.2%
Equity in earnings (losses) of unconsolidated ventures	3,030	7,570	(4,540)	(60.0)%
Income tax benefit (expense)	(407)	(765)	358	(46.8)%
Net income (loss)	$8,578	$7,773	$805	10.4%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$716,337	$14,897	8.32%	$964,541	$18,854	7.82%
CRE securities investments	79,292	2,130	10.75%	63,771	1,776	11.14%
	$795,629	$17,027	8.56%	$1,028,312	$20,630	8.02%
Interest-bearing liabilities:
Securitization bonds payable, net	$19,881	$153	3.08%	$171,557	$2,209	5.15%
Credit facilities	245,883	2,569	4.18%	318,452	2,526	3.17%
Loan collateral payable, net, related party	23,285	222	3.81%	—	—	—
	$289,049	$2,944	4.07%	$490,009	$4,735	3.87%
Net interest income		$14,083			$15,895
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
Interest income decreased by $3.6 million to $17.0 million as a result of a $232.7 million decrease in the average carrying value of our interest-earning assets.
Interest expense decreased by $1.8 million to $2.9 million as a result of a $201.0 million decrease in the average carrying value of our interest-bearing liabilities.
Other Revenues
Rental and Other Income
Rental and other income increased by $5.6 million to $22.0 million as a result of the acquisition of operating real estate during 2016 and improved performance from existing properties.
Expenses
Asset Management and Other Fees, Related Party
Asset management and other fees, related party decreased by $2.9 million to $4.7 million during the three months ended March 31, 2017 compared to $7.6 million during the three months ended March 31, 2016 primarily as a result of a lower level of invested assets during the three months ended March 31, 2017, as well as acquisition and disposition fees incurred during the three months ended March 31, 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $0.9 million to $4.6 million primarily as a result of a mortgage note obtained in connection with the acquisition of an operating real estate portfolio in March 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. There were no transaction costs incurred during the three months ended March 31, 2017. We incurred $1.1 million in transaction costs as a result of acquisition of operating real estate during the three months ended March 31, 2016.

Property Operating Expenses
Property operating expenses increased by $1.9 million to $9.4 million primarily as a result of the acquisition of operating real estate during 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased by $1.7 million to $2.7 million as a result of lower operating expenses reimbursed to our Advisor due to lower average invested assets during three months ended March 31, 2017 as compared to three months ended March 31, 2016.
Depreciation and Amortization
Depreciation and amortization expense increased by $3.3 million to $8.7 million primarily as a result of the acquisition of operating real estate during 2016.
Unrealized Gain (Loss) on Investments
We did not have any unrealized gain (loss) related to our PE Investments during the three months ended March 31, 2017. We recorded an unrealized loss of $1.6 million related to our PE Investments during the three months ended March 31, 2016.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $4.5 million to $3.0 million as a result of a decrease in earnings from PE Investments as they continue to mature.
Income Tax Benefit (Expense)
For the three months ended March 31, 2017 and 2016, we recorded income tax expense of $0.4 million and $0.8 million, respectively, related to our PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, pay operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP. As of May 5, 2017, we had current investable cash (excluding property level and liquidity requirements) of $151.0 million.
Securitization Financing Transactions
In November 2012 and August 2013, we closed two securitization financing transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis. All of the securitization bonds related to our two securitization financing transactions were repaid in January 2015 and January 2017, respectively, and therefore, we no longer hold any interest in securitization financing transactions. In the future, we expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our Term Loan Facilities, although there is no assurance that will be the case.
Credit Facilities
We currently have eight Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate, and five CMBS Credit Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2018 to October 2018 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with final maturity dates ranging from March 2018 to October 2021. The advance rate and maturity date of our CMBS Credit Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of March 31, 2017, we are in compliance with all of our financial covenants under our Credit Facilities.
Secured Borrowing
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II, a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of March 31, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of March 31, 2017, our leverage as a percentage of our cost of investments was 44.0%.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2017	2016	Change
Operating activities	$16,930	$15,252	$1,678
Investing activities	54,800	(44,393)	99,193
Financing activities	(77,175)	20,823	(97,998)
Net change in cash and cash equivalents	$(5,445)	$(8,318)	$2,873
Comparison of the Three Months Ended March 31, 2017 to 2016
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our real estate investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities increased by $1.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of increased income from our operating real estate, partially offset by lower net interest income from our debt investments and lower equity in earnings from our PE Investments, respectively, period over period.

Investing Activities
Our cash flows from investing activities are generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash provided by investing activities increased by $99.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Cash flows provided by investing activities for the three months ended March 31, 2017 was primarily a result of CRE debt and real estate securities repayments, partially offset by origination of a new CRE debt investment and acquisition of real estate securities. Cash flows used in investing activities for the three months ended March 31, 2016 was primarily a result of acquiring and originating investments, including operating real estate, CRE debt and PE Investments, partially offset by the sale of an unconsolidated joint venture and CRE debt repayments.
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock, borrowings on credit facilities, and mortgage notes payable. Our net cash used in financing activities decreased by $98.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Cash flows used in financing activities for the three months ended March 31, 2017 was primarily a result of repayment of securitization bonds payable and credit facilities, partially offset by borrowing from credit facilities. Cash flows provided by financing activities for the three months ended March 31, 2016 was primarily a result of borrowings from a mortgage notes payable and credit facilities, partially offset by the repayment of securitization bonds payable and credit facilities.
Off-Balance Sheet Arrangements
As of March 31, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5. “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by our Company’s independent directors, our Advisor receives a disposition fee of 1.0% of the contract sales price of each CRE investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a CRE debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the CRE debt investment prior to such transaction or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a CRE debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of a CRE investment is generally expensed and included in asset management and other fees, related party in our consolidated statements of operations. A disposition fee for a CRE debt investment incurred in a transaction other than a sale is included in CRE debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor
Operating Costs
Our Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including its independent directors. Our Advisor updates the board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor for the three months ended March 31, 2017 and the amount due to related party as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016(1)	Three Months Ended March 31, 2017		Due to Related Party as of March 31, 2017 (Unaudited)(1)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$10	$4,695	$(4,687)	$18
Acquisition(2)	Real estate debt investments, net / Asset management and other fees, related party	40	120	(160)	—
Disposition(2)	Real estate debt investments, net / Asset management and other fees, related party	—	776	(776)	—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	18	2,566	(2,573)	11
Total		$68	$8,157	$(8,196)	$29
________________________________________

(1)	The balance is included in accounts payable and accrued expenses on our consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees, related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through March 31, 2017, our Advisor waived $1.0 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of March 31, 2017, our Advisor has incurred unreimbursed operating costs on our behalf of $9.6 million that remain eligible to allocate to us.
PE Investments
In connection with our PE Investments, we guaranteed all of our funding obligations that may be due and owed under the governing documents indirectly through an indemnification agreement with NorthStar Realty, which in turn guaranteed the obligations directly to the PE Investment entities. We and NorthStar Realty each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by us and NorthStar Realty. We and NorthStar Realty further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by us or NorthStar Realty, as the case may be. In connection with the mergers, our Sponsor assumed all of NorthStar Realty’s obligations.
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
PE Investment IIB
In February 2016, our board of directors, including all of our independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction from NorthStar Realty, which, following the mergers became a subsidiary of our Sponsor, or PE Investment IIB. We purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased our total ownership from 15% to 29%. We acquired PE Investment IIB for $26.5 million, adjusted for distributions and contributions. With this add-on investment, PE Investment IIA and PE Investment IIB are collectively responsible for 29% of the deferred amount, or $85.7 million as of March 31, 2017. In April 2017, PE Investment IIA and PE Investment IIB collectively paid $12.9 million of the deferred amount.
Secured Borrowing
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II, a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of March 31, 2017 the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.3 million.
Recent Developments
Distribution Reinvestment Plan
From April 1, 2017 through May 5, 2017, we issued 0.6 million shares of common stock pursuant to our DRP, raising proceeds of $5.8 million. As of May 5, 2017, 8.1 million shares were available to be issued pursuant to our DRP.
Distributions
On May 11, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended September 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

Share Repurchases
From April 1, 2017 through May 5, 2017, we repurchased 1.1 million shares for a total of $10.7 million or a weighted average price of $9.47 per share under a share repurchase program, or our Share Repurchase Program or SRP, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We generally fund repurchase requests received during a quarter with proceeds set aside for that purpose, which are not expected to exceed proceeds received from our DRP.
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
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating NAV, since an impairment is taken into account in determining NAV but not in determining MFFO.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2017	2016(1)
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust Inc. common stockholders	$8,404	$7,688
Adjustments:
Depreciation and amortization	8,689	5,415
Depreciation and amortization related to non-controlling interests	(783)	(550)
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$16,310	$12,553
Modified funds from operations:
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$16,310	$12,553
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,080	914
Amortization of capitalized above/below market leases	290	(123)
Acquisition fees and transaction costs on investments	—	3,356
Straight-line rental (income) loss	(343)	(700)
Unrealized (gain) loss on investments and other	—	1,579
Adjustments related to non-controlling interests	(5)	(43)
MFFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$17,332	$17,536
______________________________

(1)	Prior periods have been adjusted to conform to current period presentations.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.92, our annualized distribution amount represents an effective current yield of 7.1%. From January 1, 2017 through March 31, 2017, we paid distributions at an annualized distribution rate of $0.70 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2017 and year ended December 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2017		Year Ended December 31, 2016
Distributions Declared(1)
Cash	$11,999		$53,408
DRP	8,770		43,337
Total	$20,769		$96,745

Sources of Distributions(1)
Funds from Operations(2)	$16,310	79%	$60,286	62%
Offering proceeds	4,459	21%	36,459	38%
Total	$20,769	100%	$96,745	100%

Cash Flow Provided by (Used in) Operations	$16,930		$60,836
_________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through March 31, 2017, we declared distributions of $419.7 million, of which 77% was paid from FFO, 22% was paid from Offering proceeds and 1% was paid from distribution support proceeds. From inception through March 31, 2017, the difference between total distributions paid

(including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $75.4 million, of which $4.6 million related to shares purchased by an affiliate of our Sponsor (previously a subsidiary of NorthStar Realty), pursuant to our Distribution Support Agreement, which terminated in July 2013, and the remainder related to shares issued pursuant to our DRP.
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
As of May 5, 2017, our portfolio is generating a 11.5% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are primarily subject to interest rate risk, credit spread risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions are held for investment and not for trading purposes.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2017, 75.2% of our debt investments, including future funding commitments, were floating rate investments and 49.0% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 8.2% related to the use of our CMBS Credit Facilities. As of March 31, 2017, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $5.7 million annually, net of interest expense.
Credit Spread Risk
The value of our fixed and floating-rate investments also changes with market credit spreads. This means that when the market-demanded risk premium, or credit spread, increases, the value of our fixed and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2017, two CRE debt investments each contributed more than 10% of interest income.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 17, 2017, except as noted below.
We have paid and may continue to pay distributions from sources other than our cash flow provided by operations, and as a result we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering, including our DRP, and we may do so in the future. During the course of our existence, we may not generate sufficient cash flow from operations to fund distributions and, as a result, distributions declared may be paid using proceeds from our DRP. For the three months ended March 31, 2017, we declared distributions of $20.8 million compared to cash provided by operating activities of $16.9 million with $4.5 million, or 21%, of the distributions declared during this period being paid using proceeds from our DRP. For the year ended December 31, 2016, we declared distributions of $96.7 million compared to cash provided by operating activities of $60.8 million with $36.5 million, or 38%, of the distributions declared during this period being paid using proceeds from our DRP.
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
We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or a listing of our shares occurs on a national securities exchange or are included for quotation in a national securities market.

For the three months ended March 31, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—
February 1 to February 28	1,847,639	9.42	1,847,639	(1)
March 1 to March 31	—	—	—
Total	1,847,639		1,847,639
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

As of March 31, 2017, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q or annual reports on Form 10-K.

PART IV
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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 (unaudited) and year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.
Date:	May 11, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

Date:	May 11, 2017	By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer