Form 10-Q
period 2017-06-30
NorthStar Real Estate Income Trust, Inc.
filed 2017-08-09
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
The Company has one class of common stock, $0.01 par value per share, 119,042,873 shares outstanding as of August 4, 2017.

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$174,567	$153,039
Restricted cash	42,005	74,195
Real estate debt investments, net	561,012	745,323
Operating real estate, net	480,936	488,839
Investments in unconsolidated ventures (refer to Note 5)	63,423	90,579
Real estate securities, available for sale	116,691	93,975
Mortgage loans held in a securitization trust, at fair value	918,932	—
Receivables, net	14,771	13,956
Deferred costs and other assets, net	56,304	56,370
Loan collateral receivable, related party	51,262	52,204
Total assets(1)	$2,479,903	$1,768,480
Liabilities
Securitization bonds payable, net	$—	$39,762
Mortgage notes payable, net	394,284	393,410
Credit facilities	199,972	249,156
Mortgage obligations issued by a securitization trust, at fair value	867,698	—
Accounts payable and accrued expenses (refer to Note 8)	15,806	7,930
Escrow deposits payable	24,053	58,453
Distribution payable	6,890	8,192
Other liabilities	16,943	19,191
Loan collateral payable, net, related party (refer to Note 8)	23,358	23,261
Total liabilities(1)	1,549,004	799,355
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 119,774,747 and 120,903,352 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,197	1,209
Additional paid-in capital	1,070,532	1,080,434
Retained earnings (accumulated deficit)	(180,383)	(151,731)
Accumulated other comprehensive income (loss)	21,393	20,175
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	912,739	950,087
Non-controlling interests	18,160	19,038
Total equity	930,899	969,125
Total liabilities and equity	$2,479,903	$1,768,480
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of June 30, 2017, the Operating Partnership includes $1.3 billion and $1.3 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest income
Interest income	$15,633	$19,727	$32,660	$40,357
Interest expense	(3,162)	(4,411)	(6,106)	(9,146)
Interest income on mortgage loans held in a securitization trust	3,882	—	3,882	—
Interest expense on mortgage obligations issued by a securitization trust	(3,620)	—	(3,620)	—
Net interest income	12,733	15,316	26,816	31,211

Property and other revenues
Rental and other income	21,973	20,116	43,938	36,487
Total property and other revenues	21,973	20,116	43,938	36,487

Expenses
Asset management and other fees, related party	4,542	5,709	9,237	13,337
Mortgage notes interest expense	4,720	4,632	9,355	8,342
Other expenses related to securitization trust	13	—	13	—
Transaction costs	1,556	649	1,556	1,727
Property operating expenses	10,038	9,073	19,458	16,559
General and administrative expenses	2,608	3,769	5,262	8,171
Depreciation and amortization	8,763	6,490	17,452	11,905
Total expenses	32,240	30,322	62,333	60,041

Other income (loss)
Unrealized gain (loss) on investments	—	(1,820)	—	(3,399)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,466	3,290	8,421	4,258
Equity in earnings (losses) of unconsolidated ventures	2,483	6,502	5,513	14,072
Income tax benefit (expense)	(181)	(690)	(588)	(1,455)
Net income (loss)	4,768	9,102	13,346	16,875
Net (income) loss attributable to non-controlling interests	(151)	(198)	(325)	(283)
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$4,617	$8,904	$13,021	$16,592
Net income (loss) per share of common stock, basic/diluted	$0.04	$0.07	$0.11	$0.14
Weighted average number of shares of common stock outstanding, basic/diluted	119,835,674	120,739,096	120,110,790	119,751,651
Distributions declared per share of common stock	$0.17	$0.20	$0.35	$0.40

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$4,768	$9,102	$13,346	$16,875
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(692)	2,788	1,218	2,217
Total other comprehensive income (loss)	(692)	2,788	1,218	2,217
Comprehensive income (loss)	4,076	11,890	14,564	19,092
Comprehensive (income) loss attributable to non-controlling interests	(151)	(198)	(325)	(283)
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$3,925	$11,692	$14,239	$18,809

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	120,758	$1,207	$1,078,154	$(86,938)	$21,901	$1,014,324	$17,687	$1,032,011
Non-controlling interests - contributions	—	—	—	—	—	—	4,473	4,473
Non-controlling interests - distributions	—	—	—	—	—	—	(3,377)	(3,377)
Proceeds from distribution reinvestment plan	4,467	45	43,501	—	—	43,546	—	43,546
Shares redeemed for cash	(4,349)	(43)	(41,412)	—	—	(41,455)	—	(41,455)
Issuance and amortization of equity-based compensation	27	—	191	—	—	191	—	191
Other comprehensive income (loss)	—	—	—	—	(1,726)	(1,726)	—	(1,726)
Distributions declared	—	—	—	(96,745)	—	(96,745)	—	(96,745)
Net income (loss)	—	—	—	31,952	—	31,952	255	32,207
Balance as of December 31, 2016	120,903	$1,209	$1,080,434	$(151,731)	$20,175	$950,087	$19,038	$969,125
Non-controlling interests - contributions	—	—	—	—	—	—	37	37
Non-controlling interests - distributions	—	—	—	—	—	—	(1,240)	(1,240)
Proceeds from distribution reinvestment plan	1,835	18	18,115	—	—	18,133	—	18,133
Shares redeemed for cash	(2,983)	(30)	(28,129)	—	—	(28,159)	—	(28,159)
Issuance and amortization of equity-based compensation	20	—	112	—	—	112	—	112
Other comprehensive income (loss)	—	—	—	—	1,218	1,218	—	1,218
Distributions declared	—	—	—	(41,673)	—	(41,673)	—	(41,673)
Net income (loss)	—	—	—	13,021	—	13,021	325	13,346
Balance as of June 30, 2017 (unaudited)	119,775	$1,197	$1,070,532	$(180,383)	$21,393	$912,739	$18,160	$930,899

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,346	$16,875
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(5,513)	(14,072)
Depreciation and amortization	17,452	11,905
Straight-line rental income	(741)	(896)
Amortization of capitalized above/below market leases	603	(180)
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(2,076)	(705)
Amortization of deferred financing costs	1,994	1,466
Interest accretion on investments	(3,787)	(3,218)
Distributions of cumulative earnings from unconsolidated ventures (refer to Note 5)	5,513	14,072
Unrealized (gain) loss on investments	—	3,399
Amortization of equity-based compensation	112	78
Deferred income tax expense	246	449
Changes in assets and liabilities:
Restricted cash	(3,387)	(2,144)
Receivables, net	3,810	3,785
Deferred costs and other assets	(8,962)	371
Due to related party	(102)	295
Accounts payable and accrued expenses	3,816	1,166
Other liabilities	(1,026)	1,764
Net cash provided by (used in) operating activities	21,298	34,410
Cash flows from investing activities:
Origination and funding of real estate debt investments, net	(13,403)	(109,187)
Repayment on real estate debt investments	201,131	162,423
Repayment on loan collateral receivable, related party	942	921
Acquisition of operating real estate	—	(103,384)
Improvements of operating real estate	(2,630)	(2,431)
Investments in unconsolidated ventures (refer to Note 5)	(12,936)	(49,704)
Proceeds from sale of unconsolidated ventures	—	59,760
Distributions in excess of cumulative earnings from unconsolidated ventures (refer to Note 5)	40,229	28,766
Acquisition of real estate securities, available for sale	(75,536)	(9,322)
Repayment of real estate securities, available for sale	4,694	3,064
Change in restricted cash	1,177	815
Net cash provided by (used in) investing activities	143,668	(18,279)
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	18,133	22,048
Shares redeemed for cash	(28,159)	(20,505)
Distributions paid on common stock	(42,975)	(48,363)
Borrowings from mortgage notes	321	69,945
Repayment of mortgage notes	(108)	(101)
Borrowings from credit facilities	28,302	36,366
Repayment of credit facilities	(77,486)	(28,253)
Repayment of securitization bonds	(39,762)	(104,148)
Payment of deferred financing costs	(501)	(2,761)
Contributions from non-controlling interests	37	4,346
Distributions to non-controlling interests	(1,240)	(667)
Net cash provided by (used in) financing activities	(143,438)	(72,093)
Net increase (decrease) in cash and cash equivalents	21,528	(55,962)
Cash and cash equivalents - beginning of period	153,039	127,890
Cash and cash equivalents - end of period	$174,567	$71,928

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits payable related to real estate debt investments	$34,400	$18,732
Accrual of distribution payable	6,890	7,928
Non-cash related to PE Investments (refer to Note 5)	3,344	3,865
Consolidation of securitization trust (VIE asset / liability)	871,580	—
Acquisition of operating real estate / reduction of CRE debt investment(1)	—	67,493
_______________________________________

(1)	Non-cash activity occurred in connection with taking title to collateral.

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
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are NS Real Estate Income Trust Advisor, LLC (the “Prior Advisor”) and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2017 and December 31, 2016. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of June 30, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
The Company raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through August 4, 2017, the Company has raised an additional $0.2 billion in gross proceeds pursuant to the DRP.

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
As of June 30, 2017, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership, the Investing VIE (as discussed below) and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of June 30, 2017 is $348.6 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheet as of June 30, 2017 is $324.4 million collateralized by the real estate assets of the related consolidated VIEs.
Investing VIEs
The Company’s investments in securitization financing entities (“Investing VIEs”), include subordinate first-loss tranches of the securitization trust, which represent interests in such VIE. Investing VIEs are structured as pass through entities that receive principal and interest payments from the underlying debt collateral assets and distribute those payments to the securitization trust’s certificate holders, including the most subordinate tranches of the securitization trust. Generally, a securitization trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint and remove the special servicer for the trust, and as such may qualify as the primary beneficiary of the trust.
If it is determined that the Company is the primary beneficiary of an Investing VIE as a result of acquiring the subordinate first-loss tranches of the securitization trust, the Company would consolidate the assets, liabilities, income and expenses of the entire Investing VIE. The assets held by an Investing VIE are restricted and can only be used to fulfill its own obligations. The obligations of an Investing VIE have neither any recourse to the general credit of the Company as the consolidator of an Investing VIE, nor to any of the Company’s other consolidated entities.
As of June 30, 2017, the Company held subordinate tranches of the securitization trust in an Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represent the retained interest and related interest income, are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expense of the entire Investing VIE are presented in the consolidated financial statement of the Company. As a result, although the Company legally owns the subordinate tranches of the securitization trust only, U.S. GAAP requires the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIEs. Interest income and interest expense associated with this VIE will be recorded separately on the consolidated statements of operations. The Company will separately present the assets and liabilities of its consolidated Investing VIEs as “Mortgage loans held in a securitization trust, at fair value” and “Mortgage obligations issued by a securitization trust, at fair value,” respectively, on its consolidated balance sheets. Refer to Note 12, “Fair Value” for further discussion.
The Company has adopted guidance issued by the FASB, allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”), such as its Investing VIEs, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the liabilities of the Company’s Investing VIE are marketable securities with observable trade data, their fair value is more observable and will be referenced to determine the fair value for assets of its Investing VIE. Refer to section “Fair Value Option” below for further discussion.
Unconsolidated VIEs
As of June 30, 2017, the Company identified unconsolidated VIEs related to its securities investments, PE investments and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2017 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$116,691	$116,691
Investments in unconsolidated ventures	16,031	16,031
Real estate debt investments, net(1)	142,383	142,383
Total assets	$275,105	$275,105
_______________________________________

(1)	Includes loan collateral receivable, related party of $51.3 million.
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of June 30, 2017. The Company did not provide financial support to the unconsolidated VIEs during the six months ended June 30, 2017. As of June 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company may elect to apply the fair value option for certain investments due to the nature of the instrument. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
The Company has elected the fair value option for PE Investments. The Company has also elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company has adopted guidance issued by the FASB allowing the Company to measure both the financial assets and liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net in the consolidated statements of operations. As of June 30, 2017, the Company held subordinate tranches of a securitization trust, which represent the Company’s retained interest in the securitization trust, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs and Other Assets, Net and Other Liabilities
The following tables present a summary of deferred costs and other assets, net and other liabilities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Deferred costs and other assets, net:
Intangible assets, net(1)	$34,272	$41,375
Deferred commissions and leasing costs	9,905	10,287
Deferred financing costs, net - credit facilities	2,067	2,772
Prepaid expenses	9,179	1,386
Deposits	538	550
Other	343	—
Total	$56,304	$56,370

	June 30, 2017 (Unaudited)	December 31, 2016
Other liabilities:
Intangible liabilities, net(2)	$7,481	$8,506
PE Investments deferred purchase price, net	4,050	4,248
Prepaid rent and unearned revenue	3,753	4,601
Tenant security deposits	1,494	1,433
Other	165	403
Total	$16,943	$19,191
_______________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. For the six months ended June 30, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income.  A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2017, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of June 30, 2017, the Company did not have any impaired operating real estate.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2017, the Company did not have any OTTI recorded on its CRE securities.
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
For the three and six months ended June 30, 2017, the Company recorded income tax expense of $0.2 million and $0.6 million, respectively. For the three and six months ended June 30, 2016, the Company recorded income tax expense of $0.7 million and $1.5 million, respectively.
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
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing. As of June 30, 2017, the carrying value of CRE debt investments that did not meet the requirements of sale accounting was $23.7 million and recorded in real estate debt investments, net with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million. Refer to Note 7, “Borrowings” for additional information.
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company has commenced the process of adopting the new revenue standard; including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of this standard. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company’s escalation income includes lease-related executory cost payments (payments for maintenance activities, including common area maintenance, such as cleaning services) which are considered non-lease components and subject to the new standard on revenue recognition. The Company expects to apply the revenue recognition guidance related to its non-lease components within leases on January 1, 2019, upon its adoption of the lease accounting update. The Company expects that the impact will be to the pattern of revenue recognition and not the total revenue recognized over time. The Company is still completing its assessment of the overall impact of adopting this update.
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
In February 2017, the FASB issued an accounting update which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets.  In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates.

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	10	$395,225	$391,862	70.1%	—%	5.66%	6.98%	100.0%
Mezzanine loans(5)	5	78,748	78,734	14.0%	12.20%	11.00%	12.31%	36.2%
Preferred equity interests(6)	1	90,001	90,416	15.9%	10.00%	—%	10.00%	—%
Total/Weighted average	16	$563,974	$561,012	100.0%	10.79%	6.02%	8.22%	75.1%
_______________________________________

(1)	Includes future funding commitments of $3.6 million.

(2)
Certain CRE debt investments, including loan collateral receivable, related party, serve as collateral for financing transactions including $356.7 million for term loan facilities and $23.7 million for secured borrowings (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of June 30, 2017, the Company had $364.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.36%.

(5)
During the six months ended June 30, 2017, the Company originated one mezzanine loan with an aggregate committed principal amount of $12.0 million and received $200.6 million related to the repayment of three first mortgage loans and one mezzanine loan.

(6)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $81.0 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

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
_______________________________________

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2017 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
July 1 to December 31, 2017	$89,850	$—
Years Ending December 31:
2018	70,101	49,850
2019	210,901	71,500
2020	12,000	45,050
2021	90,001	204,452
Thereafter	91,121	193,122
Total	$563,974	$563,974
_______________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2017, the weighted average maturity, including extensions, of CRE debt investments was 4.6 years.
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
As of June 30, 2017, all CRE debt investments were performing in accordance with the contractual terms of their governing documents in all material respects and were categorized as performing loans. There were no CRE debt investments with contractual payments past due as of June 30, 2017 and December 31, 2016. For the six months ended June 30, 2017, two CRE debt investments each contributed more than 10.0% of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net, as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Land and improvements	$96,158	$96,011
Buildings and improvements(1)	432,426	430,776
Furniture, fixtures and equipment	5,305	4,472
Subtotal	$533,889	$531,259
Less: Accumulated depreciation	(52,953)	(42,420)
Operating real estate, net	$480,936	$488,839
_______________________________________

(1)	Includes tenant improvements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Investments in Unconsolidated Ventures
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
_______________________________________

(1)	Represents the net asset value (“NAV”) date that served as the basis for the purchase price on which the Company agreed to acquire the respective PE Investment.

The following tables summarize the Company’s PE Investments as of June 30, 2017 and December 31, 2016 and activity for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Carrying Value		Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	June 30, 2017 (Unaudited)	December 31, 2016	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment
PE Investment I(2)	$26,359	$31,655	$560	$3,961	$—	$1,769	$6,094	$205
PE Investment IIA(3)	12,505	23,360	640	17,447	6,648	1,699	7,129	7,821
PE Investment IIB(3)	8,528	19,329	1,109	17,734	6,205	2,345	6,654	7,300
PE Investment III(4)	16,031	16,235	174	198	69	689	118	—
Total	$63,423	$90,579	$2,483	$39,340	$12,922	$6,502	$19,995	$15,326
_______________________________________

(1)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

(2)
For PE Investment I, the Company did not have any unrealized gain (loss) for the three months ended June 30, 2017. The Company recorded an unrealized loss of $1.8 million for the three months ended June 30, 2016.

(3)
As of June 30, 2017, the Company’s share of the combined deferred amount for PE Investment IIA and PE Investment IIB was $72.8 million. The deferred amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB. The Company guaranteed its proportionate interest of the deferred amount. The Company determined there was an immaterial amount of fair value related to the guarantee.

(4)	As of June 30, 2017, the deferred purchase price for PE Investment III recorded in other liabilities was $4.2 million. The remaining portion of the purchase price will be paid on December 31, 2017.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Carrying Value		Six months ended June 30, 2017			Six Months Ended June 30, 2016
	June 30, 2017 (Unaudited)	December 31, 2016	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment
PE Investment I(2)	$26,359	$31,655	$1,567	$6,887	$24	$5,705	$20,145	$206
PE Investment IIA(3)	12,505	23,360	1,440	19,002	6,707	3,358	11,523	7,821
PE Investment IIB(3)	8,528	19,329	2,179	19,185	6,205	3,648	9,263	33,798
PE Investment III(4)	16,031	16,235	327	668	137	689	1,907	16,502
Total	$63,423	$90,579	$5,513	$45,742	$13,073	$13,400	$42,838	$58,327
_______________________________________

(1)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

(2)
For PE Investment I, the Company did not have any unrealized gain (loss) for the six months ended June 30, 2017. The Company recorded an unrealized loss of $3.4 million for the six months ended June 30, 2016.

(3)
As of June 30, 2017, the Company’s share of the combined deferred amount for PE Investment IIA and PE Investment IIB was $72.8 million. The deferred amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB. The Company guaranteed its proportionate interest of the deferred amount. The Company determined there was an immaterial amount of fair value related to the guarantee.

(4)	As of June 30, 2017, the deferred purchase price for PE Investment III recorded in other liabilities was $4.2 million. The remaining portion of the purchase price will be paid on December 31, 2017.
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
Investments in CRE Securities
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon(2)
June 30, 2017 (Unaudited)	15	$167,719	$95,298	$22,141	$(748)	$116,691	3.70%	10.65%
December 31, 2016	11	138,438	73,800	21,616	(1,441)	93,975	3.85%	10.78%
_______________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $46.6 million for the CMBS Credit Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized loss in OCI for the three months ended June 30, 2017 of $0.7 million and unrealized gain for the six months ended June 30, 2017 of $1.2 million. The Company recorded unrealized gain in OCI for the three and six months ended June 30, 2016 of $2.8 million and $2.2 million, respectively. As of June 30, 2017, the Company held four securities with an aggregate carrying value of $32.0 million with an unrealized loss of $0.7 million, none of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of June 30, 2017, the weighted average contractual maturity of CRE securities was 31.4 years with an expected maturity of 6.9 years.
Investments in Investing VIEs
In June 2017, the Company purchased the subordinate tranches of the $959.0 million securitization trust (UBS 2017-C1), which is secured by a pool of 67 mortgage loans. The securitization trust issued $846.3 million of permanent, non-recourse, investment grade securitization bonds, or offered certificates, which were purchased by unrelated third parties, and $112.7 million of subordinate

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

non-offered certificates. The Company purchased $102.6 million of the non-offered certificates at a discount to par of $51.4 million, or 50.1%. The non-offered certificates have a fixed coupon of 4.84% and produce a bond equivalent yield of 10.35%.
The Company is the securitization trust’s directing certificate holder and has the ability to appoint and replace the special servicer on all mortgage loans. As such, U.S. GAAP requires the Company to consolidate the assets, liabilities, income and expenses of the securitization trust as an Investing VIE. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
Other than the securities represented by the Company’s subordinate tranches of the securitization trust, the Company does not have any claim to the assets or exposure to the liabilities of the securitization trust. The original issuer, an unrelated third party, guarantees the interest and principal payments related to the investment grade securitization bonds in the securitization trust, therefore these obligations do not have any recourse to the general credit of the Company as the consolidator of the securitization trust. The Company’s maximum exposure to loss would not exceed the carrying value of its retained investment in the securitization trust, or the subordinate tranches of the securitization trust.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of June 30, 2017 (dollars in thousands):

June 30, 2017 (Unaudited)
Assets
Mortgage loans held in a securitization trust, at fair value	$918,932
Receivables, net	3,882
Total assets	$922,814
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$867,698
Accounts payable and accrued expenses	3,882
Total liabilities	$871,580
As of June 30, 2017, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $959.0 million and $856.4 million, respectively.
The Company elected the fair value option to measure the assets and liabilities of the securitization trust, which requires that changes in valuations of the securitization trust be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in a securitization trust and the carrying value of the mortgage obligations issued by a securitization trust was $51.2 million as of June 30, 2017 and approximates the fair value of the Company’s underlying investment in the subordinate tranches of the securitization trust. Refer to Note 12, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIE.
The following table presents the activity recorded for the three and six months ended June 30, 2017 related to the consolidated securitization trust on the consolidated statement of operations. The value of $0.2 million for net income attributable to the Company’s common stockholders represents the net income generated from the Company’s investment in the subordinate tranches of the securitization trust (dollars in thousands):

Three and Six Months Ended June 30, 2017 (Unaudited)
Statement of Operations
Interest income on mortgage loans held in a securitization trust	$3,882
Interest expense on mortgage obligations issued by a securitization trust	(3,620)
Net interest income	262
Other expenses related to securitization trust	13
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	—
Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$249

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of June 30, 2017 and December 31, 2016 (dollars in thousands):

						June 30, 2017 (Unaudited)		December 31, 2016
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization financing transaction		Non-recourse(2)	Aug-29	LIBOR + 5.00%		$—	$—	$39,762	$39,762

Mortgage notes payable, net
Multifamily 1		Non-recourse(2)	Dec-23	4.84%		43,500	43,001	43,500	42,967
Multifamily 2		Non-recourse(2)	Dec-23	4.94%		43,000	42,475	43,000	42,440
Office 1		Non-recourse(2)	Oct-24	4.47%		108,850	108,610	108,850	108,595
Office 2		Non-recourse(2)	Jan-25	4.30%		77,700	77,543	77,700	77,535
Student housing 1		Non-recourse(2)	Jan-24	5.15%		16,000	15,787	16,000	15,774
Student housing 2(3)		Non-recourse(2)	Dec-20	5.27%		12,303	12,506	12,411	12,644
Student housing 3		Non-recourse(2)	Nov-26	3.98%		24,750	24,499	24,750	24,485
Industrial 1		Non-recourse(2)	Apr-21	LIBOR + 2.50%		70,723	69,863	70,402	68,970
Subtotal mortgage notes payable, net						396,826	394,284	396,613	393,410

Term loan facilities
Citibank facility	$150,000	Limited Recourse(4)	Oct-21(5)	LIBOR + 2.63%	(6)	24,150	24,150	21,350	21,350
Deutsche Bank facility	200,000	Limited Recourse(7)	Mar-18	LIBOR + 2.45%	(8)	99,953	99,953	112,919	112,919
Morgan Stanley facility	200,000	Limited Recourse(9)	Oct-18(10)	LIBOR + 2.31%	(11)	42,185	42,185	92,700	92,700
Subtotal term loan facilities	$550,000					166,288	166,288	226,969	226,969

CMBS credit facilities
UBS facility		Recourse	(12)			—	—	—	—
Morgan Stanley facility		Recourse	(12)			—	—	—	—
Citibank facility		Recourse	(12)	LIBOR + 1.49%		18,207	18,207	11,034	11,034
Merrill Lynch facility		Recourse	(12)	LIBOR + 1.50%		—	—	2,989	2,989
JP Morgan facility		Recourse	(12)	LIBOR + 1.50%		15,477	15,477	8,164	8,164
Subtotal CMBS credit facilities						33,684	33,684	22,187	22,187
Subtotal credit facilities						199,972	199,972	249,156	249,156

Loan collateral payable, net, related party
Secured borrowing(13)		Non-recourse	May-19	LIBOR + 3.08%		23,729	23,358	23,729	23,261
Total						$620,527	$617,614	$709,260	$705,589
_______________________________________

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

(6)	The contractual interest rate depends upon asset type and characteristics. As of June 30, 2017 the rate was one-month LIBOR plus 2.63%.

(7)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(8)	Represents the weighted average spread as of June 30, 2017. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.42% to 2.62%.

(9)	Recourse solely with respect to 25.0% of the financed amount.

(10)	The initial maturity is October 13, 2018. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of the global financial institution.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(11)	Represents the weighted average spread as of June 30, 2017. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.25% to 2.50%.

(12)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from two to three months.

(13)
Represents a secured borrowing financing transaction recorded in loan collateral payable, net, related party in connection with three first mortgage loans recorded in real estate debt investments, net. Refer to discussion below for additional detail.

The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2017 (dollars in thousands):

	Total	Mortgage Notes Payable, Net	Credit Facilities	Loan collateral payable, net, related party
July 1 to December 31, 2017	$33,684	$—	$33,684	$—
Years Ending December 31:
2018	142,138	—	142,138	—
2019	23,729	—	—	23,729
2020	12,303	12,303	—	—
2021	94,873	70,723	24,150	—
Thereafter	313,800	313,800	—	—
Total	$620,527	$396,826	$199,972	$23,729
Securitization Financing Transactions
The Company entered into two securitization financing transactions collateralized by CRE debt investments. All of the securitization bonds related to the two securitization financing transactions were repaid in January 2015 and January 2017, respectively, and therefore, the Company no longer holds any interest in securitization financing transactions.
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of June 30, 2017, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of June 30, 2017, the Company had $356.7 million carrying value of CRE debt investments, including loan collateral receivable, related party, financed with $166.3 million under the Term Loan Facilities.
CMBS Credit Facilities
As of June 30, 2017, the Company has entered into five master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of June 30, 2017, the Company had $46.6 million carrying value of CRE securities, financed with $33.7 million under its CMBS Credit Facilities.
Secured Borrowing
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of the mortgage loans through a securitization financing transaction entered into by NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), a company managed by an affiliate of the Sponsor. The Company sold three senior participations at cost into the securitization transaction. The Company did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on the Company’s consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information. As of June 30, 2017, the carrying value of CRE debt

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.

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
In June 2017, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2017 upon terms identical to those in effect through June 30, 2017.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the six months ended June 30, 2017 and the amount due to related party as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement	Financial Statement Location	Due to (from) Related Party as of December 31, 2016(1)	Six Months Ended June 30, 2017		Due to (from) Related Party as of June 30, 2017 (Unaudited)(1)
			Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$10	$9,237	$(9,268)	$(21)
Acquisition(2)	Real estate debt investments, net / Asset management and other fees, related party	40	120	(160)	—
Disposition(2)	Real estate debt investments, net / Asset management and other fees, related party	—	2,055	(2,055)	—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	18	4,940	(4,971)	(13)
Total		$68	$16,352	$(16,454)	$(34)
_______________________________________

(1)	The due to balance is included in accounts payable and accrued expenses and due from balance is included in deferred costs and other assets, net on the Company’s consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees, related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2017, the Advisor waived $1.6 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of June 30, 2017, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $9.6 million that remain eligible to allocate to the Company.
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
PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction (“PE Investment IIB”) from NorthStar Realty, which following the mergers became a subsidiary of the Sponsor. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million, adjusted for distributions and contributions. With this add-on investment, PE Investment IIA and PE Investment IIB are collectively responsible for 29.0% of the deferred amount, or $72.8 million as of June 30, 2017.
Secured Borrowing
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of the mortgage loans through a securitization financing transaction entered into by NorthStar Income II, a company managed by an affiliate of the Sponsor. The Company sold three senior participations at cost into the securitization transaction. The Company did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on the Company’s consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information. As of June 30, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2017, the Company’s independent and non-management directors were granted a total of 121,364 shares of restricted common stock for an aggregate $1.2 million, based on the share price on the date of each grant. Unvested shares totaled 28,046 and 20,462 as of June 30, 2017 and December 31, 2016, respectively. The restricted stock outstanding generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability or (ii) a change in control of the Company. A maximum of 2,000,000 shares of restricted common stock may be granted, of which 1,878,636 shares remain available for future grants as of June 30, 2017.
The Company recognized equity-based compensation expense of $55,556 and $111,805 for the three and six months ended June 30, 2017, respectively, and $42,412 and $78,279 for the three and six months ended June 30, 2016, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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
Since April 2017, pursuant to the terms of the DRP, effective on April 14, 2017, the price per share purchased pursuant to the DRP was $9.92, which is equal to the estimated value per share of the Company’s common stock as of December 31, 2016, until such time as the Company establishes a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. The Company expects that the next estimated value per share will be based upon assets and liabilities as of December 31, 2017.
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
For the six months ended June 30, 2017, the Company issued 1.8 million shares totaling $18.1 million of proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 4.5 million shares totaling $43.5 million of proceeds pursuant to the DRP. From inception through June 30, 2017, the Company issued 20.1 million shares totaling $192.6 million of proceeds pursuant to the DRP.
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
The following table presents distributions declared for the six months ended June 30, 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,121	$3,084	$7,205
February	3,718	2,711	6,429
March	4,160	2,975	7,135
April	4,054	2,858	6,912
May	4,155	2,947	7,102
June	4,038	2,852	6,890
Total	$24,246	$17,427	$41,673
_______________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (as amended, the “Share Repurchase Program” or “SRP”). The Company may not repurchase shares unless a

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

stockholder has held shares for one year. However, the Company may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). For the six months ended June 30, 2017, the Company repurchased 3.0 million shares of common stock for a total of $28.2 million or a weighted average price of $9.44 per share. For the year ended December 31, 2016, the Company repurchased 4.3 million shares of common stock for a total of $41.5 million or a weighted average price of $9.53 per share. The Company generally funds repurchase requests received during a quarter with proceeds set aside for that purpose, which are not expected to exceed proceeds received from its DRP. As of June 30, 2017, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership and was a de minimis amount for the three and six months ended June 30, 2017 and 2016.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to other non-controlling interest for the three and six months ended June 30, 2017 was $0.2 million and $0.3 million, respectively. Net income (loss) attributable to other non-controlling interest for the three and six months ended June 30, 2016 was $0.2 million and $0.3 million, respectively.

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
Investing VIEs
As discussed in Note 6, “Real Estate Securities, Available for Sale,” the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIE. The Investing VIE is “static,” that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIE is more observable, but in either case, the methodology results in the fair value of the assets of the securitization trust being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the securitization trust is more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trust are not readily marketable and their fair value measurement requires information that may be limited in availability.
In determining the fair value of the trusts financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s collateralized mortgage obligations are classified as Level 2 of the fair value hierarchy, where a third-party pricing service or broker quotations are available, and as Level 3 of the fair value hierarchy, where internal price is utilized which may have less observable pricing. In accordance with ASC 810, Consolidation, the assets of the securitization trust is an aggregate value derived from the fair value of the trust liabilities, and the Company has determined that the valuation of the trust assets in their entirety including its retained interests from the securitization (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 of the fair value hierarchy.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures	$—	$—	$63,423	$63,423	$—	$—	$90,579	$90,579
Real estate securities, available for sale	—	116,691	—	116,691	—	93,975	—	93,975
Mortgage loans held in a securitization trust, at fair value	—	—	918,932	918,932	—	—	—	—
Derivative assets	—	341	—	341	—	—	—	—
Liabilities:
Derivative liabilities	$—	$—	$—	$—	$—	$186	$—	$186
Mortgage obligations issued by a securitization trust, at fair value	—	867,698	—	867,698	—	—	—	—
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Six Months Ended June 30, 2017 (Unaudited)		Year Ended December 31, 2016
	PE Investments	CRE Securities(1)	PE Investments
Beginning balance	$90,579	$—	$98,754
Contributions(2)/purchases	13,073	926,886	59,646
Distributions/paydowns	(45,742)	—	(88,525)
Equity in earnings	5,513	—	24,136
Unrealized gain (loss)	—	(7,954)	(3,432)
Ending balance	$63,423	$918,932	$90,579
_______________________________________

(1)
For the six months ended June 30, 2017, unrealized loss of $8.0 million related to mortgage loans held in a securitization trust, at fair value was offset by unrealized gain of $8.0 million related to mortgage obligations issued by a securitization trust, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.
For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the six months ended June 30, 2017 and the year ended December 31, 2016, the key unobservable inputs used in the analysis of PE Investments included discount rates with a weighted average of 9.8% and 14.7%, respectively, and timing and amount of expected future cash flow. For the six months ended June 30, 2017, the key unobservable inputs used in the analysis of CRE securities included a weighted average yield of 14.7% and a weighted average life of 10.0 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three and six months ended June 30, 2017, the Company did not have any unrealized gain (loss) for financial assets for which the fair value option was elected. For the three and six months ended June 30, 2016, the Company recorded an unrealized loss of $1.8 million and $3.4 million respectively. These amounts, when incurred, are recorded as unrealized gain (loss) on investments in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of June 30, 2017 and December 31, 2016, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)				December 31, 2016
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$560,356	(2)	$561,012	$560,356	$744,297	(2)	$745,323	$755,317
Real estate securities, available for sale(3)	167,719		116,691	116,691	138,438		93,975	93,975
Loan collateral receivable, related party(4)	51,262		51,262	51,262	52,204		52,204	50,941
Financial liabilities:(1)
Securitization bonds payable, net	$—		$—	$—	$39,762		$39,762	$39,961
Mortgage notes payable, net	396,826		394,284	396,826	396,613		393,410	356,031
Credit facilities	199,972		199,972	199,972	249,156		249,156	249,156
Loan collateral payable, net, related party(5)	23,729		23,358	23,729	23,729		23,261	23,050
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Excludes future funding commitments of $3.6 million and $23.2 million, as of June 30, 2017 and December 31, 2016, respectively.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

(4)	Represents one senior loan participation interest in a first mortgage loan (Refer to Note 7).

(5)	Represents three senior loan participation interests in first mortgage loans (Refer to Note 7).
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
Real Estate Debt Investments, Net / Loan Collateral Receivable, Related Party / Loan Collateral Payable, Net, Related Party
For CRE debt investments, including loan collateral receivable, related party and loan collateral payable, net, related party, fair values were determined: (i) by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or (ii) based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. As of the reporting date, the Company believes the principal amount approximates fair value. These fair value measurements of CRE debt, including loan collateral receivable, related party, are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Mortgage Notes Payable, Net
For mortgage notes payable, net, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. As of the reporting date, the Company believes the principal amount approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios, equity in earnings of unconsolidated ventures, including from PE Investments, and from rental and other income from its real estate equity investments. CRE securities include the Company’s investment in the subordinate tranches of the securitization trust which are eliminated in consolidation. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

Three Months Ended June 30, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities		Corporate	Subtotal	Investing VIE(1)		Total
Net interest income	$9,748	$—	$2,601	(2)	$371	$12,720	$13	(2)	$12,733
Rental and other income	—	21,973	—		—	21,973	—		21,973
Asset management and other fees, related party	—	—	—		(4,542)	(4,542)	—		(4,542)
Mortgage notes interest expense	—	(4,720)	—		—	(4,720)	—		(4,720)
Other expenses related to securitization trust	—	—	—		—	—	(13)		(13)
Transaction costs	(133)	—	(221)		(1,202)	(1,556)	—		(1,556)
Property operating expenses	—	(10,038)	—		—	(10,038)	—		(10,038)
General and administrative expenses	(108)	(7)	(13)		(2,480)	(2,608)	—		(2,608)
Depreciation and amortization	—	(8,763)	—		—	(8,763)	—		(8,763)
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	—	—	(17)		17	—	—		—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	9,507	(1,555)	2,350		(7,836)	2,466	—		2,466
Equity in earnings (losses) of unconsolidated ventures	—	2,483	—		—	2,483	—		2,483
Income tax benefit (expense)	—	(181)	—		—	(181)	—		(181)
Net income (loss)	$9,507	$747	$2,350		$(7,836)	$4,768	$—		$4,768
_________________________________________________

(1)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in CRE securities.

(2)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended June 30, 2017, a de minimis amount was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

Three Months Ended June 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$13,580	$—	$1,736	$—	$15,316
Rental and other income	—	20,116	—	—	20,116
Asset management and other fees - related party	—	—	—	(5,709)	(5,709)
Mortgage notes interest expense	—	(4,632)	—	—	(4,632)
Transaction costs	—	(470)	—	(179)	(649)
Property operating expenses	—	(9,073)	—	—	(9,073)
General and administrative expenses	(222)	(56)	—	(3,491)	(3,769)
Depreciation and amortization	—	(6,490)	—	—	(6,490)
Unrealized gain (loss) on investments	—	(1,820)	—	—	(1,820)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	13,358	(2,425)	1,736	(9,379)	3,290
Equity in earnings (losses) of unconsolidated ventures	—	6,502	—	—	6,502
Income tax benefit (expense)	—	(690)	—	—	(690)
Net income (loss)	$13,358	$3,387	$1,736	$(9,379)	$9,102

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six Months Ended June 30, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities		Corporate	Subtotal	Investing VIE(1)		Total
Net interest income	$21,678	$—	$4,709	(2)	$416	$26,803	$13	(2)	$26,816
Rental and other income	—	43,938	—		—	43,938	—		43,938
Asset management and other fees, related party	—	—	—		(9,237)	(9,237)	—		(9,237)
Mortgage notes interest expense	—	(9,355)	—		—	(9,355)	—		(9,355)
Other expenses related to securitization trust	—	—	—		—	—	(13)		(13)
Transaction costs	(133)	—	(221)		(1,202)	(1,556)	—		(1,556)
Property operating expenses	—	(19,458)	—		—	(19,458)	—		(19,458)
General and administrative expenses	(255)	(38)	(13)		(4,956)	(5,262)	—		(5,262)
Depreciation and amortization	—	(17,452)	—		—	(17,452)	—		(17,452)
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	—	—	(17)		17	—	—		—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	21,290	(2,365)	4,458		(14,962)	8,421	—		8,421
Equity in earnings (losses) of unconsolidated ventures	—	5,513	—		—	5,513	—		5,513
Income tax benefit (expense)	—	(588)	—		—	(588)	—		(588)
Net income (loss)	$21,290	$2,560	$4,458		$(14,962)	$13,346	$—		$13,346
_________________________________________________

(1)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in CRE securities.

(2)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the six months ended June 30, 2017, a de minimis amount was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

Six Months Ended June 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$27,764	$—	$3,447	$—	$31,211
Rental and other income	—	36,487	—	—	36,487
Asset management and other fees, related party	—	—	—	(13,337)	(13,337)
Mortgage notes interest expense	—	(8,342)	—	—	(8,342)
Transaction costs	—	(1,516)	—	(211)	(1,727)
Property operating expenses	—	(16,559)	—	—	(16,559)
General and administrative expenses	(381)	(65)	—	(7,725)	(8,171)
Depreciation and amortization	—	(11,905)	—	—	(11,905)
Unrealized gain (loss) on investments	—	(3,399)	—	—	(3,399)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	27,383	(5,299)	3,447	(21,273)	4,258
Equity in earnings (losses) of unconsolidated ventures	672	13,400	—	—	14,072
Income tax benefit (expense)	—	(1,455)	—	—	(1,455)
Net income (loss)	$28,055	$6,646	$3,447	$(21,273)	$16,875

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity(1)	Real Estate Securities	Corporate(2)	Subtotal	Investing VIE(3)	Total
June 30, 2017 (unaudited)	$650,834	$630,558	$178,317	$97,380	$1,557,089	$922,814	$2,479,903
December 31, 2016	$871,600	$665,643	$105,830	$125,407	$1,768,480	$—	$1,768,480
_______________________________________

(1)	Includes investments in PE Investments totaling $63.4 million and $90.6 million as of June 30, 2017 and December 31, 2016, respectively.

(2)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trust in consolidation.

(3)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statement of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in CRE securities. As such, the Company has presented the statements of operations and balance sheets within this note in a manner consistent with the views of the Company’s management and chief decision makers.

14.	Subsequent Events
Distribution Reinvestment Plan
From July 1, 2017 through August 4, 2017, the Company issued 0.6 million shares of common stock pursuant to the DRP, raising proceeds of $5.8 million. As of August 4, 2017, 7.2 million shares were available to be issued pursuant to the DRP.
Distributions
On August 9, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended December 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2017 through August 4, 2017, the Company repurchased 1.3 million shares for a total of $12.5 million or a weighted average price of $9.51 per share under the SRP that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company generally funds repurchase requests received during a quarter with proceeds set aside for that purpose, which are not expected to exceed proceeds received from its DRP.
New Investments
Real Estate Securities Investments
From July 1, 2017 through August 4, 2017, the Company purchased two CMBS investments with an aggregate face value of $17.6 million at an aggregate discount to par of $3.2 million, or 18.0%.

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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of June 30, 2017, our Sponsor had an aggregate of $55.7 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and other managed companies.
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
We have raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through August 4, 2017, we have raised an additional $0.2 billion in gross proceeds pursuant to our DRP.

Our Investments
The following table presents our investments as of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017 (refer to the below and “Recent Developments”) (dollars in thousands):

Investment Type:	Count	Principal Amount/Cost(1)	% of Total
CRE Debt(2)	Loans
First mortgage loans(3)	10	$371,411	23.6%
Mezzanine loans	5	78,748	5.0%
Preferred equity interests	1	81,001	5.2%
Total CRE debt	16	531,160	33.8%
Operating Real Estate	Properties
Industrial	23	107,524	6.8%
Multi-tenant office	14	319,414	20.3%
Multifamily	2	120,601	7.7%
Student Housing	3	68,436	4.4%
Total Operating Real Estate	42	615,975	39.2%
PE Investments(2)
PE Investment I	1	26,359	1.7%
PE Investment IIA	1	50,177	3.2%
PE Investment IIB	1	43,688	2.8%
PE Investment III	1	16,031	1.0%
Total PE Investments	4	136,255	8.7%
CRE Securities
CMBS	21	287,971	18.3%
Total CRE securities	21	287,971	18.3%
Total	83	$1,571,361	100.0%
_______________________________________

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
For financial information regarding our reportable segments, refer to Note 13, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
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
Our Portfolio
As of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017, $531.2 million, or 33.8%, of our assets were invested in CRE debt, consisting of 16 loans with an average investment size of $33.2 million. The weighted average extended maturity of our CRE debt portfolio is 4.5 years.
The following table presents a summary of our CRE debt investments as of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount(1)	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread over LIBOR(3)	Total Unleveraged Current Yield
First mortgage loans(4)	10	$371,411	$368,048	69.9%	—%	5.83%	7.16%	100.0%
Mezzanine loans	5	78,748	78,734	14.8%	12.20%	11.00%	12.31%	36.2%
Preferred equity interests(5)	1	81,001	81,374	15.3%	10.00%	—%	10.00%	—%
Total/Weighted average	16	$531,160	$528,156	100.0%	10.84%	6.20%	8.34%	75.1%
_______________________________________

(1)	Includes future funding commitments of $3.6 million.

(2)	Based on principal amount.

(3)	As of August 4, 2017, we had $364.0 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.36%.

(4)	Excludes three senior participations in mortgage loans sold into a securitization financing transaction.

(5)	Excludes a $9.0 million proportionate interest in a preferred equity investment owned by a joint venture partner.

The following presents our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount as of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017:

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
As of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017, $616.0 million, or 39.2%, of our assets were invested in real estate properties and our portfolio was 93% occupied. The following table presents our real estate property investments as of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017 (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Capacity		Amount(1)
Industrial	1	23	2,077,743	square feet	$107,524
Multi-tenant office	3	14	1,878,968	square feet	319,414
Multifamily	2	2	1,422	units	120,601
Student housing	1	3	2,166	beds	68,436
Total	7	42			$615,975
_______________________________________

(1)	Based on cost which includes purchase price allocations related to net intangibles, deferred costs and other assets.

Private Equity Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In addition, we may own PE Investments through joint ventures with one or more partners.
As of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017, $136.3 million, or 8.7%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in thousands):

				Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Amount(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions
PE Investment I	49	26	$26,359	$11,664,000	43.9%	$207
PE Investment IIA(4)	24	15	50,177	13,090,000	35.8%	—
PE Investment IIB(4)	—	—	43,688	—	—%	—
PE Investment III(5)	2	1	16,031	938,000	—%	—
Total	75	42	$136,255	$25,692,000		$207
_______________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2017, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Includes the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)
As of June 30, 2017, our share of the combined deferred amount for PE Investment IIA and PE Investment IIB was $72.8 million. The deferred amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB.

(5)	As of June 30, 2017, the deferred purchase price for PE Investment III recorded in other liabilities was $4.2 million. The remaining portion of the purchase price will be paid on December 31, 2017.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Distributions	Contributions(1)	Net
PE Investment I
Three Months Ended June 30, 2017	$560	$3,401	$3,961	$—	$3,961
February 15, 2013 to June 30, 2017(2)	76,208	104,779	180,987	129,138	51,849

PE Investment IIA
Three Months Ended June 30, 2017	$640	$16,807	$17,447	$6,648	$10,799
July 3, 2013 to June 30, 2017(2)	35,647	91,037	126,684	105,434	21,250

PE Investment IIB
Three Months Ended June 30, 2017	$1,109	$16,625	$17,734	$6,205	$11,529
February 9, 2016 to June 30, 2017(2)	9,129	31,476	40,605	40,003	602

PE Investment III
Three Months Ended June 30, 2017	$174	$24	$198	$69	$129
March 30, 2016 to June 30, 2017(2)	2,098	696	2,794	16,728	(13,934)
_______________________________________

(1)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

(2)	Represents activity from the respective initial closing date through June 30, 2017.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of March 31, 2017 (the most recently available information):

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
As of June 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through August 4, 2017, $288.0 million, or 18.3%, of our assets were invested in CRE securities and consisted of 21 CMBS investments purchased at an aggregate $135.3 million, or 47.0%, discount to par and our average investment size was $13.7 million. As of August 4, 2017, the weighted average expected maturity of our CMBS was 8.1 years.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate lowered to 4.3% as of July and second quarter GDP growth of 2.6%, overall macroeconomic conditions remain strong. The Federal Reserve’s June 2017 decision to raise the federal funds rate for the fourth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, significant increases across long-term rates have yet to materialize and we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.

With major stock indexes at all-time highs and corporate earnings generally exceeding estimates, investor sentiment across both U.S. and European capital markets reflects increased confidence in the global economy. The results of the referendum passed and the subsequent actions taken to initiate the exit process from the European Union by the United Kingdom and the new U.S. presidential administration elected in November 2016 concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to both outcomes, since the election the S&P 500 is up 13.7% and the ten year Treasury note’s yield is up 25.9%. Most recently, the Dow Jones Industrial Average surpassed 22,000 for the first time ever. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing strength of the economy; (ii) a historically low interest rate environment; (iii) low aggregate new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property level net operating income, strong transaction volume or a combination of both. Although CRE transaction volume has slowed slightly during 2017, property valuations remain at all-time highs across property sectors. In addition, approximately $400 million of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. Despite increased volume during June and July, overall CMBS issuance remains below historical levels due in part to uncertainty around the Dodd-Frank risk retention rules and capital requirements for banks. Given these trends, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand, which may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Overall, economic and industry trends should support robust CRE investment activity, providing attractive investment opportunities for CRE capital providers with strong balance sheets and high underwriting standards.
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

The following table presents our investment activity for the six months ended June 30, 2017 and from inception through June 30, 2017, adjusted for our acquisitions and commitments through August 4, 2017 (dollars in thousands):

	Six Months Ended		From Inception Through
	June 30, 2017		August 4, 2017
Investment Type:	Count	Principal Amount/Cost (1)	Count	Principal Amount/Cost(1)
CRE debt	1	$12,000	52	$1,945,305
Operating Real Estate	—	—	42	615,975
PE Investments(2)	—	—	4	353,684
CRE securities	9	136,587	26	362,917
Total	10	$148,587	124	$3,277,881
_______________________________________

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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, excluding indirect leverage held through our unconsolidated venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. Our current overall portfolio leverage is 43%.
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
Our credit facilities currently include three secured term loan facilities, or our Term Loan Facilities, that provide for an aggregate of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate, and five CMBS Credit Facilities to finance the acquisition of CMBS. In November 2012 and August 2013, we closed securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for our debt investments that were mainly previously financed on our Term Loan Facilities. All of the securitization bonds related to our two securitization financing transactions were repaid in January 2015 and January 2017, respectively, and therefore, we no longer hold any interest in securitization financing transactions.
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Real Estate Income II, Inc., or NorthStar Income II, a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of June 30, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.
As of June 30, 2017, we had $166.3 million outstanding under our Term Loan Facilities and $33.7 million outstanding under our CMBS Credit Facilities. As of August 4, 2017, we had $379.3 million of available borrowing under our Term Loan Facilities.
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
As of June 30, 2017, each of our CRE debt investments was performing in accordance with the contractual terms of its governing documents in all material respects. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2017 to 2016 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$15,633	$19,727	$(4,094)	(20.8)%
Interest expense	(3,162)	(4,411)	1,249	(28.3)%
Interest income on mortgage loans held in a securitization trust	3,882	—	3,882	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(3,620)	—	(3,620)	100.0%
Net interest income	12,733	15,316	(2,583)	(16.9)%

Property and other revenues
Rental and other income	21,973	20,116	1,857	9.2%
Total property and other revenues	21,973	20,116	1,857	9.2%

Expenses
Asset management and other fees, related party	4,542	5,709	(1,167)	(20.4)%
Mortgage notes interest expense	4,720	4,632	88	1.9%
Other expenses related to securitization trust	13	—	13	100.0%
Transaction costs	1,556	649	907	139.8%
Property operating expenses	10,038	9,073	965	10.6%
General and administrative expenses	2,608	3,769	(1,161)	(30.8)%
Depreciation and amortization	8,763	6,490	2,273	35.0%
Total expenses	32,240	30,322	1,918	6.3%

Other income (loss)
Unrealized gain (loss) on investments	—	(1,820)	1,820	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,466	3,290	(824)	(25.0)%
Equity in earnings (losses) of unconsolidated ventures	2,483	6,502	(4,019)	(61.8)%
Income tax benefit (expense)	(181)	(690)	509	(73.8)%
Net income (loss)	$4,768	$9,102	$(4,334)	(47.6)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended June 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$624,181	$13,496	8.65%	$921,584	$17,887	7.76%
CRE securities investments	115,665	2,399	8.30%	67,431	1,840	10.91%
	$739,846	$15,895	8.59%	$989,015	$19,727	7.98%
Interest-bearing liabilities:
Securitization bonds payable, net	$—	$—	—%	$119,483	$1,370	4.59%
Credit facilities	221,291	2,930	5.30%	322,508	3,041	3.77%
Loan collateral payable, net, related party	23,333	232	3.98%	—	—	—%
	$244,624	$3,162	5.17%	$441,991	$4,411	3.99%
Net interest income		$12,733			$15,316
_______________________________________

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
Interest income decreased by $4.1 million to $15.6 million primarily as a result of a $297.4 million decrease in the average carrying value of our debt investments, offset by a $48.2 million increase in the average carrying value of our CRE securities investments.
Interest expense decreased by $1.2 million to $3.2 million primarily as a result of the repayment of securitization bonds payable.
Interest income on mortgage loans held in a securitization trust net of interest expense on mortgage obligations issued by a securitization trust of $0.3 million for the three months ended June 30, 2017 relates to our investment in the subordinate tranches of the securitization trust in June 2017.
Other Revenues
Rental and Other Income
Rental and other income increased by $1.9 million to $22.0 million as a result of the acquisition of operating real estate during 2016 and improved performance from existing properties.
Expenses
Asset Management and Other Fees, Related Party
Asset management and other fees, related party decreased by $1.2 million to $4.5 million during the three months ended June 30, 2017 compared to $5.7 million during the three months ended June 30, 2016 primarily as a result of a lower level of invested assets during the three months ended June 30, 2017.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $0.1 million to $4.7 million primarily as a result of a higher principal amount in connection with the refinancing of one of our mortgage notes in the fourth quarter of 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. For the three months ended June 30, 2017 and 2016, we recorded transaction costs expense of $1.6 million and $0.6 million, respectively.

Property Operating Expenses
Property operating expenses increased by $1.0 million to $10.0 million primarily as a result of the acquisition of operating real estate during 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased by $1.2 million to $2.6 million as a result of lower operating expenses reimbursed to our Advisor due to lower average invested assets during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.3 million to $8.8 million primarily as a result of the acquisition of operating real estate during 2016.
Unrealized Gain (Loss) on Investments
We did not have any unrealized gain (loss) related to our PE Investments during the three months ended June 30, 2017. We recorded an unrealized loss of $1.8 million related to our PE Investments during the three months ended June 30, 2016.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $4.0 million to $2.5 million as a result of a decrease in earnings from PE Investments as they continue to mature.
Income Tax Benefit (Expense)
For the three months ended June 30, 2017 and 2016, we recorded income tax expense of $0.2 million and $0.7 million, respectively, related to our PE Investments.

Comparison of the Six Months Ended June 30, 2017 to 2016 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$32,660	$40,357	$(7,697)	(19.1)%
Interest expense	(6,106)	(9,146)	3,040	(33.2)%
Interest income on mortgage loans held in a securitization trust	3,882	—	3,882	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(3,620)	—	(3,620)	100.0%
Net interest income	26,816	31,211	(4,395)	(14.1)%

Property and other revenues
Rental and other income	43,938	36,487	7,451	20.4%
Total property and other revenues	43,938	36,487	7,451	20.4%

Expenses
Asset management and other fees, related party	9,237	13,337	(4,100)	(30.7)%
Mortgage notes interest expense	9,355	8,342	1,013	12.1%
Other expenses related to securitization trust	13	—	13	100.0%
Transaction costs	1,556	1,727	(171)	(9.9)%
Property operating expenses	19,458	16,559	2,899	17.5%
General and administrative expenses	5,262	8,171	(2,909)	(35.6)%
Depreciation and amortization	17,452	11,905	5,547	46.6%
Total expenses	62,333	60,041	2,292	3.8%

Other income (loss)
Unrealized gain (loss) on investments	—	(3,399)	3,399	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	8,421	4,258	4,163	97.8%
Equity in earnings (losses) of unconsolidated ventures	5,513	14,072	(8,559)	(60.8)%
Income tax benefit (expense)	(588)	(1,455)	867	(59.6)%
Net income (loss)	$13,346	$16,875	$(3,529)	(20.9)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Six Months Ended June 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$664,562	$28,393	8.54%	$947,001	$36,740	7.76%
CRE securities investments	101,711	4,529	8.91%	65,528	3,617	11.04%
	$766,273	$32,922	8.59%	$1,012,529	$40,357	7.97%
Interest-bearing liabilities:
Securitization bonds payable, net	$13,254	$153	2.31%	$141,593	$3,579	5.06%
Credit facilities	230,579	5,499	4.77%	321,006	5,567	3.47%
Loan collateral payable, net, related party	23,309	454	3.90%	—	—	—%
	$267,142	$6,106	4.57%	$462,599	$9,146	3.95%
Net interest income		$26,816			$31,211
_______________________________________

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
Interest income decreased by $7.7 million to $32.7 million primarily as a result of a $282.4 million decrease in the average carrying value of our debt investments, offset by a $36.2 million increase in the average carrying value of our CRE securities investments.
Interest expense decreased by $3.0 million to $6.1 million primarily as a result of the repayment of securitization bonds payable.
Interest income on mortgage loans held in a securitization trust net of interest expense on mortgage obligations issued by a securitization trust of $0.3 million for the six months ended June 30, 2017 relates to our investment in the subordinate tranches of the securitization trust in June 2017.
Other Revenues
Rental and Other Income
Rental and other income increased by $7.5 million to $43.9 million as a result of the acquisition of operating real estate during 2016 and improved performance from existing properties.
Expenses
Asset Management and Other Fees, Related Party
Asset management and other fees, related party decreased by $4.1 million to $9.2 million during the six months ended June 30, 2017 compared to $13.3 million during the six months ended June 30, 2016 primarily as a result of a lower level of invested assets during the six months ended June 30, 2017, as well as acquisition and disposition fees incurred during the six months ended June 30, 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $1.0 million to $9.4 million primarily as a result of a mortgage note obtained in connection with the acquisition of an operating real estate portfolio during 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. For the six months ended June 30, 2017 and 2016, we recorded transaction costs expense of $1.6 million and $1.7 million, respectively.

Property Operating Expenses
Property operating expenses increased by $2.9 million to $19.5 million primarily as a result of the acquisition of operating real estate during 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased by $2.9 million to $5.3 million as a result of lower operating expenses reimbursed to our Advisor due to lower average invested assets during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Depreciation and Amortization
Depreciation and amortization expense increased by $5.5 million to $17.5 million primarily as a result of the acquisition of operating real estate during 2016.
Unrealized Gain (Loss) on Investments
We did not have any unrealized gain (loss) related to our PE Investments during the six months ended June 30, 2017. We recorded an unrealized loss of $3.4 million related to our PE Investments during the six months ended June 30, 2016.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $8.6 million to $5.5 million as a result of a decrease in earnings from PE Investments as they continue to mature.
Income Tax Benefit (Expense)
For the six months ended June 30, 2017 and 2016, we recorded income tax expense of $0.6 million and $1.5 million, respectively, related to our PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, pay operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, mortgage notes and other term borrowings and proceeds from our DRP. As of August 4, 2017, we had current investable cash (excluding property level and liquidity requirements) of $138.8 million.
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
Credit Facilities
We currently have eight Credit Facilities including three Term Loan Facilities that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate, and five CMBS Credit Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2018 to October 2018 and have extensions available at our option, subject to the satisfaction of certain customary conditions, with final maturity dates ranging from March 2018 to October 2021. The advance rate and maturity date of our CMBS Credit Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of June 30, 2017, we were in compliance with all of our financial covenants under our Credit Facilities.
Secured Borrowing
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II, a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of June 30, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of June 30, 2017, our leverage as a percentage of our cost of investments was 43.0%.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and NorthStar Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Prior Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering expenses through the completion of our Total Primary Offering were, in the aggregate, 10.7% of total proceeds raised from our Total Primary Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. In June 2017, our board of directors approved the renewal of the advisory agreement for an additional one-year term, on terms identical to those previously in effect.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2017	2016	Change
Operating activities	$21,298	$34,410	$(13,112)
Investing activities	143,668	(18,279)	161,947
Financing activities	(143,438)	(72,093)	(71,345)
Net change in cash and cash equivalents	$21,528	$(55,962)	$77,490
Comparison of the Six Months Ended June 30, 2017 to 2016
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our real estate investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs on new investments, and general and administrative expenses. Our net cash provided by operating activities decreased by $13.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily as a result of lower net interest income from our debt investments and lower equity in earnings from our PE Investments, partially offset by increased income from our operating real estate and lower asset management and general and administrative expenses, period over period.

Investing Activities
Our cash flows from investing activities are generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash provided by investing activities increased by $161.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Cash flows provided by investing activities for the six months ended June 30, 2017 was primarily a result of CRE debt and real estate securities repayments, partially offset by origination of a new CRE debt investment and acquisition of real estate securities. Cash flows used in investing activities for the six months ended June 30, 2016 was primarily a result of acquiring and originating investments, including operating real estate, CRE debt and PE Investments, partially offset by CRE debt repayments and the sale of an unconsolidated joint venture.
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock, borrowings on credit facilities, and mortgage notes payable. Our net cash used in financing activities decreased by $71.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Cash flows used in financing activities for the six months ended June 30, 2017 was primarily a result of repayment of securitization bonds payable and credit facilities, partially offset by borrowing from credit facilities. Cash flows used in financing activities for the six months ended June 30, 2016 was primarily a result of the repayment of securitization bonds payable and credit facilities, partially offset by borrowings from a mortgage notes and credit facilities.
Off-Balance Sheet Arrangements
As of June 30, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In June 2017, our board of directors approved the renewal of the advisory agreement for an additional one-year term, on terms identical to those previously in effect.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the six months ended June 30, 2017 and the amount due to related party as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to (from) Related Party as of December 31, 2016(1)	Six Months Ended June 30, 2017		Due to (from) Related Party as of June 30, 2017 (1)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$10	$9,237	$(9,268)	$(21)
Acquisition(2)	Real estate debt investments, net / Asset management and other fees, related party	40	120	(160)	—
Disposition(2)	Real estate debt investments, net / Asset management and other fees, related party	—	2,055	(2,055)	—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	18	4,940	(4,971)	(13)
Total		$68	$16,352	$(16,454)	$(34)

_______________________________________

(1)	The due to balance is included in accounts payable and accrued expenses and due from balance is included in deferred costs and other assets, net on our consolidated balance sheet.

(2)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees, related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement. From inception through June 30, 2017, our Advisor waived $1.6 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(3)	As of June 30, 2017, our Advisor has incurred unreimbursed operating costs on our behalf of $9.6 million that remain eligible to allocate to us.
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
PE Investment IIB
In February 2016, our board of directors, including all of our independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction from NorthStar Realty, which, following the mergers became a subsidiary of our Sponsor, or PE Investment IIB. We purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased our total ownership from 15% to 29%. We acquired PE Investment IIB for $26.5 million, adjusted for distributions and contributions. With this add-on investment, PE Investment IIA and PE Investment IIB are collectively responsible for 29% of the deferred amount, or $72.8 million as of June 30, 2017.
Secured Borrowing
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II, a company managed by an affiliate of our Sponsor. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of June 30, 2017 the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.
Recent Developments
Distribution Reinvestment Plan
From July 1, 2017 through August 4, 2017, we issued 0.6 million shares of common stock pursuant to our DRP, raising proceeds of $5.8 million. As of August 4, 2017, 7.2 million shares were available to be issued pursuant to our DRP.
Distributions
On August 9, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended December 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

Share Repurchases
From July 1, 2017 through August 4, 2017, we repurchased 1.3 million shares for a total of $12.5 million or a weighted average price of $9.51 per share under a share repurchase program, or our Share Repurchase Program or SRP, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We generally fund repurchase requests received during a quarter with proceeds set aside for that purpose, which are not expected to exceed proceeds received from our DRP.
New Investments
Real Estate Securities Investments
From July 1, 2017 through August 4, 2017, we purchased two CMBS investments with an aggregate face value of $17.6 million at an aggregate discount to par of $3.2 million, or 18.0%.
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
Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust Inc. common stockholders	$4,617	$8,904	$13,021	$16,592
Adjustments:
Depreciation and amortization	8,763	6,490	17,452	11,905
Depreciation and amortization related to non-controlling interests	(795)	(645)	(1,578)	(1,195)
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$12,585	$14,749	$28,895	$27,302
Modified funds from operations:
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$12,585	$14,749	$28,895	$27,302
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	745	1,268	1,825	2,183
Amortization of capitalized above/below market leases	313	(56)	603	(180)
Acquisition fees and transaction costs on investments	1,556	800	1,556	4,156
Straight-line rental (income) loss	(398)	(196)	(741)	(896)
Unrealized (gain) loss on investments	—	1,820	—	3,399
Adjustments related to non-controlling interests	(6)	(35)	(11)	(79)
MFFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$14,795	$18,350	$32,127	$35,885
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.92, our annualized distribution amount represents an effective current yield of 7.1%. From January 1, 2017 through June 30, 2017, we paid distributions at an annualized distribution rate of $0.70 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Six Months Ended June 30, 2017		Year Ended December 31, 2016
Distributions Declared(1)
Cash	$24,246		$53,408
DRP	17,427		43,337
Total	$41,673		$96,745

Sources of Distributions(1)
Funds from Operations(2)	$28,895	69%	$60,286	62%
Offering proceeds	12,778	31%	36,459	38%
Total	$41,673	100%	$96,745	100%

Cash Flow Provided by (Used in) Operations	$21,298		$60,836
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception through June 30, 2017, we declared distributions of $440.6 million, of which 76% was paid from FFO, 23% was paid from Offering proceeds and 1% was paid from distribution support proceeds. From inception through June 30, 2017, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $75.3 million, of which $4.6 million related to shares purchased by an affiliate of our Sponsor (previously a subsidiary of NorthStar Realty), pursuant to our Distribution Support Agreement, which terminated in July 2013, and the remainder related to shares issued pursuant to our DRP.
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
As of August 4, 2017, our portfolio is generating an 11.4% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of June 30, 2017, 76.3% of our debt investments, including future funding commitments, were floating rate investments and 45.4% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 10.0% related to the use of our CMBS Credit Facilities. As of June 30, 2017, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $2.3 million annually, net of interest expense.
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

Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2017, two CRE debt investments each contributed more than 10% of interest income.
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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering, including our DRP, and we may do so in the future. During the course of our existence, we may not generate sufficient cash flow from operations to fund distributions and, as a result, distributions declared may be paid using proceeds from our DRP. For the six months ended June 30, 2017, we declared distributions of $41.7 million compared to cash provided by operating activities of $21.3 million with $12.8 million, or 31%, of the distributions declared during this period being paid using proceeds from our DRP. For the year ended December 31, 2016, we declared distributions of $96.7 million compared to cash provided by operating activities of $60.8 million with $36.5 million, or 38%, of the distributions declared during this period being paid using proceeds from our DRP.
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

For the six months ended June 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—
February 1 to February 28	1,847,639	9.42	1,847,639	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	1,135,346	9.44	1,135,346	(1)
June 1 to June 30	—	—	—
Total	2,982,985		2,982,985
_______________________________________

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

As of June 30, 2017, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2017, we granted 20,160 shares of restricted common stock at $9.92 per share to our independent and non-management directors, pursuant to our independent director compensation plan. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

PART IV
Item 6.    Exhibits

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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 (unaudited) and year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.
Date:	August 9, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

Date:	August 9, 2017	By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer