Form 10-Q
period 2017-09-30
NorthStar Real Estate Income Trust, Inc.
filed 2017-11-14
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
The Company has one class of common stock, $0.01 par value per share, 119,333,203 shares outstanding as of November 8, 2017.

NORTHSTAR REAL ESTATE INCOME TRUST, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies, the impact of the transactions pursuant to the master combination agreement, or the combination agreement, with, among others, Colony Capital Operating Company, LLC, or CLNS OP, the operating company of our sponsor, Colony NorthStar, Inc., and NorthStar Real Estate Income II, Inc., or NorthStar Income II, on our business and operations. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
our ability to consummate the transactions pursuant to the combination agreement on the contemplated terms or at all, including whether such transactions will have the full or any strategic and financial benefits and efficiencies we expect and whether such benefits will be delayed or materialize at all;

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the combination agreement and the risk that the conditions to the closing of the transactions will not be satisfied;

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$163,087	$153,039
Restricted cash	45,130	74,195
Real estate debt investments, net	367,262	745,323
Real estate debt investments, held for sale	150,150	—
Operating real estate, net	477,531	488,839
Investments in unconsolidated ventures (refer to Note 5)	55,401	90,579
Real estate securities, available for sale	148,158	93,975
Mortgage loans held in a securitization trust, at fair value	922,034	—
Receivables, net	14,546	13,956
Deferred costs and other assets, net	50,570	56,370
Loan collateral receivable, related party	50,791	52,204
Total assets(1)	$2,444,660	$1,768,480
Liabilities
Securitization bonds payable, net	$—	$39,762
Mortgage notes payable, net	394,903	393,410
Credit facilities	185,728	249,156
Mortgage obligations issued by a securitization trust, at fair value	870,075	—
Due to related party (refer to Note 8)	4,304	68
Accounts payable and accrued expenses	19,875	7,862
Escrow deposits payable	21,061	58,453
Distribution payable	6,866	8,192
Other liabilities	16,101	19,191
Loan collateral payable, net, related party (refer to Note 8)	23,408	23,261
Total liabilities(1)	1,542,321	799,355
Commitments and contingencies
Equity
NorthStar Real Estate Income Trust, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 119,333,203 and 120,903,352 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,193	1,209
Additional paid-in capital	1,066,717	1,080,434
Retained earnings (accumulated deficit)	(203,735)	(151,731)
Accumulated other comprehensive income (loss)	20,854	20,175
Total NorthStar Real Estate Income Trust, Inc. stockholders’ equity	885,029	950,087
Non-controlling interests	17,310	19,038
Total equity	902,339	969,125
Total liabilities and equity	$2,444,660	$1,768,480
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.98%. As of September 30, 2017, the Operating Partnership includes $1.3 billion and $1.3 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income
Interest income	$14,869	$18,649	$47,529	$59,006
Interest expense	(2,938)	(4,003)	(9,044)	(13,150)
Interest income on mortgage loans held in a securitization trust	11,892	—	15,774	—
Interest expense on mortgage obligations issued by a securitization trust	(10,582)	—	(14,202)	—
Net interest income	13,241	14,646	40,057	45,856

Property and other revenues
Rental and other income	22,889	21,843	66,827	58,330
Total property and other revenues	22,889	21,843	66,827	58,330

Expenses
Asset management and other fees, related party	4,355	5,410	13,592	18,747
Mortgage notes interest expense	4,805	4,552	14,160	12,895
Other expenses related to securitization trust	42	—	55	—
Transaction costs	3,988	182	5,544	1,909
Property operating expenses	10,836	10,918	30,294	27,478
General and administrative expenses (refer to Note 8)	2,600	3,381	7,862	11,553
Depreciation and amortization	12,318	9,481	29,770	21,386
Total expenses	38,944	33,924	101,277	93,968

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	725	—	725	—
Unrealized gain (loss) on investments	(1,487)	(33)	(1,487)	(3,432)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,576)	2,532	4,845	6,786
Equity in earnings (losses) of unconsolidated ventures	1,040	5,575	6,553	19,647
Income tax benefit (expense)	9	(810)	(579)	(2,265)
Net income (loss)	(2,527)	7,297	10,819	24,168
Net (income) loss attributable to non-controlling interests	245	194	(80)	(89)
Net income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$(2,282)	$7,491	$10,739	$24,079
Net income (loss) per share of common stock, basic/diluted	$(0.02)	$0.06	$0.09	$0.20
Weighted average number of shares of common stock outstanding, basic/diluted	119,479,714	121,080,070	119,900,584	120,979,224
Distributions declared per share of common stock	$0.18	$0.20	$0.52	$0.60

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(2,527)	$7,297	$10,819	$24,168
Other comprehensive income (loss)
Unrealized gain (loss) on real estate securities, available for sale	(539)	(885)	679	1,332
Total other comprehensive income (loss)	(539)	(885)	679	1,332
Comprehensive income (loss)	(3,066)	6,412	11,498	25,500
Comprehensive (income) loss attributable to non-controlling interests	245	194	(80)	(89)
Comprehensive income (loss) attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$(2,821)	$6,606	$11,418	$25,411

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	120,758	$1,207	$1,078,154	$(86,938)	$21,901	$1,014,324	$17,687	$1,032,011
Non-controlling interests - contributions	—	—	—	—	—	—	4,473	4,473
Non-controlling interests - distributions	—	—	—	—	—	—	(3,377)	(3,377)
Proceeds from distribution reinvestment plan	4,467	45	43,501	—	—	43,546	—	43,546
Shares redeemed for cash	(4,349)	(43)	(41,412)	—	—	(41,455)	—	(41,455)
Issuance and amortization of equity-based compensation	27	—	191	—	—	191	—	191
Other comprehensive income (loss)	—	—	—	—	(1,726)	(1,726)	—	(1,726)
Distributions declared	—	—	—	(96,745)	—	(96,745)	—	(96,745)
Net income (loss)	—	—	—	31,952	—	31,952	255	32,207
Balance as of December 31, 2016	120,903	$1,209	$1,080,434	$(151,731)	$20,175	$950,087	$19,038	$969,125
Non-controlling interests - contributions	—	—	—	—	—	—	105	105
Non-controlling interests - distributions	—	—	—	—	—	—	(1,913)	(1,913)
Proceeds from distribution reinvestment plan	2,711	27	26,805	—	—	26,832	—	26,832
Shares redeemed for cash	(4,301)	(43)	(40,703)	—	—	(40,746)	—	(40,746)
Issuance and amortization of equity-based compensation	20	—	181	—	—	181	—	181
Other comprehensive income (loss)	—	—	—	—	679	679	—	679
Distributions declared	—	—	—	(62,743)	—	(62,743)	—	(62,743)
Net income (loss)	—	—	—	10,739	—	10,739	80	10,819
Balance as of September 30, 2017 (unaudited)	119,333	$1,193	$1,066,717	$(203,735)	$20,854	$885,029	$17,310	$902,339

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$10,819	$24,168
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(6,553)	(19,647)
Depreciation and amortization	29,770	21,386
Straight-line rental income	(822)	(1,409)
Amortization of capitalized above/below market leases	1,107	70
Amortization of premium/accretion of discount and fees on investments and borrowings, net	(3,284)	(774)
Amortization of deferred financing costs	3,015	2,185
Interest accretion on investments	(5,798)	(5,352)
Distributions of cumulative earnings from unconsolidated ventures (refer to Note 5)	6,553	19,647
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	(725)	—
Unrealized (gain) loss on investments	1,487	3,432
Amortization of equity-based compensation	181	135
Deferred income tax (benefit) expense	(2,597)	(2,225)
Changes in assets and liabilities:
Restricted cash	(3,548)	(2,783)
Receivables, net	4,108	1,290
Deferred costs and other assets	(9,363)	(1,250)
Due to related party	4,236	334
Accounts payable and accrued expenses	9,527	5,677
Other liabilities	(1,362)	2,444
Net cash provided by (used in) operating activities	36,751	47,328
Cash flows from investing activities:
Origination and funding of real estate debt investments, net	(13,403)	(130,224)
Repayment on real estate debt investments	246,513	247,042
Repayment on loan collateral receivable, related party	1,413	1,384
Acquisition of operating real estate	—	(103,384)
Improvements of operating real estate	(5,700)	(4,521)
Investments in unconsolidated ventures (refer to Note 5)	(13,248)	(49,743)
Proceeds from sale of unconsolidated ventures	—	59,760
Distributions in excess of cumulative earnings from unconsolidated ventures (refer to Note 5)	47,145	41,596
Acquisition of real estate securities, available for sale	(106,255)	(13,822)
Repayment of real estate securities, available for sale	4,694	8,538
Change in restricted cash	(4,779)	(415)
Net cash provided by (used in) investing activities	156,380	56,211
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	26,832	32,950
Shares redeemed for cash	(40,746)	(29,034)
Distributions paid on common stock	(64,069)	(72,690)
Borrowings from mortgage notes	660	70,096
Repayment of mortgage notes	(161)	(151)
Borrowings from credit facilities	83,847	100,080
Repayment of credit facilities	(147,275)	(94,380)
Repayment of securitization bonds	(39,762)	(120,930)
Payment of deferred financing costs	(601)	(2,793)
Contributions from non-controlling interests	105	4,432
Distributions to non-controlling interests	(1,913)	(1,191)
Net cash provided by (used in) financing activities	(183,083)	(113,611)
Net increase (decrease) in cash and cash equivalents	10,048	(10,072)
Cash and cash equivalents - beginning of period	153,039	127,890
Cash and cash equivalents - end of period	$163,087	$117,818

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Consolidation of securitization trust (VIE asset / liability)	$873,951	$—
Reclassification of CRE debt investments to held for sale	150,150	—
Escrow deposits payable related to real estate debt investments	37,392	12,874
Accrual of distribution payable	6,866	7,942
Non-cash related to PE Investments (refer to Note 5)	3,908	1,016
Acquisition of operating real estate / reduction of CRE debt investment(1)	—	67,493
CRE debt investment payoff due from servicer	—	24,400
Reclassification related to measurement-period adjustment	—	18,674
_______________________________________

(1)	Non-cash activity occurred in connection with taking title to collateral.

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
Substantially all the Company’s business is conducted through NorthStar Real Estate Income Trust Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner and a limited partner of the Operating Partnership. The other limited partners of the Operating Partnership are NS Real Estate Income Trust Advisor, LLC (the “Prior Advisor”) and NorthStar OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2017 and December 31, 2016. As the Company accepted subscriptions for shares in its continuous, public offering which closed in July 2013, it contributed substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of September 30, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
On August 25, 2017, the Company entered into a master combination agreement (the “Combination Agreement”) with, among others, Colony Capital Operating Company, LLC, (“CLNS OP”), the operating company of the Sponsor, and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), a company managed by an affiliate of the Sponsor, pursuant to which a select portfolio of the assets and liabilities of the Sponsor will be combined with substantially all of the assets and liabilities of the Company and all of the assets and liabilities of NorthStar Income II in an all-stock combination transaction to create an externally managed commercial real estate credit REIT (the transactions associated with the Combination Agreement, collectively the “Combination”). The Combination has been unanimously approved by the special committees and the boards of directors of both the Company and NorthStar Income II and approved by the board of directors of the Sponsor. The combined company will be named “Colony NorthStar Credit Real Estate, Inc.” (“CLNC”) and its Class A common stock is expected to be listed on a national securities exchange.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Upon completion of the Combination, the Company’s stockholders, the Sponsor and NorthStar Income II’s stockholders will own approximately 32%, 37% and 31%, respectively, of CLNC on a fully diluted basis, subject to certain adjustments as set forth in the Combination Agreement.
The Combination is expected to close in the first quarter of 2018, subject to customary closing conditions, including approval by the stockholders of each of the Company and NorthStar Income II, and the listing of CLNC’s Class A common stock on a national securities exchange. There can be no assurance that the closing conditions will be satisfied, that the Combination will be consummated, or the timing thereof.
The Company initially registered to offer up to 100,000,000 shares pursuant to its primary offering to the public (the “Primary Offering”) and up to 10,526,315 shares pursuant to its distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering. The Primary Offering (including 7.6 million shares reallocated from the DRP, (the “Total Primary Offering”) was completed on July 1, 2013 and all of the shares initially registered for the Offering were issued. As a result of an additional registration statement to offer up to 10.0 million shares pursuant to the DRP, the Company continued to offer DRP shares beyond the Total Primary Offering. On August 25, 2017, in connection with the entry into the Combination Agreement, the Company’s board of directors, including all of its independent directors, voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions to be paid on or about October 1, 2017 and as a result, all stockholders will receive only cash distributions through the completion of the Combination unless and until the DRP is reinstated.
The Company raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through November 8, 2017, the Company has raised an additional $0.2 billion in gross proceeds pursuant to the DRP.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
As of September 30, 2017, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership, the Investing VIE (as discussed below) and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of September 30, 2017 is $343.9 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheet as of September 30, 2017 is $324.4 million collateralized by the real estate assets of the related consolidated VIEs.
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
As of September 30, 2017, the Company held subordinate tranches of the securitization trust in an Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s subordinate tranches of the securitization trust, which represent the retained interest and related interest income, are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the subordinate tranches of the securitization trust), income and expense of the entire Investing VIE are presented in the consolidated financial statement of the Company. As a result, although the Company legally owns the subordinate tranches of the securitization trust only, U.S. GAAP requires the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the subordinate tranches of the securitization trust. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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
Unconsolidated VIEs
As of September 30, 2017, the Company identified unconsolidated VIEs related to its securities investments, PE investments and CRE debt investments. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
The following table presents the Company’s classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2017 (dollars in thousands):

	Carrying Value	Maximum Exposure to Loss
Real estate securities, available for sale	$148,158	$148,158
Investments in unconsolidated ventures	14,482	14,482
Real estate debt investments, net(1)	142,250	142,250
Total assets	$304,890	$304,890
_______________________________________

(1)	Includes loan collateral receivable, related party of $50.8 million.
Based on management’s analysis, the Company determined that it is not the primary beneficiary of the above VIEs. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of September 30, 2017. The Company did not provide financial support to the unconsolidated VIEs during the nine months ended September 30, 2017. As of September 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to the unconsolidated VIEs.
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
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net in the consolidated statements of operations. As of September 30, 2017, the Company held subordinate tranches of a securitization trust, which represent the Company’s retained interest in the securitization trust, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Real Estate Securities, Available for Sale” for further discussion.
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
Deferred Costs and Other Assets, Net and Other Liabilities
The following tables present a summary of deferred costs and other assets, net and other liabilities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Deferred costs and other assets, net:
Intangible assets, net(1)	$29,366	$41,375
Prepaid expenses	9,236	1,386
Deferred commissions and leasing costs	9,407	10,287
Deferred financing costs, net - credit facilities	1,546	2,772
Deposits	538	550
Other	477	—
Total	$50,570	$56,370

	September 30, 2017 (Unaudited)	December 31, 2016
Other liabilities:
Intangible liabilities, net(2)	$6,881	$8,506
Prepaid rent and unearned revenue	4,147	4,601
PE Investments deferred purchase price, net	3,342	4,248
Tenant security deposits	1,401	1,433
Other	330	403
Total	$16,101	$19,191
_______________________________________

(1)	Represents in-place leases and above-market leases, net.

(2)	Represents below-market leases, net.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. For the nine months ended September 30, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

be resumed. Interest accrued and not collected will be reversed against interest income.  A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2017, the Company did not have any impaired CRE debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of September 30, 2017, the Company did not have any impaired operating real estate.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2017, the Company did not have any OTTI recorded on its CRE securities.
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
For the three and nine months ended September 30, 2017, the Company recorded income tax benefit of less than $0.1 million and income tax expense of $0.6 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $0.8 million and $2.3 million, respectively.
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
If sale accounting is met, the transferred financial asset is removed from the balance sheet and a net gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sale are accounted for as financing transactions, or secured borrowing. As of September 30, 2017, the carrying value of CRE debt investments that did not meet the requirements of sale accounting was $23.7 million and recorded in real estate debt investments, net with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million. Refer to Note 7, “Borrowings” for additional information.
Recent Accounting Pronouncements
Revenue Recognition- In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has commenced the process of adopting the new revenue standard; including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of this standard. The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company’s escalation income includes certain lease-related executory cost payments (i.e., utilities, common area maintenance), which are considered non-lease components and subject to the new standard on revenue recognition. The Company expects to apply the revenue recognition guidance related to its non-lease components within leases on January 1, 2019, upon its adoption of the lease accounting update. While this revenue stream is subject to the application of the new revenue standard, the Company believes that the pattern and timing of recognition of income will be consistent with the current accounting model.
Financial Instruments- In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable fair value recorded as available-for-sale. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Leases- In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Equity Method of Accounting- In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon its effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
Equity-Based Compensation- In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Payment Accounting, which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
Credit Losses- In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses, which changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Cash Flow Classifications- In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Restricted Cash- In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Business Combinations- In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company plans to adopt the standard on its required effective date of January 1, 2018. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Derecognition and Partial Sales of Nonfinancial Assets- In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets.  In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount(1)	Carrying Value(2)	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	8	$196,075	$196,125	53.5%	—%	5.67%	7.34%	100.0%
Mezzanine loans(5)	5	79,340	79,328	21.6%	12.23%	11.00%	12.33%	35.9%
Preferred equity interests(6)	1	91,417	91,809	24.9%	10.00%	—%	10.00%	—%
Total/Weighted average	14	$366,832	$367,262	100.0%	10.80%	6.35%	9.09%	61.2%

Real estate debt, held for sale(7)	1	$150,150	$150,150	N/A	—%	6.20%	7.51%	100.0%
_______________________________________

(1)	As of September 30, 2017, there were no future funding commitments.

(2)
Certain CRE debt investments, including loan collateral receivable, related party, serve as collateral for financing transactions including $314.6 million for term loan facilities and $23.7 million for secured borrowings (refer to Note 7). The remainder is unleveraged.

(3)	Based on principal amount.

(4)
Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable. As of September 30, 2017, the Company had $318.9 million principal amount of floating-rate loans subject to a weighted average LIBOR floor of 0.68%.

(5)
During the nine months ended September 30, 2017, the Company originated one mezzanine loan with an aggregate committed principal amount of $12.0 million and received $242.1 million related to the repayment of four first mortgage loans and one mezzanine loan.

(6)
Represents a preferred equity interest originated through a joint venture with affiliates of RXR Realty LLC (“RXR”). The Company’s proportionate interest of the loan is 90%, representing $82.3 million of the carrying value. The Company consolidates the loan and records RXR’s investment as a non-controlling interest.

(7)
In August 2017, pursuant to the Combination Agreement, the Company committed to sell to the Sponsor a $65 million senior interest in one $150.2 million first mortgage loan at par to the extent that the Company does not otherwise sell such loan to a third party. The junior interest of such loan (or, in the case of a sale to a third party, any unsold portion) will be transferred to a liquidating trust for the benefit of the Company’s stockholders. The first mortgage loan is financed on a term loan facility for a total of $46.9 million.

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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2017 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
October 1 to December 31, 2017	$55,654	$36,304
Years Ending December 31:
2018	25,051	19,350
2019	91,251	27,500
2020	12,000	34,500
2021	91,417	54,302
Thereafter	91,459	194,876
Total	$366,832	$366,832
_______________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2017, the weighted average maturity, including extensions, of CRE debt investments was 4.7 years.
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
As of September 30, 2017, all CRE debt investments were performing in accordance with the contractual terms of their governing documents in all material respects and were categorized as performing loans. There were no CRE debt investments with contractual payments past due as of September 30, 2017 and December 31, 2016. For the nine months ended September 30, 2017, two CRE debt investments each contributed more than 10.0% of interest income, of which one debt investment was classified as held for sale.

4.	Operating Real Estate
The following table presents operating real estate, net, as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Land and improvements	$96,232	$96,011
Buildings and improvements(1)	435,319	430,776
Furniture, fixtures and equipment	5,408	4,472
Subtotal	$536,959	$531,259
Less: Accumulated depreciation	(59,428)	(42,420)
Operating real estate, net	$477,531	$488,839
_______________________________________

(1)	Includes tenant improvements.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Investments in Unconsolidated Ventures
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
Summary
The following table summarizes the Company’s PE Investment acquisitions (dollars in thousands):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds	Purchase Price	Expected Future Contributions
PE Investment I	February 15, 2013	June 30, 2012	49	$118,035	$60
PE Investment IIA	July 3, 2013	September 30, 2012	24	75,721	—
PE Investment IIB	February 9, 2016	September 30, 2015	—	26,498	—
PE Investment III	March 30, 2016	March 31, 2015	2	23,063	—
Total			75	$243,317	$60
_______________________________________

(1)	Represents the net asset value (“NAV”) date that served as the basis for the purchase price on which the Company agreed to acquire the respective PE Investment.
The following tables summarize the Company’s PE Investments as of September 30, 2017 and December 31, 2016 and activity for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Carrying Value		Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	September 30, 2017 (Unaudited)	December 31, 2016	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment
PE Investment I(2)	$19,494	$31,655	$420	$6,110	$312	$2,061	$7,895	$—
PE Investment IIA(3)	12,633	23,360	128	—	—	1,351	5,398	3
PE Investment IIB(3)	8,792	19,329	264	—	—	1,846	5,037	—
PE Investment III(4)	14,482	16,235	228	1,846	69	317	76	—
Total	$55,401	$90,579	$1,040	$7,956	$381	$5,575	$18,406	$3
_______________________________________

(1)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

(2)	For PE Investment I, the Company recorded an unrealized loss of $1.5 million and less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively.

(3)
As of September 30, 2017, the Company’s share of the combined deferred amount for PE Investment IIA and PE Investment IIB was $72.8 million. The deferred amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB. The Company guaranteed its proportionate interest of the deferred amount. The Company determined there was an immaterial amount of fair value related to the guarantee. In October 2017, PE Investment IIA and PE Investment IIB collectively paid $16.9 million of the deferred amount.

(4)
As of September 30, 2017, the deferred purchase price for PE Investment III recorded in other liabilities was $3.4 million. The remaining portion of the purchase price will be paid on December 31, 2017.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Carrying Value		Nine months ended September 30, 2017			Nine Months Ended September 30, 2016
	September 30, 2017 (Unaudited)	December 31, 2016	Equity in Earnings	Distributions	Contributions(1)	Equity in Earnings	Distributions	Contributions(1)
PE Investment
PE Investment I(2)	$19,494	$31,655	$1,987	$12,997	$336	$7,766	$28,039	$206
PE Investment IIA(3)	12,633	23,360	1,568	19,002	6,707	4,709	16,921	7,824
PE Investment IIB(3)	8,792	19,329	2,443	19,185	6,205	5,494	14,302	33,798
PE Investment III(4)	14,482	16,235	555	2,514	206	1,006	1,981	16,545
Total	$55,401	$90,579	$6,553	$53,698	$13,454	$18,975	$61,243	$58,373
_______________________________________

(1)	Includes initial investments, before closing statement adjustments for distributions and contributions, and subsequent contributions, including deferred purchase price fundings.

(2)	For PE Investment I, the Company recorded an unrealized loss of $1.5 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)
As of September 30, 2017, the Company’s share of the combined deferred amount for PE Investment IIA and PE Investment IIB was $72.8 million. The deferred amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB. The Company guaranteed its proportionate interest of the deferred amount. The Company determined there was an immaterial amount of fair value related to the guarantee. In October 2017, PE Investment IIA and PE Investment IIB collectively paid $16.9 million of the deferred amount.

(4)
As of September 30, 2017, the deferred purchase price for PE Investment III recorded in other liabilities was $3.4 million. The remaining portion of the purchase price will be paid on December 31, 2017.

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

6.	Real Estate Securities, Available for Sale
Investments in CRE Securities
CRE securities are comprised of CMBS backed by a pool of CRE loans which are typically well-diversified by type and geography. The following table presents CMBS investments as of September 30, 2017 and December 31, 2016 (dollars in thousands):

							Weighted Average
		Principal Amount(1)	Amortized Cost	Cumulative Unrealized on Investments		Fair Value		Unleveraged Current Yield
As of Date:	Count			Gain	(Loss)		Coupon(2)
September 30, 2017 (Unaudited)	20	$210,157	$127,304	$22,284	$(1,430)	$148,158	3.63%	10.01%
December 31, 2016	11	138,438	73,800	21,616	(1,441)	93,975	3.85%	10.78%
_______________________________________

(1)	Certain CRE securities serve as collateral for financing transactions including carrying value of $67.9 million for the CMBS Credit Facilities (refer to Note 7). The remainder is unleveraged.

(2)	All CMBS are fixed rate.
The Company recorded unrealized loss in OCI for the three months ended September 30, 2017 of $0.5 million and unrealized gain for the nine months ended September 30, 2017 of $0.7 million. The Company recorded unrealized loss in OCI for the three months ended September 30, 2016 of $0.9 million and unrealized gain in OCI for the nine months ended September 30, 2016 of $1.3 million. As of September 30, 2017, the Company held eight securities with an aggregate carrying value of $56.1 million with an unrealized loss of $1.4 million, none of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.
As of September 30, 2017, the weighted average contractual maturity of CRE securities was 31.5 years with an expected maturity of 6.9 years.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investments in Investing VIEs
In June 2017, the Company purchased the subordinate tranches of the $959.0 million securitization trust (UBS 2017-C1), which is secured by a pool of 67 mortgage loans. The securitization trust issued $846.3 million of permanent, non-recourse, investment grade securitization bonds, or offered certificates, which were purchased by unrelated third parties, and $112.7 million of subordinate non-offered certificates. The Company purchased $102.6 million of the non-offered certificates at a discount to par of $51.4 million, or 50.1%. The non-offered certificates have a fixed coupon of 4.84% and produce a bond equivalent yield of 10.35%.
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
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of September 30, 2017 (dollars in thousands):

September 30, 2017 (Unaudited)
Assets
Mortgage loans held in a securitization trust, at fair value	$922,034
Receivables, net	3,876
Total assets	$925,910
Liabilities
Mortgage obligations issued by a securitization trust, at fair value	$870,075
Accounts payable and accrued expenses	3,876
Total liabilities	$873,951
As of September 30, 2017, the mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $957.5 million and $854.9 million, respectively.
The Company elected the fair value option to measure the assets and liabilities of the securitization trust, which requires that changes in valuations of the securitization trust be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the mortgage loans held in a securitization trust and the carrying value of the mortgage obligations issued by a securitization trust was $52.0 million as of September 30, 2017 and approximates the fair value of the Company’s underlying investment in the subordinate tranches of the securitization trust. Refer to Note 12, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIE.
The following table presents the activity recorded for the three and nine months ended September 30, 2017 related to the consolidated securitization trust on the consolidated statement of operations. Approximately, $2.0 million and $2.2 million for the three and nine months ended September 30, 2017, respectively, relates to net income attributable to the Company’s common stockholders generated from the Company’s investment in the subordinate tranches of the securitization trust (dollars in thousands):

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2017 (Unaudited)	Nine Months Ended September 30, 2017 (Unaudited)
Statement of Operations
Interest income on mortgage loans held in a securitization trust	$11,892	$15,774
Interest expense on mortgage obligations issued by a securitization trust	(10,582)	(14,202)
Net interest income	1,310	1,572
Other expenses related to securitization trust	42	55
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	725	725
Net income attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$1,993	$2,242

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents borrowings as of September 30, 2017 and December 31, 2016 (dollars in thousands):

						September 30, 2017 (Unaudited)		December 31, 2016
	Capacity ($)	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate		Principal Amount(1)	Carrying Value(1)	Principal Amount(1)	Carrying Value(1)
Securitization bonds payable, net
Securitization financing transaction		Non-recourse(2)	Aug-29	LIBOR + 5.00%		$—	$—	$39,762	$39,762

Mortgage notes payable, net
Multifamily 1		Non-recourse(2)	Dec-23	4.84%		43,500	43,019	43,500	42,967
Multifamily 2		Non-recourse(2)	Dec-23	4.94%		43,000	42,493	43,000	42,440
Office 1		Non-recourse(2)	Oct-24	4.47%		108,850	108,617	108,850	108,595
Office 2		Non-recourse(2)	Jan-25	4.30%		77,700	77,548	77,700	77,535
Student housing 1		Non-recourse(2)	Jan-24	5.15%		16,000	15,794	16,000	15,774
Student housing 2(3)		Non-recourse(2)	Dec-20	5.27%		12,249	12,438	12,411	12,644
Student housing 3		Non-recourse(2)	Nov-26	3.98%		24,750	24,506	24,750	24,485
Industrial 1		Non-recourse(2)	Apr-21	LIBOR + 2.50%		71,062	70,488	70,402	68,970
Subtotal mortgage notes payable, net						397,111	394,903	396,613	393,410

Term loan facilities
Citibank facility	$150,000	Limited Recourse(4)	Oct-21(5)	LIBOR + 2.63%	(6)	24,150	24,150	21,350	21,350
Deutsche Bank facility	200,000	Limited Recourse(7)	Mar-18	LIBOR + 2.38%	(8)	101,731	101,731	112,919	112,919
Morgan Stanley facility	200,000	Limited Recourse(9)	Oct-18(10)	LIBOR + 2.50%	(11)	10,850	10,850	92,700	92,700
Subtotal term loan facilities	$550,000					136,731	136,731	226,969	226,969

CMBS credit facilities
UBS facility		Recourse	(12)			—	—	—	—
Morgan Stanley facility		Recourse	(12)			—	—	—	—
Citibank facility		Recourse	(12)	LIBOR + 1.46%		29,143	29,143	11,034	11,034
Merrill Lynch facility		Recourse	(12)	LIBOR + 1.50%		—	—	2,989	2,989
JP Morgan facility		Recourse	(12)	LIBOR + 1.50%		19,854	19,854	8,164	8,164
Subtotal CMBS credit facilities						48,997	48,997	22,187	22,187
Subtotal credit facilities						185,728	185,728	249,156	249,156

Loan collateral payable, net, related party
Secured borrowing(13)		Non-recourse	May-19	LIBOR + 3.08%		23,729	23,408	23,729	23,261
Total						$606,568	$604,039	$709,260	$705,589
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

(6)	The contractual interest rate depends upon asset type and characteristics. As of September 30, 2017 the rate was one-month LIBOR plus 2.63%.

(7)
Recourse solely with respect to the greater of: (i) 25.0% of the financed amount of stabilized loans plus the financed amount of transitional loans or (ii) the lesser of $25.0 million or the aggregate financed amount of all loans.

(8)	Represents the weighted average spread as of September 30, 2017. The contractual interest rate depends upon asset type and characteristics and ranges from one-month LIBOR plus 2.25% to 2.62%.

(9)	Recourse solely with respect to 25.0% of the financed amount.

(10)	The initial maturity is October 13, 2018. The Company may, at its option, extend the facility for one-year periods indefinitely, subject to the approval of the global financial institution.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(11)	The contractual interest rate depends upon asset type and characteristics. As of September 30, 2017 the rate was one-month LIBOR plus 2.50%.

(12)	The maturity dates on the CMBS Credit Facilities are dependent upon asset type and will typically range from two to three months.

(13)
Represents a secured borrowing financing transaction recorded in loan collateral payable, net, related party in connection with three first mortgage loans recorded in real estate debt investments, net. Refer to discussion below for additional detail.

The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2017 (dollars in thousands):

	Total	Mortgage Notes Payable, Net	Credit Facilities	Loan collateral payable, net, related party
October 1 to December 31, 2017	$48,997	$—	$48,997	$—
Years Ending December 31:
2018	112,581	—	112,581	—
2019	23,729	—	—	23,729
2020	12,249	12,249	—	—
2021	337,950	313,800	24,150	—
Thereafter	71,062	71,062	—	—
Total	$606,568	$397,111	$185,728	$23,729
Securitization Financing Transactions
The Company entered into two securitization financing transactions collateralized by CRE debt investments. All of the securitization bonds related to the two securitization financing transactions were repaid in January 2015 and January 2017, respectively, and therefore, the Company no longer holds any interest in securitization financing transactions.
Term Loan Facilities
The Company, through subsidiaries, has entered into credit facility agreements with multiple global financial institutions to provide an aggregate principal amount of up to $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by CRE (“Term Loan Facilities”). The Company agreed to guarantee certain obligations under the Term Loan Facilities, which contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. The Term Loan Facilities act as revolving loan facilities that can be paid down as assets are repaid or sold and re-drawn upon for new investments. As of September 30, 2017, the Company was in compliance with all of its financial covenants under the Term Loan Facilities.
As of September 30, 2017, the Company had $314.6 million carrying value of CRE debt investments, including loan collateral receivable, related party, financed with $136.7 million under the Term Loan Facilities.
CMBS Credit Facilities
As of September 30, 2017, the Company has entered into five master repurchase agreements (collectively the “CMBS Credit Facilities”) to finance CMBS investments. The CMBS Credit Facilities are on a recourse basis and contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. As of September 30, 2017, the Company had $67.9 million carrying value of CRE securities, financed with $49.0 million under its CMBS Credit Facilities.
Secured Borrowing
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of the mortgage loans through a securitization financing transaction entered into by NorthStar Income II. The Company sold three senior participations at cost into the securitization transaction. The Company did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on the Company’s consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information. As of September 30,

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.

8.	Related Party Arrangements
Advisor
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursement from the Company. Pursuant to the advisory agreement, the Advisor may defer or waive fees in its discretion.  Below is a description and table of the fees and reimbursements incurred to the Advisor.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the nine months ended September 30, 2017 and the amount due to related party as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement	Financial Statement Location	Due to Related Party as of December 31, 2016	Nine Months Ended September 30, 2017		Due to Related Party as of September 30, 2017 (Unaudited)
			Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$10	$13,592	$(12,164)	$1,438
Acquisition(1)	Real estate debt investments, net / Asset management and other fees, related party	40	120	(160)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees, related party	—	2,622	(2,207)	415
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	18	7,391	(4,958)	2,451
Total		$68	$23,725	$(19,489)	$4,304
_______________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to CRE debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees, related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. From inception through September 30, 2017, the Advisor waived $1.9 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)
As of September 30, 2017, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $9.6 million that remain eligible to allocate to the Company. Pursuant to the Combination Agreement, immediately prior to the closing of the Combination, CLNC will, if necessary, declare a special distribution to an affiliate of the Sponsor in an amount that is intended to true up such affiliate for, among other things, the expected present value of the unreimbursed operating costs incurred by the Advisor on the Company’s behalf.

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
PE Investment IIB
In February 2016, the Company’s board of directors, including all of its independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction (“PE Investment IIB”) from NorthStar Realty, which following the mergers became a subsidiary of the Sponsor. The Company purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased the Company’s total ownership from 15.0% to 29.0%. The Company acquired PE Investment IIB for $26.5 million, adjusted for distributions and contributions. With this add-on investment, PE Investment IIA and PE Investment IIB are collectively responsible for 29.0% of the deferred amount, or $72.8 million as of September 30, 2017. In October 2017, PE Investment IIA and PE Investment IIB collectively paid $16.9 million of the deferred amount.
Secured Borrowing
In November 2016, the Company bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of the mortgage loans through a securitization financing transaction entered into by NorthStar Income II. The Company sold three senior participations at cost into the securitization transaction. The Company did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on the Company’s consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” for additional information. As of September 30, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2017, the Company’s independent and non-management directors were granted a total of 121,364 shares of restricted common stock for an aggregate $1.2 million, based on the share price on the date of each grant. Unvested shares totaled 21,122 and 20,462 as of September 30, 2017 and December 31, 2016, respectively. The restricted stock outstanding generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent or non-management director’s service as a director due to his or her death or disability or (ii) a change in control of the Company. A maximum of 2,000,000 shares of restricted common stock may be granted, of which 1,878,636 shares remain available for future grants as of September 30, 2017.
The Company recognized equity-based compensation expense of $68,750 and $180,555 for the three and nine months ended September 30, 2017, respectively, and $56,250 and $134,528 for the three and nine months ended September 30, 2016, respectively, related to the issuance of restricted stock to the independent and non-management directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

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
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. As a result of an additional registration statement to offer up to 10.0 million shares pursuant to the DRP, and until its suspension as described below, the Company continued to offer DRP shares beyond the Total Primary Offering.
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
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants. On August 25, 2017, in connection with the entry into the Combination Agreement, the Company’s board of directors voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions to be paid on or about October 1, 2017 and as a result, all stockholders will receive only cash distributions through the completion of the Combination unless and until the DRP is reinstated.
For the nine months ended September 30, 2017, the Company issued 2.7 million shares totaling $26.8 million of proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 4.5 million shares totaling $43.5 million of proceeds pursuant to the DRP. From inception through September 30, 2017, the Company issued 21.0 million shares totaling $201.3 million of proceeds pursuant to the DRP.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the nine months ended September 30, 2017 (dollars in thousands):

	Distributions(1)(2)
Period	Cash	DRP	Total
January	$4,121	$3,084	$7,205
February	3,718	2,711	6,429
March	4,160	2,975	7,135
April	4,054	2,858	6,912
May	4,155	2,947	7,102
June	4,038	2,852	6,890
July	4,200	2,927	7,127
August	4,157	2,920	7,077
September	6,866	—	6,866
Total	$39,469	$23,274	$62,743
_______________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.

(2)	On August 9, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended December 31, 2017.
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
On August 25, 2017, in connection with the entry into the Combination Agreement, the Company’s board of directors voted to suspend the Share Repurchase Program until further notice. The suspension of the Share Repurchase Program was effective as of September 7, 2017 and as a result, no further share repurchases will be processed unless and until the Share Repurchase Program is reinstated.
Prior to the suspension of the Share Repurchase Program’s suspension, for the nine months ended September 30, 2017, the Company repurchased 4.3 million shares of common stock for a total of $40.7 million or a weighted average price of $9.47 per share. For the year ended December 31, 2016, the Company repurchased 4.3 million shares of common stock for a total of $41.5 million or a weighted average price of $9.53 per share. Prior to the suspension of the Share Repurchase Program, the Company generally funded repurchase requests received during a quarter with proceeds set aside for that purpose, which were not expected to exceed proceeds received from its DRP.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership and was a de minimis amount for the three and nine months ended September 30, 2017 and 2016.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to other non-controlling interests for the three months ended September 30, 2017 was $0.2 million and net income attributable to other non-controlling interests for the nine months ended September 30, 2017 was $0.1 million.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net loss attributable to other non-controlling interests for the three months ended September 30, 2016 was $0.2 million and net income attributable to other non-controlling interests for the nine months ended September 30, 2016 was $0.1 million.

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
Derivative Instruments
Derivative instruments include listed derivatives with quoted prices in active markets for identical financial instruments as of the reporting date. The Company does not adjust the quoted price for these instruments, and as such, classifies derivative instruments as Level 1 of the fair value hierarchy. The derivative assets are recorded within deferred costs and other assets, net on the Company’s consolidated balance sheets. The derivative liabilities are recorded within other liabilities on the Company’s consolidated balance sheets.
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in unconsolidated ventures	$—	$—	$55,401	$55,401	$—	$—	$90,579	$90,579
Real estate securities, available for sale	—	148,158	—	148,158	—	93,975	—	93,975
Mortgage loans held in a securitization trust, at fair value	—	—	922,034	922,034	—	—	—	—
Derivative assets(1)	477	—	—	477	—	—	—	—
Liabilities:
Mortgage obligations issued by a securitization trust, at fair value	$—	$870,075	$—	$870,075	$—	$—	$—	$—
Derivative liabilities(2)	—	—	—	—	—	186	—	186
_______________________________________

(1)	Presented in deferred costs and other assets, net on the accompanying consolidated balance sheets.

(2)	Presented in other liabilities on the accompanying consolidated balance sheets.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017 (Unaudited)		Year Ended December 31, 2016
	PE Investments	CRE Securities(1)	PE Investments
Beginning balance	$90,579	$—	$98,754
Contributions(2)/purchases	13,454	926,886	59,646
Distributions/paydowns	(53,698)	—	(88,525)
Equity in earnings	6,553	—	24,136
Unrealized gain (loss)	(1,487)	(4,852)	(3,432)
Ending balance	$55,401	$922,034	$90,579
_______________________________________

(1)
For the nine months ended September 30, 2017, unrealized loss of $4.9 million related to mortgage loans held in a securitization trust, at fair value was offset by unrealized gain of $5.6 million related to mortgage obligations issued by a securitization trust, at fair value.

(2)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.
For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company used a discounted cash flow model to quantify Level 3 fair value measurements on a recurring basis. For the nine months ended September 30, 2017 and the year ended December 31, 2016, the key unobservable inputs used in the analysis of PE Investments included discount rates with a weighted average of 9.6% and 14.7%, respectively, and timing and amount of expected future cash flow. For the nine months ended September 30, 2017, the key unobservable inputs used in the analysis of CRE securities included a weighted average yield of 10.3% and a weighted average life of 9.76 years. Significant increases or decreases in any one of the inputs described above in isolation may result in significantly different fair value of the financial assets and liabilities using such Level 3 inputs.
For the three and nine months ended September 30, 2017, the Company recorded an unrealized gain of $0.7 million. These amounts, when incurred, are recorded as unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net in the consolidated statements of operations.
For the three and nine months ended September 30, 2017, the Company recorded an unrealized loss of $1.5 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded an unrealized loss of less than $0.1 million and $3.4 million, respectively. These amounts, when incurred, are recorded as unrealized gain (loss) on investments in the consolidated statements of operations.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. The Company elected the fair value option for PE Investments and eligible financial assets and liabilities of its consolidated Investing VIEs because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment. As of September 30, 2017 and December 31, 2016, the Company has elected not to apply the fair value option for any other eligible financial assets or liabilities.
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

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)				December 31, 2016
	Principal Amount		Carrying Value	Fair Value	Principal Amount		Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$366,832	(2)	$367,262	$366,832	$744,297	(2)	$745,323	$755,317
Real estate debt investments, held for sale	150,150		150,150	150,150	—		—	—
Real estate securities, available for sale(3)	210,157		148,158	148,158	138,438		93,975	93,975
Loan collateral receivable, related party(4)	50,791		50,791	50,791	52,204		52,204	50,941
Financial liabilities:(1)
Securitization bonds payable, net	$—		$—	$—	$39,762		$39,762	$39,961
Mortgage notes payable, net	397,111		394,903	397,111	396,613		393,410	356,031
Credit facilities	185,728		185,728	185,728	249,156		249,156	249,156
Loan collateral payable, net, related party(5)	23,729		23,408	23,729	23,729		23,261	23,050
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	There were no future funding commitments as of September 30, 2017. Excludes future funding commitments of $23.2 million as of December 31, 2016.

(3)	Refer to “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

(4)	Represents one senior loan participation interest in a first mortgage loan.

(5)	Represents three senior loan participation interests in first mortgage loans (Refer to Note 7).
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
Real Estate Debt Investments, Net / Loan Collateral Receivable, Related Party / Loan Collateral Payable, Net, Related Party
For CRE debt investments, including loan collateral receivable, related party and loan collateral payable, net, related party, fair values were determined: (i) by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or (ii) based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. As of the reporting date, the Company believes the principal amount approximates fair value. The fair value of CRE debt investments held for sale is determined based on the expected sales price. These fair value measurements of CRE debt, including loan collateral receivable, related party, are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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
The following tables present segment reporting for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

Three Months Ended September 30, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities		Corporate	Subtotal	Investing VIE(1)		Total
Net interest income	$8,814	$—	$4,138	(2)	$247	$13,199	$42	(2)	$13,241
Rental and other income	—	22,889	—		—	22,889	—		22,889
Asset management and other fees, related party	—	—	—		(4,355)	(4,355)	—		(4,355)
Mortgage notes interest expense	—	(4,805)	—		—	(4,805)	—		(4,805)
Other expenses related to securitization trust	—	—	—		—	—	(42)		(42)
Transaction costs	—	—	—		(3,988)	(3,988)	—		(3,988)
Property operating expenses	—	(10,836)	—		—	(10,836)	—		(10,836)
General and administrative expenses	(78)	—	—		(2,522)	(2,600)	—		(2,600)
Depreciation and amortization	—	(12,318)	—		—	(12,318)	—		(12,318)
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	—	—	635		90	725	—		725
Unrealized gain (loss) on investments	—	(1,487)	—		—	(1,487)	—		(1,487)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	8,736	(6,557)	4,773		(10,528)	(3,576)	—		(3,576)
Equity in earnings (losses) of unconsolidated ventures	—	1,040	—		—	1,040	—		1,040
Income tax benefit (expense)	—	9	—		—	9	—		9
Net income (loss)	$8,736	$(5,508)	$4,773		$(10,528)	$(2,527)	$—		$(2,527)
_________________________________________________

(1)
Investing VIEs are not considered to be a segment through which the Company conducts its business; however, U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in CRE securities.

(2)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended September 30, 2017, $0.1 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended September 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$12,691	$—	$1,955	$—	$14,646
Rental and other income	—	21,843	—	—	21,843
Asset management and other fees - related party	—	—	—	(5,410)	(5,410)
Mortgage notes interest expense	—	(4,552)	—	—	(4,552)
Transaction costs	—	(182)	—	—	(182)
Property operating expenses	—	(10,918)	—	—	(10,918)
General and administrative expenses	(195)	(49)	—	(3,137)	(3,381)
Depreciation and amortization	—	(9,481)	—	—	(9,481)
Unrealized gain (loss) on investments	—	(33)	—	—	(33)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	12,496	(3,372)	1,955	(8,547)	2,532
Equity in earnings (losses) of unconsolidated ventures	—	5,575	—	—	5,575
Income tax benefit (expense)	—	(810)	—	—	(810)
Net income (loss)	$12,496	$1,393	$1,955	$(8,547)	$7,297

Nine Months Ended September 30, 2017	Real Estate Debt	Real Estate Equity	Real Estate Securities		Corporate	Subtotal	Investing VIE(1)		Total
Net interest income	$30,492	$—	$8,847	(2)	$663	$40,002	$55	(2)	$40,057
Rental and other income	—	66,827	—		—	66,827	—		66,827
Asset management and other fees, related party	—	—	—		(13,592)	(13,592)	—		(13,592)
Mortgage notes interest expense	—	(14,160)	—		—	(14,160)	—		(14,160)
Other expenses related to securitization trust	—	—	—		—	—	(55)		(55)
Transaction costs	(115)	—	(216)		(5,213)	(5,544)	—		(5,544)
Property operating expenses	—	(30,294)	—		—	(30,294)	—		(30,294)
General and administrative expenses	(333)	(38)	(3)		(7,488)	(7,862)	—		(7,862)
Depreciation and amortization	—	(29,770)	—		—	(29,770)	—		(29,770)
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	—	—	618		107	725	—		725
Unrealized gain (loss) on investments	—	(1,487)	—		—	(1,487)	—		(1,487)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	30,044	(8,922)	9,246		(25,523)	4,845	—		4,845
Equity in earnings (losses) of unconsolidated ventures	—	6,553	—		—	6,553	—		6,553
Income tax benefit (expense)	—	(579)	—		—	(579)	—		(579)
Net income (loss)	$30,044	$(2,948)	$9,246		$(25,523)	$10,819	$—		$10,819
_________________________________________________

(1)
Investing VIEs are not considered to be a segment through which the Company conducts its business; however, U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in CRE securities.

(2)
Includes income earned from the CRE securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the nine months ended September 30, 2017, $0.1 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

NORTHSTAR REAL ESTATE INCOME TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2016	Real Estate Debt	Real Estate Equity	Real Estate Securities	Corporate	Total
Net interest income	$40,454	$—	$5,402	$—	$45,856
Rental and other income	—	58,330	—	—	58,330
Asset management and other fees, related party	—	—	—	(18,747)	(18,747)
Mortgage notes interest expense	—	(12,895)	—	—	(12,895)
Transaction costs	—	(1,698)	—	(211)	(1,909)
Property operating expenses	—	(27,478)	—	—	(27,478)
General and administrative expenses	(576)	(114)	—	(10,863)	(11,553)
Depreciation and amortization	—	(21,386)	—	—	(21,386)
Unrealized gain (loss) on investments	—	(3,432)	—	—	(3,432)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	39,878	(8,673)	5,402	(29,821)	6,786
Equity in earnings (losses) of unconsolidated ventures	672	18,975	—	—	19,647
Income tax benefit (expense)	—	(2,265)	—	—	(2,265)
Net income (loss)	$40,550	$8,037	$5,402	$(29,821)	$24,168
The following table presents total assets by segment as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Total Assets	Real Estate Debt	Real Estate Equity(1)	Real Estate Securities	Corporate(2)	Subtotal	Investing VIE(3)	Total
September 30, 2017 (unaudited)	$601,758	$616,360	$206,579	$94,053	$1,518,750	$925,910	$2,444,660
December 31, 2016	871,600	665,643	105,830	125,407	1,768,480	—	1,768,480
_______________________________________

(1)	Includes investments in PE Investments totaling $55.4 million and $90.6 million as of September 30, 2017 and December 31, 2016, respectively.

(2)	Includes cash, unallocated receivables, deferred costs and other assets, net and the elimination of the subordinate tranches of the securitization trust in consolidation.

(3)
Investing VIEs are not considered to be a segment through which the Company conducts its business; however, U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in CRE securities. As such, the Company has presented the statements of operations and balance sheets within this note in a manner consistent with the views of the Company’s management and chief decision makers.

14.	Subsequent Events
Distributions
On November 8, 2017, the board of directors of the Company approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended March 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
New Investments
Real Estate Securities Investments
In October 2017, the Company purchased one CMBS investment with a face value of $6.5 million at a discount to par of $1.8 million, or 27.2%.

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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of September 30, 2017, our Sponsor had $57.1 billion of assets under management, including Colony NorthStar’s balance sheet investments and third-party managed investments.
Combination Agreement

On August 25, 2017, we entered into a master combination agreement, or the Combination Agreement, with, among others, Colony Capital Operating Company, LLC, or CLNS OP, the operating company of our Sponsor, and NorthStar Real Estate Income II, Inc., or NorthStar Income II, a company managed by an affiliate of our Sponsor, pursuant to which a select portfolio of our Sponsor’s assets and liabilities will be combined with substantially all of our assets and liabilities and all of the assets and liabilities of NorthStar Income II in an all-stock combination transaction to create an externally managed commercial real estate credit REIT (the transactions associated with the Combination Agreement, collectively, the “Combination”). The Combination has been unanimously approved by our special committee and our board of directors as well as the special committee and the board of directors of NorthStar Income II and approved by the board of directors of our Sponsor. The combined company will be named “Colony NorthStar Credit Real Estate, Inc.,” or CLNC, and its Class A common stock is expected to be listed on a national securities exchange.

Upon completion of the Combination, our stockholders, our Sponsor, and the stockholders of NorthStar Income II will own approximately 32%, 37% and 31%, respectively, of CLNC on a fully diluted basis, subject to certain adjustments as set forth in the Combination Agreement.

The Combination is expected to close in the first quarter of 2018, subject to customary closing conditions, including approval by our stockholders as well as stockholders of NorthStar Income II, and the listing of CLNC’s Class A common stock on a national securities exchange. There can be no assurance that the closing conditions will be satisfied, that the Combination will be consummated, or the timing thereof.

Our Business
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
Our Offering
We initially registered to offer up to 100,000,000 shares pursuant to our primary offering to the public, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or DRP, which we refer to collectively as the Offering. Our Primary Offering (including 7.6 million shares reallocated from our DRP, or our Total Primary Offering) was completed on July 1, 2013 and all of the shares initially registered for our Offering were issued. As a result of an additional registration statement to offer up to 10.0 million shares pursuant to our DRP, we continued to offer DRP shares beyond our Total Primary Offering. On August 25, 2017, in connection with the entry into the Combination Agreement, our board of directors voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions to be paid on or about October 1, 2017 and as a result, our stockholders will receive only cash distributions through the completion of the Combination unless and until the DRP is reinstated.
We have raised total gross proceeds of $1.1 billion in the Offering. In addition, from the close of the Primary Offering through November 8, 2017, we have raised an additional $0.2 billion in gross proceeds pursuant to our DRP.

Our Investments
The following table presents our investments as of September 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 8, 2017 (refer to the below and “Recent Developments”) (dollars in thousands):

Investment Type:	Count	Principal Amount/Cost(1)	% of Total
CRE Debt(2)	Loans
First mortgage loans(3)	8	$172,346	11.2%
Mezzanine loans	5	79,340	5.1%
Preferred equity interests	1	82,275	5.3%
Subtotal	14	333,961	21.6%
CRE debt, held for sale(4)	1	150,150	9.7%
Total CRE Debt	15	484,111	31.3%
Operating Real Estate	Properties
Multi-tenant office	14	319,414	20.6%
Multifamily	2	120,796	7.8%
Industrial	23	107,707	7.0%
Student housing	3	68,436	4.4%
Total Operating Real Estate	42	616,353	39.8%
PE Investments(5)
PE Investment I	1	19,494	1.3%
PE Investment IIA	1	50,305	3.3%
PE Investment IIB	1	43,952	2.8%
PE Investment III	1	14,482	0.9%
Total PE Investments	4	128,233	8.3%
CRE Securities
CMBS	25	319,269	20.6%
Total CRE Securities	25	319,269	20.6%
Total	86	$1,547,966	100.0%
_______________________________________

(1)
Based on principal amount for real estate debt and securities investments, fair value for our PE Investments and cost for real estate equity, which includes purchase price allocations related to net intangibles, deferred costs and other assets.

(2)	As of November 8, 2017, we had no future funding commitments.

(3)	Excludes three senior participations in mortgage loans sold into a securitization financing transaction.

(4)
In August 2017, pursuant to the Combination Agreement, we committed to sell to our Sponsor a $65 million senior interest in one $150.2 million first mortgage loan at par to the extent that we do not otherwise sell such loan to a third party. The junior interest of such loan (or, in the case of a sale to a third party, any unsold portion) will be transferred to a liquidating trust for the benefit of our stockholders.

(5)	Includes the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III (as defined below).
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
Our Portfolio
As of September 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 8, 2017, $334.0 million, or 21.6%, of our assets were invested in CRE debt, consisting of 14 loans with an average investment size of $23.9 million. The weighted average extended maturity of our CRE debt portfolio is 4.7 years.
The following table presents a summary of our CRE debt investments as of September 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 8, 2017 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Count(1)	Principal Amount(2)	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread over LIBOR(4)	Total Unleveraged Current Yield
First mortgage loans(5)	8	$172,346	$172,396	51.6%	—%	6.03%	7.76%	100.0%
Mezzanine loans	5	79,340	79,328	23.8%	12.23%	11.00%	12.33%	35.9%
Preferred equity interests(6)	1	82,275	82,628	24.6%	10.00%	—%	10.00%	—%
Total/Weighted average	14	$333,961	$334,352	100.0%	10.85%	6.73%	9.31%	60.1%
_______________________________________

(1)	Excludes CRE debt, held for sale.

(2)	As of November 8, 2017, we had no future funding commitments.

(3)	Based on principal amount.

(4)	As of November 8, 2017, we had $168.7 million principal amount of floating-rate loans subject to a weighted average fixed minimum LIBOR rate of 1.05%.

(5)	Excludes three senior participations in mortgage loans sold into a securitization financing transaction.

(6)	Excludes a $9.1 million proportionate interest in a preferred equity investment owned by a joint venture partner.

The following presents our CRE debt portfolio’s diversity across investment type, property type and geographic location based on principal amount as of September 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 8, 2017:

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
As of September 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 8, 2017, $616.4 million, or 39.8%, of our assets were invested in real estate properties and our portfolio was 93% occupied. The following table presents our real estate property investments as of September 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 8, 2017 (dollars in thousands):

Property Type	Number of Portfolios	Number of Properties	Capacity		Amount(1)
Multi-tenant office	3	14	1,878,968	square feet	$319,414
Multifamily	2	2	1,422	units	120,796
Industrial	1	23	2,077,743	square feet	107,707
Student housing	1	3	2,166	beds	68,436
Total	7	42			$616,353
_______________________________________

(1)	Based on cost which includes purchase price allocations related to net intangibles, deferred costs and other assets.

Private Equity Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In addition, we may own PE Investments through joint ventures with one or more partners.
As of September 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 8, 2017, $128.2 million, or 8.3%, of our assets were invested in PE Investments through unconsolidated ventures.
The following tables present a summary of our PE Investments (dollars in thousands):

				Underlying Fund Interests
PE Investment(1)	Number of Funds	Number of General Partners	Amount(2)	Assets, at Cost	Implied Underlying Leverage(3)	Expected Future Contributions
PE Investment I	49	26	$19,494	$11,462,000	43.9%	$60
PE Investment IIA(4)	24	15	50,305	10,627,000	36.3%	—
PE Investment IIB(4)	—	—	43,952	—	—%	—
PE Investment III(5)	2	1	14,482	842,000	—%	—
Total	75	42	$128,233	$22,931,000		$60
_______________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2017, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Includes the deferred purchase price for PE Investment IIA, PE Investment IIB and PE Investment III.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)
As of September 30, 2017, our share of the combined deferred amount for PE Investment IIA and PE Investment IIB was $72.8 million. The deferred amount will be paid in multiple installments throughout 2017 and 2018 and is expected to be paid from the distributions received from the underlying investments in PE Investment IIA and PE Investment IIB. In October 2017, PE Investment IIA and PE Investment IIB collectively paid $16.9 million of the deferred amount.

(5)
As of September 30, 2017, the deferred purchase price for PE Investment III recorded in other liabilities was $3.4 million. The remaining portion of the purchase price will be paid on December 31, 2017.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Distributions	Contributions(1)	Net
PE Investment I
Three Months Ended September 30, 2017	$420	$5,690	$6,110	$312	$5,798
February 15, 2013 to September 30, 2017(2)	76,627	110,453	187,080	129,451	57,629

PE Investment IIA
Three Months Ended September 30, 2017	$128	$(128)	$—	$—	$—
July 3, 2013 to September 30, 2017(2)	35,775	90,910	126,685	105,434	21,251

PE Investment IIB
Three Months Ended September 30, 2017	$264	$(264)	$—	$—	$—
February 9, 2016 to September 30, 2017(2)	9,393	31,212	40,605	40,003	602

PE Investment III
Three Months Ended September 30, 2017	$228	$1,618	$1,846	$69	$1,777
March 30, 2016 to September 30, 2017(2)	2,326	2,314	4,640	16,797	(12,157)
_______________________________________

(1)	Includes initial investments, before distribution and contribution closing statement adjustments, and subsequent contributions, including deferred purchase price fundings.

(2)	Represents activity from the respective initial closing date through September 30, 2017.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on net asset value, or NAV, as of June 30, 2017 (the most recently available information):

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
As of September 30, 2017, adjusted for acquisitions, dispositions, and commitments to purchase and sell through November 8, 2017, $319.3 million, or 20.6%, of our assets were invested in CRE securities and consisted of 25 CMBS investments purchased at an aggregate $145.6 million, or 45.6%, discount to par and our average investment size was $12.8 million. As of November 8, 2017, the weighted average expected maturity of our CMBS was 7.9 years.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate lowered to 4.2% as of September and third quarter GDP growth of 3.0%, overall macroeconomic conditions remain strong. The Federal Reserve’s June 2017 decision to raise the federal funds rate for the fourth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. Market participants expect another rate increase in December, and while some believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, significant increases across long-term rates have yet to materialize and we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.

With major stock indexes at all-time highs and corporate earnings generally exceeding estimates, investor sentiment across both U.S. and European capital markets reflects increased confidence in the global economy. Following a year of political uncertainty given the unexpected results of the Brexit referendum and the U.S. presidential election, strong corporate earnings have overshadowed these political headwinds, providing fundamental support for record stock valuations in the U.S. and Europe. Despite the initial volatility following both outcomes, since the U.S. election the S&P 500 has increased nearly 20% and the Dow Jones Industrial Average has surpassed 23,000, for the first time and is up more than 5,000 points. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential U.S. corporate and personal tax reform, infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing strength of the economy; (ii) a historically low interest rate environment; (iii) low relative new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property-level net operating income, strong transaction volume or a combination of both. Although CRE transaction volume has slowed slightly during 2017, property valuations remain at all-time highs across property sectors. Extreme weather events and natural disasters have had a devastating effect on real estate in impacted markets, both commercial and residential, in 2017. Hurricanes Harvey, Irma, Jose, and Maria have preliminary total cost estimates of up to $200 billion. More recently, wildfires in northern California have left significant damage to hotels, retirement communities and trailer parks. Projected costs and the impact on loans secured by properties in these regions and other regions subject to natural disasters remain uncertain. In addition, approximately $400 billion of ten-year debt originated during 2007 is set to mature during the course of 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. Despite the highest quarterly issuance in three years during the third quarter 2017, overall CMBS issuance remains below pre-crisis levels due in part to uncertainty around the Dodd-Frank risk retention rules and capital requirements for banks. Given these trends, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand, which may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Overall, economic and industry trends should support robust CRE investment activity, providing attractive investment opportunities for CRE capital providers with strong balance sheets and high underwriting standards.
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

The following table presents our investment activity for the nine months ended September 30, 2017 and from inception through September 30, 2017, adjusted for our acquisitions and commitments through November 8, 2017 (dollars in thousands):

	Nine Months Ended		From Inception Through
	September 30, 2017		November 8, 2017
Investment Type:	Count	Principal Amount/Cost(1)	Count	Principal Amount/Cost(1)
CRE debt	1	$12,000	52	$1,945,305
Operating real estate	—	—	42	616,353
PE Investments(2)	—	—	4	353,684
CRE securities	14	179,025	30	368,700
Total	15	$191,025	128	$3,284,042
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
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of September 30, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.
As of September 30, 2017, we had $136.7 million outstanding under our Term Loan Facilities and $49.0 million outstanding under our CMBS Credit Facilities. As of November 8, 2017, we had $413.3 million of available borrowing under our Term Loan Facilities.
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
As of September 30, 2017, each of our CRE debt investments was performing in accordance with the contractual terms of its governing documents in all material respects. There can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2017 to 2016 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$14,869	$18,649	$(3,780)	(20.3)%
Interest expense	(2,938)	(4,003)	(1,065)	26.6%
Interest income on mortgage loans held in a securitization trust	11,892	—	11,892	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(10,582)	—	(10,582)	100.0%
Net interest income	13,241	14,646	(1,405)	(9.6)%

Property and other revenues
Rental and other income	22,889	21,843	1,046	4.8%
Total property and other revenues	22,889	21,843	1,046	4.8%

Expenses
Asset management and other fees, related party	4,355	5,410	(1,055)	(19.5)%
Mortgage notes interest expense	4,805	4,552	253	5.6%
Other expenses related to securitization trust	42	—	42	100.0%
Transaction costs	3,988	182	3,806	2,091.2%
Property operating expenses	10,836	10,918	(82)	(0.8)%
General and administrative expenses	2,600	3,381	(781)	(23.1)%
Depreciation and amortization	12,318	9,481	2,837	29.9%
Total expenses	38,944	33,924	5,020	14.8%

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	725	—	725	100.0%
Unrealized gain (loss) on investments	(1,487)	(33)	(1,454)	4,406.1%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,576)	2,532	(6,108)	(241.2)%
Equity in earnings (losses) of unconsolidated ventures	1,040	5,575	(4,535)	(81.3)%
Income tax benefit (expense)	9	(810)	819	(101.1)%
Net income (loss)	$(2,527)	$7,297	$(9,824)	(134.6)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$539,212	$11,859	8.80%	$868,327	$16,895	7.78%
CRE securities investments(4)	162,596	4,320	10.63%	68,911	1,754	10.18%
	$701,808	$16,179	9.22%	$937,238	$18,649	7.96%
Interest-bearing liabilities:
Securitization bonds payable, net	$—	$—	—%	$73,273	$996	5.44%
Credit facilities	192,850	2,677	5.55%	324,907	3,007	3.70%
Loan collateral payable, net, related party	23,383	261	4.46%	—	—	—%
	$216,233	$2,938	5.43%	$398,180	$4,003	4.02%
Net interest income		$13,241			$14,646
_______________________________________

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable, net, credit facilities and loan collateral payable, net, related party. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)	Includes interest income on mortgage loans held in a securitization trust net of interest expense on mortgage obligations issued by a securitization trust.
Interest income decreased by $2.5 million to $16.2 million primarily as a result of a $329.1 million decrease in the average carrying value of our debt investments, offset by a $93.7 million increase in the average carrying value of our CRE securities investments.
Interest expense decreased by $1.1 million to $2.9 million primarily as a result of the repayment of securitization bonds payable and a $132.1 million decrease in the average carrying value of our credit facilities.
Other Revenues
Rental and Other Income
Rental and other income increased by $1.0 million to $22.9 million as a result of improved performance from existing properties.
Expenses
Asset Management and Other Fees, Related Party
Asset management and other fees, related party decreased by $1.1 million to $4.4 million during the three months ended September 30, 2017 primarily as a result of a lower level of invested assets during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $0.3 million to $4.8 million primarily as a result of a higher principal amount in connection with the refinancing of one of our mortgage notes in the fourth quarter of 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs increased by $3.8 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of costs associated with the Combination.

Property Operating Expenses
Property operating expenses generally were flat during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased by $0.8 million to $2.6 million as a result of lower operating expenses reimbursed to our Advisor due to lower average invested assets during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.8 million to $12.3 million primarily as a result of accelerated amortization of lease intangibles driven by tenant move-outs during the three months ended September 30, 2017.
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net
During the three months ended September 30, 2017, we recorded an unrealized gain on mortgage loans and obligations held in a securitization trust, net of $0.7 million which represents the change in the fair value of the consolidated assets and liabilities of our investment in the subordinate tranches of the securitization trust in June 2017.
Unrealized Gain (Loss) on Investments
During the three months ended September 30, 2017 and 2016, we recorded an unrealized loss of $1.5 million and less than $0.1 million, respectively, related to our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $4.5 million to $1.0 million as a result of a decrease in earnings from PE Investments as they continue to mature.
Income Tax Benefit (Expense)
For the three months ended September 30, 2017 and 2016, we recorded income tax benefit of less than $0.1 million and income tax expense of $0.8 million, respectively, related to our PE Investments.

Comparison of the Nine Months Ended September 30, 2017 to 2016 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Net interest income
Interest income	$47,529	$59,006	$(11,477)	(19.5)%
Interest expense	(9,044)	(13,150)	(4,106)	31.2%
Interest income on mortgage loans held in a securitization trust	15,774	—	15,774	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(14,202)	—	(14,202)	100.0%
Net interest income	40,057	45,856	(5,799)	(12.6)%

Property and other revenues
Rental and other income	66,827	58,330	8,497	14.6%
Total property and other revenues	66,827	58,330	8,497	14.6%

Expenses
Asset management and other fees, related party	13,592	18,747	(5,155)	(27.5)%
Mortgage notes interest expense	14,160	12,895	1,265	9.8%
Other expenses related to securitization trust	55	—	55	100.0%
Transaction costs	5,544	1,909	3,635	190.4%
Property operating expenses	30,294	27,478	2,816	10.2%
General and administrative expenses	7,862	11,553	(3,691)	(31.9)%
Depreciation and amortization	29,770	21,386	8,384	39.2%
Total expenses	101,277	93,968	7,309	7.8%

Other income (loss)
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	725	—	725	100.0%
Unrealized gain (loss) on investments	(1,487)	(3,432)	1,945	(56.7)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	4,845	6,786	(1,941)	(28.6)%
Equity in earnings (losses) of unconsolidated ventures	6,553	19,647	(13,094)	(66.6)%
Income tax benefit (expense)	(579)	(2,265)	1,686	(74.4)%
Net income (loss)	$10,819	$24,168	$(13,349)	(55.2)%

Net Interest Income
Net interest income is interest income generated on our interest-earning assets less interest expense on our related interest-bearing liabilities.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2017 and 2016. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Nine Months Ended September 30,
	2017			2016
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$627,774	$40,253	8.55%	$916,549	$53,635	7.80%
CRE securities investments(4)	120,944	8,848	9.75%	66,341	5,371	10.79%
	$748,718	$49,101	8.74%	$982,890	$59,006	8.00%
Interest-bearing liabilities:
Securitization bonds payable, net	$9,941	$153	2.05%	$122,415	$4,576	4.98%
Credit facilities	219,366	8,176	4.97%	321,679	8,574	3.55%
Loan collateral payable, net, related party	23,334	715	4.09%	—	—	—%
	$252,641	$9,044	4.77%	$444,094	$13,150	3.95%
Net interest income		$40,057			$45,856
_______________________________________

(1)
Based on amortized cost for CRE debt and securities investments and principal amount for securitization bonds payable, net, credit facilities and loan collateral payable, net, related party. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)	Includes interest income on mortgage loans held in a securitization trust net of interest expense on mortgage obligations issued by a securitization trust.

Interest income decreased by $9.9 million to $49.1 million primarily as a result of a $288.8 million decrease in the average carrying value of our debt investments, offset by a $54.6 million increase in the average carrying value of our CRE securities investments.
Interest expense decreased by $4.1 million to $9.0 million as a result of the repayment of securitization bonds payable and a $102.3 million decrease in the average carrying value of our credit facilities.
Other Revenues
Rental and Other Income
Rental and other income increased by $8.5 million to $66.8 million as a result of the acquisition of operating real estate during 2016 and improved performance from existing properties.
Expenses
Asset Management and Other Fees, Related Party
Asset management and other fees, related party decreased by $5.2 million to $13.6 million during the nine months ended September 30, 2017 primarily as a result of a lower level of invested assets during the nine months ended September 30, 2017, as well as acquisition and disposition fees incurred during the nine months ended September 30, 2016.
Mortgage Notes Interest Expense
Mortgage notes interest expense increased by $1.3 million to $14.2 million primarily as a result of a mortgage note obtained in connection with the acquisition of an operating real estate portfolio during 2016.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and transactions. Transaction costs increased by $3.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily as a result of costs associated with the Combination.

Property Operating Expenses
Property operating expenses increased by $2.8 million to $30.3 million primarily as a result of the acquisition of an operating real estate portfolio during 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business which are primarily paid by our Advisor on our behalf in accordance with our advisory agreement. General and administrative expenses decreased by $3.7 million to $7.9 million as a result of lower operating expenses reimbursed to our Advisor due to lower average invested assets during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization expense increased by $8.4 million to $29.8 million primarily as a result of the acquisition of an operating real estate portfolio during 2016.
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net
During the nine months ended September 30, 2017, we recorded an unrealized gain on mortgage loans and obligations held in a securitization trust, net of $0.7 million which represents the change in the fair value of the consolidated assets and liabilities of our investment in the subordinate tranches of the securitization trust in June 2017.
Unrealized Gain (Loss) on Investments
During the nine months ended September 30, 2017 and 2016, we recorded an unrealized loss of $1.5 million and $3.4 million, respectively, related to our PE Investments.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures decreased by $13.1 million to $6.6 million as a result of a decrease in earnings from PE Investments as they continue to mature.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2017 and 2016, we recorded income tax expense of $0.6 million and $2.3 million, respectively, related to our PE Investments.
Liquidity and Capital Resources
We require capital to fund our investment activities, pay operating expenses and to make distributions. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, securitization financing transactions, borrowings under our Credit Facilities, and mortgage notes and other term borrowings. As of November 8, 2017, we had current investable cash (excluding property level and liquidity requirements) of $119.5 million.
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
Credit Facilities
We currently have eight Credit Facilities including three Term Loan Facilities, that provide up to an aggregate of $550.0 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate, and five CMBS Credit Facilities. The interest rate and advance rate depend on asset type and characteristic. Maturity dates of our Term Loan Facilities range from March 2018 to October 2018 and have extensions available at our option, subject to the satisfaction of certain customary conditions, with final maturity dates ranging from March 2018 to October 2021. The advance rate and maturity date of our CMBS Credit Facilities depend upon asset type. Our Credit Facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of September 30, 2017, we were in compliance with all of our financial covenants under our Credit Facilities.

Secured Borrowing
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of September 30, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.
Offering
We are no longer raising capital from our Primary Offering or our DRP and we have invested substantially all of the net proceeds from our Primary Offering. As such, we do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75.0% of the cost of our investments, excluding indirect leverage held through our unconsolidated venture investments. As of September 30, 2017, our leverage as a percentage of our cost of investments was 43.0%.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2017	2016	Change
Operating activities	$36,751	$47,328	$(10,577)
Investing activities	156,380	56,211	100,169
Financing activities	(183,083)	(113,611)	(69,472)
Net change in cash and cash equivalents	$10,048	$(10,072)	$20,120

Comparison of the Nine Months Ended September 30, 2017 to 2016
Operating Activities
Our cash flows from operating activities depends on numerous factors including the changes to net interest income and net operating income generated from our real estate investments, distributions from PE Investments, fees paid to our Advisor for the management of our investments, transaction costs, and general and administrative expenses. Our net cash provided by operating activities decreased by $10.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of lower net interest income from our debt investments and lower equity in earnings from our PE Investments, partially offset by increased income from our operating real estate and lower asset management and general and administrative expenses, period over period.
Investing Activities
Our cash flows from investing activities are generally used to fund debt investment originations and investment acquisitions, net of proceeds received from dispositions or repayments of real estate assets. Our net cash provided by investing activities increased by $100.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Cash flows provided by investing activities for the nine months ended September 30, 2017 was primarily a result of CRE debt and real estate securities repayments and distributions from PE Investments, partially offset by the origination of a new CRE debt investment and acquisition of real estate securities. Cash flows provided by investing activities for the nine months ended September 30, 2016 was primarily a result of CRE debt investment repayments, proceeds from the sale of an unconsolidated venture, and distributions from PE Investments, offset by the origination of new CRE debt investments, acquisition of real estate securities and operating real estate.
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock, borrowings on credit facilities, and mortgage notes payable. Our net cash used in financing activities increased by $69.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Cash flows used in financing activities for the nine months ended September 30, 2017 was primarily a result of repayment of securitization bonds payable and credit facilities, partially offset by borrowing from credit facilities. Cash flows used in financing activities for the nine months ended September 30, 2016 was primarily a result of the repayment of securitization bonds payable and credit facilities, partially offset by borrowings from mortgage notes and credit facilities.
Off-Balance Sheet Arrangements
As of September 30, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 5, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
Advisor
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursement from us. Pursuant to the advisory agreement, our Advisor may defer or waive fees in its discretion.  Below is a description and table of the fees and reimbursements incurred to our Advisor.
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the nine months ended September 30, 2017 and the amount due to related party as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Nine Months Ended September 30, 2017		Due to Related Party as of September 30, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees, related party	$10	$13,592	$(12,164)	$1,438
Acquisition(1)	Real estate debt investments, net / Asset management and other fees, related party	40	120	(160)	—
Disposition(1)	Real estate debt investments, net / Asset management and other fees, related party	—	2,622	(2,207)	415
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	18	7,391	(4,958)	2,451
Total		$68	$23,725	$(19,489)	$4,304
_______________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to CRE debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees, related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. From inception through September 30, 2017, our Advisor waived $1.9 million of acquisition fees and $0.4 million of disposition fees related to CRE securities.

(2)
As of September 30, 2017, our Advisor has incurred unreimbursed operating costs on our behalf of $9.6 million that remain eligible to allocate to us. Pursuant to the Combination Agreement, immediately prior to the closing of the Combination, CLNC will, if necessary, declare a special distribution to an affiliate of our Sponsor in an amount that is intended to true up such affiliate for, among other things, the expected present value of the unreimbursed operating costs incurred by our Advisor on our behalf.

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
PE Investment IIB
In February 2016, our board of directors, including all of our independent directors, approved the purchase of an additional 14.0% of the PE Investment IIA transaction from NorthStar Realty, which, following the mergers became a subsidiary of our Sponsor, or PE Investment IIB. We purchased PE Investment IIB on the same terms and conditions negotiated by another existing and purchasing unrelated co-investor in the transaction. This increased our total ownership from 15% to 29%. We acquired PE Investment IIB for $26.5 million, adjusted for distributions and contributions. With this add-on investment, PE Investment IIA and PE Investment IIB are collectively responsible for 29% of the deferred amount, or $72.8 million as of September 30, 2017. In October 2017, PE Investment IIA and PE Investment IIB collectively paid $16.9 million of the deferred amount.

Secured Borrowing
In November 2016, we bifurcated three first mortgage loans with an aggregate principal amount of $44.4 million into senior participations in mortgage loans of $29.5 million and junior participations in the related mortgage loans of $14.9 million to facilitate the financing of our mortgage loans through a securitization financing transaction, or secured borrowing, entered into by NorthStar Income II. We sold three senior participations at cost into the securitization transaction. We did not retain any legal interest in the senior participations and retained the junior participations on an unleveraged basis. As a result of U.S. GAAP requirements for transfers of financial assets, the senior participations transferred into the securitization financing transaction are accounted for as a secured borrowing and presented as loan collateral payable, net, related party on our consolidated balance sheets. Refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for additional information. As of September 30, 2017, the carrying value of CRE debt investments recorded in real estate debt investments, net was $23.7 million with an offsetting secured borrowing recorded in loan collateral payable, net, related party of $23.4 million.
Recent Developments
Distributions
On November 8, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended March 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
New Investments
Real Estate Securities Investments
In October 2017, we purchased one CMBS investment with a face value of $6.5 million at a discount to par of $1.8 million, or 27.2%.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the U.S. Securities and Exchange Commission, or the SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Income Trust Inc. common stockholders	$(2,282)	$7,491	$10,739	$24,079
Adjustments:
Depreciation and amortization	12,318	9,481	29,770	21,386
Depreciation and amortization related to non-controlling interests	(1,150)	(978)	(2,728)	(2,172)
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$8,886	$15,994	$37,781	$43,293
Modified funds from operations:
FFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$8,886	$15,994	$37,781	$43,293
Adjustments:
Amortization of premiums, discounts and fees on investments and borrowings, net	1,187	1,011	3,012	3,193
Amortization of capitalized above/below market leases	504	250	1,107	70
Acquisition fees and transaction costs on investments	3,988	182	5,544	4,338
Straight-line rental (income) loss	(81)	(522)	(822)	(1,418)
Unrealized gain (loss) on mortgage loans and obligations held in a securitization trust, net	(725)	—	(725)	—
Unrealized (gain) loss on investments	1,487	33	1,487	3,432
Adjustments related to non-controlling interests	(46)	(10)	(57)	(89)
MFFO attributable to NorthStar Real Estate Income Trust, Inc. common stockholders	$15,200	$16,938	$47,327	$52,819
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.92, our annualized distribution amount represents an effective current yield of 7.1%. From January 1, 2017 through September 30, 2017, we paid distributions at an annualized distribution rate of $0.70 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
Distributions Declared(1)(2)
Cash	$39,469		$53,408
DRP	23,274		43,337
Total	$62,743		$96,745

Sources of Distributions(1)
Funds from Operations(3)	$37,781	60%	$60,286	62%
Offering proceeds	24,962	40%	36,459	38%
Total	$62,743	100%	$96,745	100%

Cash Flow Provided by (Used in) Operations	$36,751		$60,836
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)	On August 9, 2017, our board of directors approved a daily cash distribution of $0.001917808 per share of common stock for each of the three months ended December 31, 2017.

(3)
From inception through September 30, 2017, we declared distributions of $461.6 million, of which 74% was paid from FFO, 25% was paid from Offering proceeds and 1% was paid from distribution support proceeds. From inception through September 30, 2017, the difference between total distributions paid (including cash distributions and shares issued in connection with our DRP) and cash flow provided by operations was $97.9 million, of which $4.6 million related to shares purchased by an affiliate of our Sponsor (previously a subsidiary of NorthStar Realty), pursuant to our Distribution Support Agreement, which terminated in July 2013, and the remainder related to shares issued pursuant to our DRP.

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
As of November 8, 2017, our portfolio is generating an 11.8% current yield on invested equity before expenses and excluding uninvested cash. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of September 30, 2017, 73.9% of our debt investments, including future funding commitments, were floating rate investments and 44.1% of our total borrowings were floating rate liabilities. Of the floating rate liabilities, 19.1% related to the use of our CMBS Credit Facilities. As of September 30, 2017, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $1.6 million annually, net of interest expense.
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
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2017, two CRE debt investments each contributed more than 10% of interest income, of which one debt investment was classified as held for sale.
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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering, including our DRP, and we may do so in the future. During the course of our existence, we may not generate sufficient cash flow from operations to fund distributions and, as a result, distributions declared may be paid using proceeds from our DRP. For the nine months ended September 30, 2017, we declared distributions of $62.7 million compared to cash provided by operating activities of $36.8 million with $25.0 million, or 40%, of the distributions declared during this period being paid using proceeds from our DRP. For the year ended December 31, 2016, we declared distributions of $96.7 million compared to cash provided by operating activities of $60.8 million with $36.5 million, or 38%, of the distributions declared during this period being paid using proceeds from our DRP.
On August 25, 2017, in connection with our entry into the Combination Agreement, our board of directors voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect prior to the monthly distributions to be paid on or about October 1, 2017 and as a result, all stockholders will receive only cash distributions unless the DRP is reinstated.
Stockholders cannot be sure of the market price of the CLNC common stock they will receive as consideration.
Upon completion of mergers of each of us and NorthStar Income II with and into CLNC as contemplated by the Combination Agreement, which we refer to as the Mergers, our stockholders will receive shares of CLNC class B common stock, which will subsequently convert to shares of CLNC’s class A common stock at various times as further described in the Combination Agreement. We anticipate that CLNC’s class A common stock will be traded on a national securities exchange; however, prior to the Combination, there has not been and will not be an established public trading market for CLNC common stock. The market price of the CLNC class A common stock following the Combination will be unknown until the commencement of trading of CLNC class A common stock upon the consummation of the Combination. The value of the CLNC class B common stock will be based on the market price of the CLNC class A common stock at the time that the applicable class of CLNC class B common stock converts to CLNC class A common stock. Therefore, stockholders will not know the value of the consideration they will receive for the Mergers until the completion of the Combination.
The NorthStar I exchange ratio in the Combination is fixed and generally will not be adjusted for changes affecting us.
If the Mergers are completed, and assuming the exchange ratio is not adjusted pursuant to the terms of the Combination Agreement, each outstanding share of our common stock will be converted into the right to receive 0.3532 (which we refer to as the NorthStar I exchange ratio) shares of CLNC class B common stock, classified as follows: (i) 10% as shares of CLNC class B-1 common stock, (ii) 45% as shares of CLNC class B-2 common stock and (iii) 45% as shares of CLNC class B-3 common stock.
The NorthStar I exchange ratio is fixed and may be adjusted only under certain limited circumstances as set forth in the Combination Agreement and will not be adjusted to reflect any changes in the value of our common stock between the signing of the Combination Agreement and the closing of the Mergers. However, immediately prior to the closing of the Combination, if we have generated the least amount of cash leakage as compared to NorthStar Income II during the period from July 1, 2017 through the day immediately preceding the closing date, excluding the dividend payment made on July 1, 2017, we will declare a special dividend in order to true up the agreed contribution values of us and NorthStar Income II in relation to each other. In addition, immediately prior to the closing of the Combination, CLNC will, if necessary, declare a special distribution to CLNS OP in an amount that is intended to true up CLNS OP for the difference between (i) the sum of (a) the loss in value of us and NorthStar Income II as a result of the distributions made by us and NorthStar Income II in excess of funds from operations from July 1, 2017 through the day immediately preceding the closing date (excluding the dividend payment made on July 1, 2017), (b) funds from operations for the Contributed Entities (as defined in the Combination Agreement) from July 1, 2017 through the day immediately preceding the closing date of the Combination, (c) cash contributions or contributions of certain intercompany receivables made to the Contributed Entities from July 1, 2017 through the day immediately preceding the closing date and (d) the expected present value of certain unreimbursed operating expenses of us and NorthStar Income II paid on each company’s behalf by their respective advisors, and (ii) cash distributions made by the Contributed Entities from July 1, 2017 through the day immediately preceding the closing date, excluding the Goodwill Distribution (as defined in the Combination Agreement).
Completion of the Combination is subject to many conditions and if these conditions are not satisfied or waived, the Combination will not be completed.
Completion of the Combination is subject to many conditions that must be satisfied or waived under the Combination Agreement in order for the Combination to be completed including, among others, receipt of approval of our stockholders and the stockholders of NorthStar Income II.
In addition, each of the parties may terminate the Combination Agreement under certain circumstances, including, among other reasons, if the Combination is not completed by the outside date (as set forth in the Combination Agreement).
There can be no assurance that the conditions to the closing of the Combination will be satisfied or waived. For example, CLNC’s ability to qualify as a REIT depends, in part, on its acquisition of our and NorthStar Income II’s qualifying REIT assets in the Mergers. Accordingly, for CLNC’s counsel to deliver the REIT qualification opinion that is a condition to the closing of the Combination, CLNC must be able to project, and its counsel to reasonably assume, that CLNC will satisfy the REIT income and asset tests for the entire taxable year of the Mergers. Accordingly, there can be no assurance that the Combination, including the Mergers, will be completed.
If the Combination does not occur, we may incur payment obligations to the others.
If the Combination Agreement is terminated under certain circumstances, we may be required to pay NorthStar Income II and/or CLNS OP certain termination fees of approximately $43.4 million or transaction expenses of up to $10 million each (depending on the specific circumstances).
Our stockholders, as a group, will hold a significantly smaller share of CLNC following the closing of the Combination than they currently do as stockholders of us.
Following the Combination, our former stockholders are expected to hold approximately 32% of CLNC immediately after the completion of the Combination, on a fully diluted basis. Consequently, our stockholders, as a group, will exercise less influence over the management and policies of CLNC after the completion of the Combination than they currently exercise over the management and policies of us. In addition, our charter includes certain provisions required by the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, or the NASAA REIT Guidelines, which apply to REITs with shares that are publicly registered with the SEC but are not listed on a national securities exchange, including certain director removal rights. The CLNC charter does not include provisions based on the NASAA REIT Guidelines and such guidelines would not apply to CLNC.
If the Mergers are approved, the date on which our stockholders will receive CLNC common stock is uncertain.
Even if the Mergers are approved by our stockholders and NorthStar Income II’s stockholders, the date on which the Mergers are consummated and our stockholders will receive CLNC common stock will remain uncertain, and may not occur at all. Although it is expected that the Mergers will be consummated in the first quarter of 2018, the completion date of the Mergers might be later than expected due to delays in satisfying the conditions to the closing of the Combination (including the listing by CLNC of its class A common stock on a national securities exchange) or other unforeseen events. In addition, there can be no assurance that the Mergers will be completed even if the required stockholder approvals are obtained.
The Combination Agreement includes restrictions on our ability to make distributions to our stockholders, even if we would otherwise have net income and net cash available to make such distributions.
Pursuant to the Combination Agreement, we are permitted to make our regular daily dividend distributions to our stockholders of up to $0.001917808 per share of our common stock prior to the closing of the Mergers. Our board of directors may also declare a special dividend in cash in respect of our common stock to the extent the cash leakage of NorthStar Income II exceeds any cash leakage of us prior to the closing of the Mergers.
We are permitted under the Combination Agreement to make certain minimum distributions in excess of the above limits as needed in order to maintain our respective statuses as REITs. In the event the amounts of permitted dividends described above are exceeded, pursuant to a distribution necessary for us to qualify as a REIT or to avoid the incurrence of any income or excise tax, the NorthStar I exchange ratio will be adjusted.
Therefore, even if we have available net income or net cash to make distributions to our stockholders and satisfy any other conditions to make such distributions, the terms of the Combination Agreement could prohibit such action.
We will be subject to business uncertainties and certain operation restrictions until consummation of the Combination.
Uncertainty about the effect of the Mergers may have an adverse effect on us. These uncertainties could disrupt our business and cause investors and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new business partners or investment counterparties to delay doing business with us until the Combination has been completed successfully. In addition, the Combination Agreement restricts us from making certain acquisitions and investments and taking other specified actions without the consent of the other parties until the Combination occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Combination, even if such actions would otherwise prove beneficial to our stockholders. Those operating covenants will continue to apply until the Mergers occur.
Failure to complete the Combination could negatively affect our value and our future business and financial results.
If the Combination Agreement is terminated and the Combination is not completed for any reason, including as a result of our stockholders’ or NorthStar Income II stockholders’ failing to approve the necessary proposals, our ongoing business could be adversely affected and, without realizing any of the benefits of having completed the Combination, may be subject to several risks, including that:

•	we may experience negative reactions from our investors;

•
we will be required to pay certain costs relating to the Combination, whether or not the Combination is completed, and, depending on the circumstances relating to a termination, may be required to pay certain termination fees or transaction expenses; and

•	our management’s focus and resources may be diverted from operational matters and other strategic opportunities while working to implement the Combination.

If either of the Mergers does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, stockholders participating in such Merger may be required to pay substantial U.S. federal income taxes.
Although the parties intend that each of the Mergers will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, it is possible that the Internal Revenue Service, which we refer to as the IRS, could assert that one or both of the Mergers fails to so qualify. If the IRS were to be successful in any such contention, or if for any other reason any such Merger were to fail to qualify as a “reorganization,” each U.S. holder participating in any such Merger would recognize gain or loss with respect to all such U.S. holder’s shares of stock based on the difference between: (i) that U.S. holder’s tax basis in the relevant shares; and (ii) the aggregate cash and the fair market value of the shares of stock received in the applicable Merger.
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
Prior to the suspension of our Share Repurchase Program (described below), we generally funded repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time, provided that any amendment that adversely affects the rights or obligations of a participant will take effect upon 10 days’ prior written notice (or 10 business days’ prior written notice if related to a change in the number of shares that can be repurchased in a calendar year). In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or a listing of our shares occurs on a national securities exchange or are included for quotation in a national securities market. On August 25, 2017, in connection with the entry into the Combination Agreement, our board of directors voted to suspend our Share Repurchase Program until further notice. The suspension of our Share Repurchase Program went effective as of September 7, 2017 and as a result, no further share repurchases will be processed unless and until the Share Repurchase Program is reinstated.
For the nine months ended September 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—
February 1 to February 28	1,847,639	9.42	1,847,639	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	1,135,346	9.44	1,135,346	(1)
June 1 to June 30	—	—	—
July 1 to July 31	—	—	—
August 1 to August 31	1,318,509	9.51	1,318,509	(1)
September 1 to September 30	—	—	—
Total	4,301,494		4,301,494
_______________________________________

(1)
Subject to funds being available, and if our Share Repurchase Program resumes, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder.

Unregistered Sales of Equity Securities
During the three months ended September 30, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q or annual reports on Form 10-K.

Item 6.    Exhibits

Description of Exhibit
2.1
Master Combination Agreement, dated as of August 25, 2017, among Colony Capital Operating Company, LLC, NRF RED REIT Corp., NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income Trust Operating Partnership, LP, NorthStar Real Estate Income II, Inc., NorthStar Real Estate Income Operating Partnership II, LP, Colony NorthStar Credit Real Estate, Inc. and Credit RE Operating Company, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2017 and incorporated herein by reference)

3.1
Second Articles of Amendment and Restatement of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2010 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of NorthStar Real Estate Income Trust, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

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
The following materials from the NorthStar Real Estate Income Trust, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 (unaudited) and year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Real Estate Income Trust, Inc.
Date:	November 13, 2017	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chairman, Chief Executive Officer and President

Date:	November 13, 2017	By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer