Form 10-K
period 2018-12-31
N1 Liquidating Trust
filed 2019-04-01
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-54671*

N1 Liquidating Trust
(Exact Name of Registrant as Specified in its Charter)

Maryland	32-6497467
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
515 S. Flower St., 44th Floor, Los Angeles, CA 90071
(Address of Principal Executive Offices, Including Zip Code)
(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.* Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).* Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.* ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018. Not applicable.
As of March 28, 2019, there were 119,333,203 units of beneficial interest in N1 Liquidating Trust outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

*
N1 Liquidating Trust is the transferee of the assets and liabilities of NorthStar Real Estate Income Trust, Inc. and files reports under the Securities and Exchange Commission (the “SEC”) file number for NorthStar Real Estate Income Trust, Inc. NorthStar Real Estate Income Trust, Inc. filed a Form 15 on February 1, 2018, indicating its notice of termination of registration and filing requirements.

N1 LIQUIDATING TRUST

FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the ability to complete our plan of liquidation, in the timeframe estimated or at all;

•	greater than expected liquidation costs or liabilities;

•	our ability to make distributions to our beneficiaries prior to a liquidation or at all;

•	the lack of a public trading market for our units of the beneficial interests;

•
the effect of economic or market conditions on the valuation of the collateral underlying the first mortgage loan in which a subsidiary of the Trust (as defined herein) holds the Junior Participation (as defined herein);

•	the impact of economic conditions on the first mortgage loan in which a subsidiary of the Trust holds the Junior Participation;

•	borrower default or bankruptcy;

•	the borrower’s ability to sell or dispose of all or portions of the collateral in the timeframe anticipated or at all, and any resulting impact on proceeds available for distribution to unitholders;

•	a decrease in the value of the properties securing the first mortgage loan in which a subsidiary of the Trust holds the Junior Participation;

•	difficulties in economic conditions in our geographic markets and industry sector;

•	changes in our management;

•
the failure to achieve the desired tax impact of the transactions contemplated with respect to the Trust and resultant tax treatment relating to, arising from or incurred in connection with such transactions; and

•	changes to U.S. generally accepted accounting principles (“GAAP”).
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our liquidation value are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 10. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to the “Trust,” “we,” “us” or “our” refer to N1 Liquidating Trust and its subsidiary, unless context specifically requires otherwise.
Overview
N1 Liquidating Trust was formed on January 5, 2018 as a statutory trust under Maryland law to hold and liquidate a first mortgage loan (the “Loan”) previously held by NorthStar Real Estate Income Trust, Inc. (“NorthStar I”), which was excluded from the combination (the “Combination”) of substantially all of the assets of NorthStar I, NorthStar Real Estate Income II, Inc. (“NorthStar II”) and a select portfolio of assets of Colony Capital, Inc. (“CLNY”) to create Colony Credit Real Estate, Inc., a publicly-traded real estate investment trust (“CLNC”).
Prior to the Combination, NorthStar I, a Maryland corporation formed in January 2009, originated, acquired and asset managed a diversified portfolio of commercial real estate debt and select equity and securities investments. NorthStar I operated and elected to be treated as a real estate investment trust for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.
On January 31, 2018, the closing date of the Combination, NorthStar I completed its merger with and into CLNC (the “NorthStar I Merger”). At the effective time of the NorthStar I Merger (the “NorthStar I Merger Effective Time”), each share of NorthStar I’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the NorthStar I Merger Effective Time, was cancelled and converted into the right to receive 0.3532 shares of Class A common stock of CLNC, plus cash in lieu of any fractional shares (the “NorthStar I Merger Consideration”). In addition, prior to the NorthStar I Merger Effective Time, NorthStar I distributed to its stockholders, as a special dividend, all of the units of beneficial interest in the Trust (the “Units”), with each share of NorthStar I’s common stock receiving one Unit (plus a fractional portion of a Unit equal to any fractional shares) (the “Special Dividend”).
On February 1, 2018, NorthStar I filed a Form 15 with the SEC to terminate the registration of NorthStar I’s common stock under the Exchange Act, at which point NorthStar I ceased filing reports under the Exchange Act.
The Trust
On January 31, 2018, in accordance with the provisions of the combination agreement (the “Combination Agreement”), which provisions (together with the Liquidating Trust Agreement (as defined below)) we refer to herein as our “plan of liquidation,” NorthStar I, through a subsidiary, transferred the Loan to N1 Hendon Holdings, LLC, a Delaware limited liability company (the “Liquidating Company”), in exchange for all of the common equity interests in the Liquidating Company. Following such transfer, the Liquidating Company entered into a participation agreement (the “Participation Agreement”) with CFI Hendon Holdings, LLC, a Delaware limited liability company and subsidiary of CLNY (“CFI Holdings”), pursuant to which CFI Holdings purchased from the Liquidating Company a $65.0 million senior participation interest in the Loan (the “Senior Participation”), and the Liquidating Company retained a $85.15 million junior participation interest in the Loan (the “Junior Participation”).
Also on January 31, 2018, Sujan S. Patel, James J. Thomas and Chris S. Westfahl, in their capacities as trustees of the Trust, and NorthStar I entered into an Agreement and Declaration of Trust (the “Liquidating Trust Agreement”). NorthStar I subsequently transferred all of its ownership interests in the Liquidating Company to the Trust in exchange for 100% of the outstanding Units, which NorthStar I then distributed in the Special Dividend to its stockholders. Effective as of December 6, 2018, Sujan S. Patel resigned as a trustee of the Trust, and David Belford was concurrently appointed by the remaining trustees as Chairman and a trustee of the Trust.
The Trust holds the Loan through its ownership of 100% of the membership interests in the Liquidating Company, which directly holds the Loan. The Trust acts as the managing member of the Liquidating Company. The organizational structure of the Trust and its assets is as follows:

The beneficial interests in the Trust are expressed in terms of units for ease of administration, but the Units are not certificated. Each Unit represents ownership of an undivided proportionate interest in all of the assets and liabilities of the Trust. Subject to certain limited exceptions with regard to retirement accounts, Units may not be transferred or assigned other than by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.
The Liquidating Trust Agreement provides that our trustees are responsible for overseeing the management and liquidation of the Trust’s assets, including servicing through the maturity or otherwise disposing of the Loan, and that our trustees have the discretion to make distributions of available cash to the beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, our anticipated costs and expenses and such other factors as they may consider appropriate.
The Liquidating Trust Agreement further provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all the assets held by the Trust and its subsidiaries or (ii) three years from January 31, 2018. Notwithstanding the foregoing, the trustees may continue the existence of the Trust beyond the three-year term if the trustees reasonably determine that an extension is necessary to fulfill the purposes of the Trust. As a result of the Loan Modification discussed below, the Loan is scheduled to mature on December 9, 2020, with three, one-year extension options at the borrower group’s (the “Borrower”) option subject to satisfying certain conditions. To the extent that the Borrower meets the required conditions and exercises its options to extend the term of the Loan, the Trust expects to extend the term of the Trust accordingly.
We currently operate as one reportable segment comprised of the Junior Participation. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our financial information.
Advisor
On January 31, 2018, the Trust, the Liquidating Company, and CNI NSI Advisors, LLC, a Delaware limited liability company (the “Advisor”), entered into a management services agreement (the “Management Services Agreement”) pursuant to which the Advisor was appointed to provide assistance in the management, sale, disposition and/or liquidation of the Trust’s assets, and to provide administrative services to the Trust, the Liquidating Company and their subsidiaries. The Advisor is an affiliate of CLNY and CFI Holdings, the holder of the Senior Participation.

Trust Objectives
Our primary objective is to prudently manage the Loan until it is disposed of or matures, and to collect and distribute the proceeds from the Trust’s assets to its beneficiaries as promptly as possible. The amount per Unit that would be paid in cash upon the final maturity date or sale of the Loan will be determined by, among other things, market conditions, the Borrower’s ability to repay the remaining principal balance of the Loan, the principal and interest then owed on the Senior Participation, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to the beneficiaries in connection with the Trust or the timing of the liquidation of the Trust.
The Loan and Junior Participation
Our sole asset is the Junior Participation, which has an outstanding principal balance of $85.2 million as of March 28, 2019. The Junior Participation represents a subordinated interest in the Loan, which is a first mortgage loan collateralized by certain retail properties in the Southeast United States. The terms of the Junior Participation are governed by the Participation Agreement with CFI Holdings, which owns the Senior Participation. The outstanding principal balance of the Senior Participation is $45.6 million as of March 28, 2019.
In accordance with the Participation Agreement, we may generally receive payments of interest and principal made by the Borrower on the Loan, subject the following order of priority: first, to CFI Holdings for any unreimbursed costs and expenses it paid with respect to the Loan; second, with respect to interest payments received, to CFI Holdings in an amount equal to the accrued and unpaid interest on the principal balance of the Senior Participation at a rate equal to the modified interest rate (as described below); third, with respect to interest payments received, to the Liquidating Company in an amount equal to the accrued and unpaid interest on the principal balance of the Junior Participation at a rate equal to the modified interest rate; fourth, with respect to any principal payments received, to CFI Holdings until the principal balance of the Senior Participation has been reduced to zero and there are no outstanding obligations to CFI Holdings; fifth, with respect to any principal payments received, to the Liquidating Company until the principal balance of the Junior Participation has been reduced to zero and there are no outstanding obligations to Liquidating Company; and sixth, if any excess amount is available to be distributed in respect of the Loan, and not otherwise applied in accordance with the foregoing, any remaining amount shall be paid pro rata to CFI Holdings and Liquidating Company in accordance with their respective percentage interests.
If an event of default occurs on the Loan, pursuant to the Participation Agreement, the order of priority of payments made on the Loan will change to reflect that CFI Holdings will first receive all interest and principal payments made on the Loan until CFI Holdings receives all of its unreimbursed costs and expenses, and accrued and unpaid interest and outstanding principal on the Senior Participation, before the Liquidating Company will receive any accrued and unpaid interest and outstanding principal on the Junior Participation.
Pursuant to the Participation Agreement, the Loan is serviced by CFI Holdings. CFI Holdings provides the day-to-day management of the Loan, subject to our consent for certain major decisions, including, but not limited to, a material modification of the Loan (including any extension of the maturity date or change to the amount or timing of principal and interest payments), a waiver of an event of default, a transfer or material alteration of the retail portfolio serving as collateral for the Loan (the “Portfolio”), and the approval of any additional lien on the property in the Portfolio.
In addition, we may not transfer the Junior Participation without CFI Holdings’ consent. Further, pursuant to the Participation Agreement, in the event that the Liquidating Company or its affiliate acquires title to any of the properties within the Portfolio on behalf of itself and CFI Holdings through foreclosure, delivery of a deed in lieu of foreclosure or otherwise, CFI Holdings has agreed to provide an additional $10 million loan to the Liquidating Company or its affiliate to fund the operations of any such properties acquired.
In connection with the Loan Modification (as described below), we recognized an impairment charge of $28.1 million in the period ended December 31, 2018 on the Junior Participation. In addition, in accordance with liquidation basis accounting under GAAP, we recognized aggregate losses of $9.5 million relating to the exit fee waiver and the Modified Interest Rate (as described below) as well as the additional management fees and other expenses that are expected to be incurred over the term of the Loan, as modified by the Loan Modification.
Loan Modification and Amended and Restated Participation Agreement
In February 2019, the Trust modified certain terms of the Loan (the “Loan Modification”) primarily by:

(1)
bifurcating the $150.15 million outstanding principal of the Loan into two tranches - a Tranche A and a Tranche B, with Tranche A equaling $65.6 million (reflecting a $19.4 million payment of Loan principal using a portion of the proceeds received from an insurance settlement agreement as described below) and continuing to bear interest at a rate of 620 basis points, plus the greater of (a) 25 basis points and (b) the 30-day London Interbank Offered Rate (“LIBOR”), but not to exceed 9% per annum (the “Modified Interest Rate”). The remaining $65.15 million Tranche B of the Loan no longer bears interest;

(2)	requiring a new $5.5 million capital contribution from the Borrower to be used for capital expenditures and subordinated to Tranche A;

(3)
extending the initial maturity date of the Loan to December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions, including, among others, sales of select properties within the Portfolio;

(4)
providing the Borrower with (a) an option, not to be exercised prior to July 9, 2020, to sell to an affiliate of Borrower select properties within the Portfolio (the “Initial Portfolio Sale Option”) and (b) an option, not to be exercised prior to June 9, 2022, to sell to an affiliate of Borrower any enclosed mall within the Portfolio (the “Enclosed Mall Sale Option”); and

(5)	waiving the 1% exit fee on the Loan.
In addition, in accordance with the Loan Modification, and in consideration of the Borrower’s new capital contribution, the Borrower will be entitled to an 8% return on its new capital contribution funded from certain excess net operating income generated by the Portfolio (if any).
In general, proceeds resulting from sales of select properties within the Portfolio or an exercise of the Initial Portfolio Sale Option and Enclosed Mall Sale Option will be applied to repay the Tranche A and Tranche B principal balances then outstanding; however, the Borrower will be entitled to receive a certain portion of any such proceeds, as follows:
(i) 20% of proceeds from a sale of Portfolio properties or an exercise of the Initial Portfolio Sale Option, until the Borrower’s $5.5 million new capital contribution is repaid in full; and
(ii) subject to the Tranche A principal balance being paid in full, 30% of proceeds from a sale of Portfolio properties or an exercise of an Enclosed Mall Sale Option until the Borrower’s new capital contribution and original $40.2 million capital contribution, is repaid in full.
Following full repayment of Tranche A, Tranche B and the Borrower’s capital contributions as described above, any remaining proceeds from an Initial Portfolio Sale Option or Enclosed Mall Sale Option exercise will be distributed 90% to the Borrower and 10% to the lender. Any proceeds received by the lender of the Loan (whether in repayment of Tranche A, Tranche B or otherwise) will be applied to the Senior Participation and/or the Junior Participation, in accordance with the Participation Agreement.
Further, pursuant to the Loan Modification and subject to certain conditions, if the Borrower fails to pay the outstanding principal balance of the Loan at the final maturity date and the Liquidating Company acquires title of the remaining properties within the Portfolio, then for a period of up to 60 months (the “Tail Term”), the Borrower will have the right to participate in the net operating income and proceeds of any sales of such remaining properties within the Portfolio in the same manner as provided for in the Loan Modification Agreement with respect to distributions of net operating income and proceeds from an Initial Portfolio Sale Option or Enclosed Mall Sale Option, as applicable; provided that, if a sale of the remaining Portfolio does not occur within 36 months, then Borrower will be entitled to a 9% return on any outstanding New Capital Contribution for the remaining Tail Term.
In February 2019, concurrently with the Loan Modification, the Trust, through the Liquidating Company, amended and restated the Participation Agreement with CFI Holdings primarily to reflect the Loan Modification.
Further, CFI Holdings reaffirmed its obligation to provide an additional $10 million loan to the Liquidating Company or its affiliate in the event that the Liquidating Company or its affiliate acquires title to any of the properties within the Portfolio on behalf of itself and CFI Holdings through foreclosure, delivery of a deed in lieu of foreclosure or otherwise, in accordance with certain terms and conditions set forth in the Participation Agreement as amended and restated.
Insurance Settlement and Collateral Release
In October 2018, Hurricane Michael caused extensive damage to certain of the properties within the Portfolio (the “Affected Properties”). In February 2019, concurrently with the Loan Modification, in connection with an insurance settlement agreement related to the Affected Properties, the Borrower received $21.5 million in proceeds from an insurance provider, $19.4 million of which was used to paydown Loan principal of Senior Participation and the remaining $2.1 million was used to reimburse the Borrower for costs incurred in restoring and repairing the Affected Properties. In connection with such principal paydown, the Loan Modification released a portion of the Affected Properties (representing 17.6% of the Portfolio based on rentable square feet) from serving as collateral for the Loan.

Liquidation Update
As of the date of this report, the Loan is scheduled to mature on December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions. We do not currently anticipate selling the Loan or the Junior Participation at any time prior to the Loan’s final maturity date. As a result, we do not anticipate completing a liquidation of the Trust’s assets, including the Junior Participation, prior to the final maturity date of the Loan. However, we can provide no assurance that we will be able to accomplish a liquidation on this anticipated timeframe.
Tax Status and Treatment
We are treated as a grantor trust for income tax purposes and accordingly, are not subject to federal or state income tax on any income earned or gain recognized by us. We may recognize taxable income or loss, as the case may be, from our assets prior to their disposition, and taxable gain or loss as and when our assets are disposed of for an amount greater or less than the fair market value of such assets at the time of the initial distribution of the Units on January 31, 2018. Our beneficiaries will be treated as the owner of a pro rata portion of each remaining asset, including cash, received by and held by us and will be required to report on their federal and state income tax return their pro rata share of taxable income, including gains and losses recognized by us.
We will issue an annual information statement to our beneficiaries during the first quarter of 2019 with tax information for their tax returns for the year ended December 31, 2018. Beneficiaries are urged to consult with their tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.
Reports to Beneficiaries
The Trust will file with the SEC annual reports under the cover of Form 10-K showing the net assets in liquidation of the Trust at the end of the applicable calendar year and the receipts and disbursements of the Trust for such period covered by the report. Although not required under the Liquidating Trust Agreement, the financial statements of the Trust will be audited by an independent registered public accounting firm. During the course of each fiscal year, whenever a material event relating to the Trust or its assets occurs, the Trust will file with the SEC a current report on Form 8-K describing such event.
Conflicts of Interest
We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us, and conflicts with respect to the allocation of the Advisor’s and its key personnel’s time. See Item 1A, “Risk Factors,” for additional detail. The independent trustees have an obligation to function on our behalf in all situations in which a conflict of interest may arise. The trustees are required to exercise their rights and powers in good faith and use the same degree of care and skill in their exercise as a prudent person would exercise or use under the circumstances in the conduct of their own affairs.
Employees
We have no employees. Pursuant to the terms of the Management Services Agreement, the Advisor assumes principal responsibility for managing our affairs, and we compensate the Advisor for these services.

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our liquidation value could be materially adversely affected.
The holders of our Units may receive less than expected or nothing from the Trust.
The value of each Unit, the actual amount of principal and interest payments the Trust will receive with respect to the Junior Participation, the net proceeds from any sale, transfer or other disposition of the Junior Participation and the amounts to be distributed to holders of our Units are subject to various and significant uncertainties, many of which are beyond our control, and which could cause our actual liquidation value to differ materially from current expectations.
The Junior Participation is a subordinated interest in the Loan. Our ability to make distributions to our beneficiaries depends on the amount and timing of principal and interest payments received with respect to the Loan, the amount of such payments owed on the Senior Participation, or the net proceeds from any sale, transfer or other disposition of the Junior Participation, in each case in excess of the expenses and other obligations of the Trust. The Trust has a term of three years, which began on January 31, 2018 and may be extended under certain circumstances. The Loan has an initial maturity date of December 9, 2020, but is subject to three extensions of one year each at the Borrower’s option, subject to the satisfaction of certain conditions. In addition, while the Loan is not presently in default, it is also possible that the Borrower will default on its obligations under the Loan and that the Trust will have to pursue enforcement of the Loan obligations or negotiate a work-out with the Borrower, the timing of which could be prolonged. Accordingly, the three-year term of the Trust may have to be extended and, while we do not anticipate completing a liquidation of the Trust’s assets, including the Junior Participation, prior to the final maturity date of the Loan, we cannot say with certainty how long it will take before a final distribution is made. Although we believe that principal and interest payments received with respect to the Junior Participation or proceeds of any sale, transfer or other disposition of the Junior Participation will ultimately lead to distributions to holders of our Units, we cannot assure you that the Trust will be able to collect significant principal and interest payments or any payments at all or sell, transfer or otherwise dispose of the Junior Participation for value. There is therefore no assurance of regular distributions, or any distributions at all, to our beneficiaries.
There is no public market for our Units and the Units may not be transferred except by operation of law or upon the death of a beneficiary.
Our beneficiaries will not be able to transfer their Units other than in limited circumstances. The Units are not and will not be listed on any exchange, quoted by a securities broker or dealer, or admitted for trading in any market, including the over-the-counter market. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of Units of beneficial interest, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution. Therefore, our Units are illiquid and our beneficiaries have no ability to dispose of them other than in limited circumstances.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed or materially adversely impacted.
Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our trustees may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our trustees may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet known, and may materially adversely impact the amount of distributions available to be paid to our beneficiaries upon a liquidation. In addition, if the claims of our creditors are greater than we have anticipated, or we decide to acquire one or more insurance policies covering unknown or contingent claims against us or to establish a reserve fund, payment of liquidating distributions to our beneficiaries may be delayed and/or reduced.
The Loan, including our Junior Participation, is subject to the risks typically associated with retail real estate, which may materially adversely affect our ability to make distributions to our beneficiaries.
The Loan, including our Junior Participation, is collateralized by retail real estate in the Southeast United States. As a result of this concentration, we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

•	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the Southeast United states;

•	the impact on the Borrower’s retail tenants and demand for retail space at the Borrower’s properties from the increasing use of the Internet by retailers and consumers;

•	local real estate conditions, such as an oversupply of or a reduction in demand for space or retail goods in an area, decreases in rental rates and declines in real estate values;

•	the creditworthiness of the Borrower’s retail tenants and the availability of new creditworthy tenants and the related impact on the occupancy levels and rental revenues at the Borrower’s properties;

•	the willingness of retailers to lease space in the Borrower’s properties at attractive rents, or at all;

•	success of retail tenant businesses;

•	ability to collect interest, loan obligation and principal;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of retail properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	increased Borrower operating costs and capital expenditures, whether from redevelopments, replacing tenants or otherwise;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.
The value of the Loan, and therefore the Junior Participation, is affected significantly by the Borrower’s ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the management of the Borrower’s properties. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.
These factors may have a material adverse effect on the ability of our Borrower to pay the Loan and our ability to make distributions to our beneficiaries.
We have and may continue to experience a decline in the value of the Junior Participation resulting in us recording additional impairments, which may have a material adverse effect on our ability to make distributions to our beneficiaries.
In connection with the Loan Modification, we recognized an impairment charge of $28.1 million in the period ended December 31, 2018 on the Junior Participation Interest. In addition, in accordance with the liquidation basis of accounting under U.S. GAAP, the Trust recognized aggregate losses of $9.5 million relating to the exit fee waiver and the Modified Interest Rate as well as the additional management fees and other Trust expenses that are expected to be incurred over the term of the Loan, as modified by the Loan Modification. We may be required to recognize further impairments on the Junior Participation under U.S. GAAP, as our Borrower may be unable to remain current in payments on the Loan and declining property values weaken our collateral. The analysis of the value or income-producing ability of commercial retail property is highly subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments when market volatility may make it difficult to determine the fair value of the collateral underlying the loan or the likelihood of repayment of the loan. Subsequent valuations and estimates, in light of factors then prevailing, may result in additional decreases in the values of the underlying collateral resulting in additional impairment charges or increases in loan loss provisions and therefore our ability to make distributions to our beneficiaries could be materially and adversely impacted.

The Loan Modification may not result in any of the anticipated benefits, which may adversely affect our ability to make distributions to our beneficiaries.
In February 2019, we entered into a Loan Modification, which had the effect of reducing the amount of interest payable on the Junior Participation. While the Trust, in consultation with a third party valuation firm, believes that the Loan Modification is in the best interest of our beneficiaries, the anticipated benefits of the Loan Modification may not be realized fully, in the time anticipated or at all. The Loan Modification provides the Borrower with options during the term of the Loan to sell parts of the Loan collateral in order to pay down Loan principal prior to the final maturity date. While such principal payments are expected to be first applied to the outstanding balance of the Senior Participation, any such principal paydowns will reduce the amount of interest and principal owed on the Senior Participation and therefore are expected to facilitate payment on the outstanding principal on the Junior Participation faster than the Loan originally contemplated. However, there can be no assurances that the Borrower will be able to sell the Loan collateral above or at the agreed-upon prices, within the timeframe contemplated by the Loan Modification or at all. If the Loan Modification does not result in any of the anticipated benefits, our ability to fund our operating expenses through the term of the Trust could be materially adversely impacted, which would, in turn, materially adversely impact the amount of cash available for liquidating distributions to our beneficiaries.
Insurance may not cover all potential losses on the collateral underlying the Junior Participation, which may adversely affect our ability to make distributions to our beneficiaries.
We require that the Borrower under the Loan retain comprehensive insurance covering the collateral, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our Borrower could breach its obligation to us and not maintain sufficient insurance coverage. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might decrease the value of the property and in turn impair the value of the Junior Participation.
We depend on the Borrower for all of our revenue and, accordingly, our revenue and our ability to make distributions to beneficiaries is dependent upon the success and economic viability of the Borrower and its tenants.
The value we derive from the Junior Participation solely depends on the financial stability of the Borrower and its tenants. Before making the Loan, NorthStar I conducted due diligence to assess the strength and skills of Borrower’s management and other factors that it believed were material to the performance of the Loan. There can be no assurance that these due diligence processes uncovered all relevant facts or that the investment will be successful. The inability of the Borrower or its tenants to meet their payment obligations could adversely affect our ability to make distributions to our beneficiaries.
The leases at the properties underlying the Loan may not be relet or renewed on favorable terms, or at all, which may materially adversely affect our ability to make distributions to our beneficiaries.
The performance of the Loan, and in particular the Junior Participation as it is subordinated to the Senior Participation, will be pressured if economic conditions and rental markets continue to be challenging. For instance, upon expiration or early termination of leases for space located at the properties underlying the Loan, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. The Borrower may be receiving above or at market rental rates that will decrease upon renewal, which will adversely impact our ability to collect principal and interest and could harm our ability to make distributions to our beneficiaries. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, in the retail markets, space needs have and may continue to contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by the properties underlying the Loan. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If the Borrower is unable to relet or renew leases for all or substantially all of the space at the underlying properties or if the rental rates upon such renewal or reletting are significantly lower than expected, the Borrower will experience a reduction in net income and our ability to make distributions to our beneficiaries may be materially adversely affected.
The loss of anchor tenants in or adjacent to the retail properties that collateralize the Loan, or the bankruptcy of tenants, could materially and adversely affect the Borrower’s ability to make payments on the Loan and, in turn, our ability to make distributions to our beneficiaries.
The retail properties collateralizing the Loan are typically anchored by department stores and other large nationally recognized tenants. Certain of those anchors and other tenants have ceased their operations, downsized their brick-and-mortar presence or failed to comply with their contractual obligations to the Borrower and others. If a department store or large nationally recognized tenant were to close its stores at or adjacent to the retail properties collateralizing the Loan, either as a result of bankruptcy or otherwise, the Borrower may experience difficulty and delay and incur significant expense in re-tenanting the space (to the extent owned by the Borrower), as well as in leasing spaces in areas adjacent to the vacant store, at attractive rates, or at all. Additionally, department store or tenant closures may trigger co-tenancy provisions which may result in decreases in rental rates for other tenants and otherwise adversely affect net income generated at the retail property. Further, such tenant closures may result in decreased customer traffic, which could lead to decreased sales at the Borrower’s properties. Tenant or anchor department store bankruptcies can exacerbate these challenges for the Borrower as well as add strain on their resources. All of which could materially and adversely affect the Borrower’s ability to make interest or principal payments on the Loan when due, which, in turn, could materially and adversely affect our ability to make distributions to our beneficiaries.
Real estate valuation is inherently subjective and uncertain.
The valuation of real estate and therefore the valuation of the collateral underlying the Loan is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. As a result, the valuations of the real estate assets underlying the Loan, including the Junior Participation, are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the retail real estate markets.
If we were to foreclose on the Loan, we may come to own and operate the properties securing the Loan, which would expose us to the risks inherent in that activity.
If we were to foreclose on the Loan, we may take title to the properties securing the Loan, and if we do not or cannot sell the properties, we would then come to own and operate them as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by real property. In addition, as a liquidating trust, we are extremely limited in our ability to generate additional capital necessary to own and operate retail real estate properties, and while CFI Holdings has committed to providing us with a $10 million loan to the extent we end up taking title to these properties, such loan might not be sufficient to maintain the operations at the properties or otherwise operate them in a manner to preserve the properties’ value. Further, we have not had experience owning real property directly. Accordingly, we or our Advisor may not manage these properties as well as they might be managed by another owner, and our distributions to beneficiaries could suffer. If we foreclose on and come to own property, our ability to make distributions to our beneficiaries may be adversely affected.
The retail properties underlying the Loan may be subject to unknown liabilities that could affect the value of these properties and as a result, the value of the Loan and the Junior Participation.
The retail properties underlying the Loan may be subject to unknown or unquantifiable liabilities that may adversely affect the value of the Loan. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the collateral properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our Borrower to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our ability to make distributions to our beneficiaries.
Furthermore, to the extent we foreclose on any of the properties underlying the Loan, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.
If we foreclose on any properties underlying the Loan, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs; therefore, the discovery of material environmental liabilities attached to such properties could adversely affect our ability to make distributions to our beneficiaries.
We may be subject to lender liability claims, and if we are held liable under such claims, our ability to make distributions to our beneficiaries may be adversely affected.
In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure our beneficiaries that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Our Borrower may be unable to repay the remaining principal balance of the Loan on the maturity date.
Our Borrower’s ability to repay the Loan on its stated maturity date typically will depend upon its ability either to refinance the Loan or to sell the underlying retail properties at a price sufficient to permit repayment. Our Borrower’s ability to achieve either of these goals will be affected by a number of factors, including:

•	the availability of, and competition for, credit for retail or commercial real estate projects, which fluctuate over time;

•	the prevailing interest rates;

•	the net operating income generated by the underlying properties;

•	the fair market value of the underlying properties;

•	our Borrower’s equity in the underlying properties;

•	significant tenant rollover at the underlying properties;

•	our Borrower’s financial condition;

•	the operating history and occupancy level of the underlying properties;

•	reductions in applicable government assistance/rent subsidy programs;

•	changes in zoning or tax laws;

•	changes in competition in the relevant location;

•	changes in rental rates in the relevant location;

•	changes in government regulation and fiscal policy;

•	the state of fixed income and mortgage markets;

•	the availability of credit for multi-family and commercial properties; and

•	prevailing general and regional economic conditions.
If our Borrower defaults on the Loan and the underlying collateral value is less than the amount due, our ability to make distributions to our beneficiaries will be materially adversely affected.
If the Borrower defaults on the Loan, we will only have recourse to the properties collateralizing the Loan. In addition, the Junior Participation that we hold is subordinated in priority of payments of principal and interest to the Senior Participation. Further, if the Borrower defaults, pursuant to the Participation Agreement, the Senior Participation is entitled to receive all amounts available for payment on the Loan (including any proceeds of a sale of the underlying properties) until all of the interest, principal and unreimbursed expenses owed to CFI Holdings is paid in full, before the Junior Participation is able to receive any Loan proceeds. As a result, if the underlying collateral value is less than the Loan amount, we will suffer a loss and such loss may be material. We may lack control over the underlying assets collateralizing the loan or the underlying assets of the Borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to real estate assets generally.
If the value of collateral underlying the Loan declines further or interest rates increase during the term of the Loan, the Borrower may not be able to obtain the necessary funds to repay the Loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing.
We are subject to risks, including conflicts of interest, associated with CFI Holdings’ Senior Participation in the Loan.
As a result of our Junior Participation in the Loan, we share the rights, obligations and benefits of the Loan with CFI Holdings, the holder of the Senior Participation and an affiliate of our Advisor. We may need the consent of CFI Holdings to exercise our rights under the Loan, including rights with respect to amendment of the loan documentation, a sale or transfer of the Junior Participation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. Similarly, CFI Holdings may be able to take actions to which we object but to which we will be bound because our participation interest represents a junior interest. We may be adversely affected by this lack of control. In addition, CFI Holdings is an affiliate of our Advisor, which may incentivize either CFI Holdings or our Advisor to make decisions or recommendations to us that are in either of their best interests and not in our best interest. Upon liquidation of the Trust, after payment is made to the holder of the Senior

Participation, there may not be sufficient funds remaining for the Junior Participation to be paid in full and as a result, the amount of distributions available for our beneficiaries may be materially adversely impacted.
The duration of the Trust is uncertain as the trustees may continue the existence of the Trust beyond the initial three-year term if necessary to fulfill the purposes of the Trust. As a result, liquidating distributions to our beneficiaries may be delayed or reduced.
The Liquidating Trust Agreement currently provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all of the assets of the Trust and its subsidiaries and (ii) the expiration of a period of three years from January 31, 2018. However, the trustees may continue the existence of the Trust beyond the three-year term if the trustees reasonably determine that an extension is necessary to fulfill the purposes of the Trust.
Our sole asset is the Junior Participation in the Loan, which has an initial maturity date of December 9, 2020 and, subject to the exercise of the Borrower’s options to extend, a fully extended maturity date of December 9, 2023. As a result, the maturity date of the Loan may extend beyond the current term of the Trust, which currently ends on January 31, 2021. To the extent that the Borrower meets the required conditions and exercises its options to extend the term of the Loan, the Trust expects to extend the term of the Trust accordingly and, as a result, payment of liquidating distributions to our beneficiaries will be delayed.
In addition, in connection with an extension of the Trust’s term, the Trust will continue to incur expenses, such as the management fee payable to its Advisor. The more expenses the Trust incurs over its term could also reduce the amount of liquidating distributions available for our beneficiaries. Moreover, in connection with an extension of the term of the Trust, the Trust has undertaken to request and obtain additional no-action assurances from the SEC to continue having reduced reporting obligations under the rules and regulations of the Exchange Act. There can be no assurances that the Staff will grant such additional no-action assurances regarding any extension. To the extent that the Staff does not grant no-action assurances or other form of relief, the Trust would need to incur substantial additional expense to comply with the full reporting obligations under the Exchange Act, which could materially reduce the amount of liquidating distributions available for our beneficiaries.
Further, we cannot guarantee that the trustees will determine to extend the term of the Trust in connection with the Borrower’s exercise of an extension option or at all. If the term of the Trust is not extended, we may be forced to sell our Junior Participation, or foreclose on the Loan and sell the collateral, both in a fire sale, or take other measures that could substantially reduce the amount of liquidating distributions available for our beneficiaries.
The Trust has and will continue to incur the expenses of complying with certain public company reporting requirements until the termination of the Trust following the liquidation and distribution of the net proceeds from the sale of the Junior Participation.
Until the Trust completes a liquidation of its assets and dissolves, the Trust will continue to have an obligation to comply with certain of the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we sought and obtained relief from the SEC from certain reporting requirements under the Exchange Act. Given this grant of such relief, the Trust will continue to file an annual report under the cover of Form 10-K and current reports on Form 8-K to disclose material events relating to the Trust, along with any other reports that the SEC may require, but we are not required to file quarterly reports on Form 10-Q or proxy statements. Even with the SEC’s grant of the requested reporting relief, the Trust expects to incur substantial expenses associated with such reporting obligations and other expenses associated with the conduct of its operations, including the management fee payable to the Advisor, costs of servicing the Junior Participation, and other matters. Any expenses the Trust incurs will reduce the amount of distributions the Trust is able to pay to its beneficiaries.
In addition, if the trustees determine to extend the term of the Trust, the Trust will need to obtain additional relief from the SEC to continue having reduced reporting obligations for the extended term. There can be no assurances that the Staff will grant such additional relief. To the extent that the Staff does not grant no-action assurances or other form of relief, the Trust would need to incur substantial additional expense to comply with the full reporting obligations under the Exchange Act, which could materially reduce the amount of liquidating distributions available for our beneficiaries.
Payment of fees and expense reimbursements to our Advisor and its affiliates reduces the amount of cash available for liquidating distributions to our beneficiaries.
Our Advisor and its affiliates perform services for us in connection with the management of our assets and operations. We pay them substantial fees for these services, which results in immediate dilution to the value of the Units held by our beneficiaries. Our Advisor is entitled to receive these fees regardless of the performance of the Trust’s assets. The Trust also is obligated, subject to certain limitations, to reimburse the Trust Advisor for certain costs incurred by the Trust Advisor or its affiliates, such as personnel and other expenses, in connection with the services provided to the Trust under the Management Services Agreement. The payment of these fees and expense reimbursements to our Advisor will reduce the amount of cash available for liquidating distributions to our beneficiaries.
The Advisor and its affiliates and related parties, including our officers and certain of our trustees, face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in our beneficiaries’ best interests.
The Advisor and its affiliates and related parties and our officers and certain of our trustees, indirectly through their relationships with the Advisor, receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. The Trust pays to the Advisor a monthly management fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets as compensation for the management and disposition of the Trust’s assets under the Management Services Agreement. These fees may incentivize the Advisor to recommend courses of action with respect to disposition transactions that may not be in our best interests at the time. In addition, an affiliate of the Advisor holds the Senior Participation, which has priority over our Junior Participation in terms of payments made on the Loan. As a result, the Advisor may be incentivized to recommend courses of action regarding the Loan or underlying collateral that may benefit the Senior Participation to our detriment. Considerations relating to compensation from us to the Advisor and its affiliates or related parties, or the Senior Participation, could result in decisions that are not in our or our beneficiaries’ best interests, which could hurt our ability to pay them distributions.
The Advisor’s management personnel, other employees and affiliates face conflicts of interest relating to time management and, accordingly, may not be able to devote adequate time to the Trust, and the Advisor may not be able to hire or retain adequate additional employees.
All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other entities affiliated with CLNY and related parties. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to the Trust. In addition, we may only terminate our management services agreement with the Advisor for misconduct by the Advisor or material breach of the Management Services Agreement by the Advisor. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between the Trust and their other activities. During times of significant activity in these other pursuits, the time they devote to the Trust may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote adequate time to the Trust’s activities and the Advisor may not be able to hire adequate additional personnel. Moreover, if the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment sponsored by CLNY or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of CLNY or its affiliates, we may be adversely affected and our liquidating distributions to our beneficiaries could be reduced or delayed.
We have and may continue to enter into transactions with the Advisor or affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and we may incur additional expenses.
We have and may continue to enter into transactions with the Advisor or its affiliates or other related entities of the Advisor. For example, we may sell our assets to affiliates or other related entities of the Advisor. The Advisor and/or its management team could experience a conflict in representing our interests in such transactions. In any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may receive terms that are less beneficial to us than if such transactions were with a third party, which could have an adverse effect on our liquidation value.
Our Advisor is subject to extensive regulation, including as an investment adviser in the United States, which could adversely affect its ability to manage our business.
Certain of our Advisor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of the companies, funds and vehicles they manage, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
In addition, the Advisor’s compliance with these substantial regulations may cause us to incur additional expenses that we may not otherwise incur if our Advisor was not a registered investment adviser. For example, while our SEC relief would allow us to avoid obtaining an annual audit of our financial statements, we voluntarily obtained an audit of our financial statements for the period ended December 31, 2018 and expect to continue to annually audit our financial statements in part because our Advisor would otherwise need to comply with certain custodial rules.
Our Advisor must continually address conflicts between its interests and those of its managed companies, funds and vehicles, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if our Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
Our board of trustees generally has full discretion to manage our assets, which increases the uncertainties faced by our beneficiaries.
Our board of trustees generally has full discretion to manage our assets, including determining our policies regarding modifications to the Loan and Participation Agreement with CFI Holdings, dispositions and distributions. Our board of trustees may amend or revise these and other policies without providing notice to or obtaining the consent of our beneficiaries. Under our Management Services Agreement and the Liquidating Trust Agreement, our beneficiaries have a right to vote only on limited matters. Our board of trustees’ broad discretion in managing our assets and setting policies and our beneficiaries’ inability to exert control over those policies increases the uncertainty and risks our beneficiaries face, especially if our board of trustees and beneficiaries disagree as to what course of action is in our beneficiaries’ best interests.
Our organizational documents limit our beneficiaries’ rights to bring claims against our officers and trustees.
The Liquidating Trust Agreement provides that, subject to the applicable limitations set forth therein or under Maryland law, no trustee or officer will be liable to us or our beneficiary for monetary damages. The Liquidating Trust Agreement also provides that we will generally indemnify and advance payment for expenses to our trustees, our officers, the Trust Advisor and its affiliates for losses they may incur by reason of their service in those capacities, subject to limitations described in the Liquidating Trust Agreement. Moreover, we have entered into separate indemnification agreements with each of our officers and trustees. As a result, we and our beneficiaries have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases.
Our beneficiaries may recognize taxable income as a result of their ownership of Units.
The Trust is intended to be treated as a grantor trust for federal income tax purposes. Accordingly, each Unit will represent ownership of an undivided proportionate interest in all of the assets and liabilities of the Trust, and each unitholder will be treated for federal income tax purposes as receiving or paying directly a pro rata portion of all income, gain, loss, deduction and credit of the Trust. The long-term or short-term character of any capital gain or loss recognized in connection with the sale of the Trust’s assets will be determined based upon a holding period commencing at the time of the acquisition by each unitholder of his or her Units. If the Trust fails to qualify as a grantor trust, its treatment will depend, among other things, upon the reasons for its failure to so qualify. In such case, the Trust could be taxable as a corporation, which could mean that any income generated by the Trust would be subject to double taxation (i.e., taxed first at the Trust level and then a second time at the unitholder level upon any distribution by the Trust).
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
None.
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our net assets.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no public trading market for the Units. The Units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of Units, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.
At the time of the Combination in January 2018, we estimated that, assuming (i) the unpaid principal balance (including a 1% exit fee) of the Loan remained approximately $151.65 million and (ii) the Senior Participation, having a $65.0 million principal balance, was sold for $65.0 million, and the Trust’s sole asset would consist of the Junior Participation, having an approximately $86.65 million principal balance, approximately $0.73 would be attributable to each outstanding unit of the Trust’s beneficial interest. The foregoing estimate also assumed that all contractual interest and fees are paid by the Borrower group with respect to the Loan (prior to the Loan Modification) would generate sufficient cash to pay interest and fees to which the Senior Participation will be entitled and certain administrative expenses and other costs associated with the Trust, with any remaining interest and fees distributed to holders of the Trust units from time to time. In conjunction with the impairment taken for the period ended December 31, 2018 based on the Loan Modification in February 2019, our board of trustees reviewed our original valuation estimates, with the input and assistance of management, to determine that an estimated $0.46 per unit of beneficial interest would be paid in cash upon payment by the Borrower of the outstanding interest and principal balance on the Loan at the fully extended maturity date (net of estimated expenses of $6.8 million expected to be incurred over the remaining term of the Loan following the Loan Modification). This is the amount that we expect will be reflected in the annual account statements of each beneficiary for December 31, 2018. This amount was based on management’s estimates of the future net operating income of the properties collateralizing the Loan, the Trust’s ongoing expenses and certain liquidation expenses. The actual amounts ultimately distributed by us will likely differ, perhaps materially, from this estimate based on, among other things, the Borrower’s ability to pay the outstanding principal at the maturity date, the ability of the Trust to sell its Junior Participation or, in a foreclosure scenario, the properties serving as collateral for the Loan, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to beneficiaries or the timing of our liquidation.
Beneficiaries
As of March 28, 2019, we had 23,343 beneficiaries.
Distributions
As of the date of this report, we have not declared or paid any distributions to our beneficiaries. Our trustees have the discretion to make distributions of available cash to the beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, our anticipated costs and expenses and such other factors as they may consider appropriate.
Equity Compensation Plan Information
We do not have an equity compensation plan currently in place as we do not have any employees. In keeping with our plan of liquidation, we do not expect to adopt any equity compensation plans.

Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

(in thousands)	As of December 31, 2018(1)
Statement of Net Assets in Liquidation:
Total assets	$62,263
Total liabilities	6,828
Net assets in liquidation	55,435

(in thousands)	For the Period from January 31, 2018 to December 31, 2018(1)
Statement of Changes in Net Assets in Liquidation:
Net assets in liquidation, beginning of period	$93,401
Change in net assets in liquidation	(37,966)
Net assets in liquidation, end of period	$55,435
______________

(1)	In accordance with the provisions of the Combination Agreement, our net assets were contributed by NorthStar I to us on January 31, 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors included in Part I, Item 1A “Risk Factors” of this report. References to the “Trust,” “we,’’ “us,’’ or “our’’ refer to N1 Liquidating Trust and its subsidiary unless the context specifically requires otherwise.
Overview
N1 Liquidating Trust was formed on January 5, 2018 as a statutory trust under Maryland law to hold and liquidate the Loan previously held by NorthStar I, which was excluded from the Combination of substantially all of the assets of NorthStar I, NorthStar II and a select portfolio of assets of CLNY to create CLNC.
Prior to the Combination, NorthStar I, a Maryland corporation formed in January 2009, originated, acquired and asset managed a diversified portfolio of commercial real estate debt and select equity and securities investments. NorthStar I operated and elected to be treated as a real estate investment trust for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.
On January 31, 2018, the closing date of the Combination, NorthStar I completed the NorthStar I Merger. At the NorthStar I Merger Effective Time, each share of NorthStar I’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the NorthStar I Merger Effective Time, was cancelled and converted into the right to receive NorthStar I Merger Consideration. In addition, prior to the NorthStar I Merger Effective Time, NorthStar I distributed to its stockholders, as a special dividend, all of the Units, with each share of NorthStar I’s common stock receiving the Special Dividend.
On February 1, 2018, NorthStar I filed a Form 15 with the SEC to terminate the registration of NorthStar I’s common stock under the Exchange Act, at which point NorthStar I ceased filing reports under the Exchange Act.
The Trust
On January 31, 2018, in accordance with the provisions of the Combination Agreement, which provisions (together with the Liquidating Trust Agreement) we refer to herein as our “plan of liquidation,” NorthStar I, through a subsidiary, transferred the Loan to the Liquidating Company, in exchange for all of the common equity interests in the Liquidating Company. Following such transfer, the Liquidating Company entered into the Participation Agreement with CFI Holdings, pursuant to which CFI Holdings purchased from the Liquidating Company the Senior Participation, and the Liquidating Company retained the Junior Participation.
Also on January 31, 2018, Sujan S. Patel, James J. Thomas and Chris S. Westfahl, in their capacities as trustees of the Trust, and NorthStar I entered into the Liquidating Trust Agreement. NorthStar I subsequently transferred all of its ownership interests in the Liquidating Company to the Trust in exchange for 100% of the outstanding Units, which NorthStar I then distributed in the Special Dividend to its stockholders. Effective as of December 6, 2018, Sujan S. Patel resigned as a trustee of the Trust, and David Belford was concurrently appointed by the remaining trustees as Chairman and a trustee of the Trust.
The Trust holds its Loan through its ownership of 100% of the membership interests in the Liquidating Company, which directly holds the Loan. The Trust acts as the managing member of the Liquidating Company. The organizational structure of the Trust and its assets is as follows:

The beneficial interests in the Trust are expressed in terms of Units for ease of administration, but the Units are not certificated. Each Unit represents ownership of an undivided proportionate interest in all of the assets and liabilities of the Trust. Subject to certain limited exceptions with regard to retirement accounts, Units may not be transferred or assigned other than by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.
The Liquidating Trust Agreement provides that our trustees are responsible for overseeing the management and liquidation of the Trust’s assets, including servicing through the maturity or otherwise disposing of the Trust’s Loan, and that our trustees have the discretion to make distributions of available cash to the beneficiaries as and when they deem such distributions to be in the best interests of the beneficiaries, taking into account the administrative costs of making such distributions, our anticipated costs and expenses and such other factors as they may consider appropriate.
The Liquidating Trust Agreement further provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all the assets held by the Trust and its subsidiaries or (ii) three years from January 31, 2018. Notwithstanding the foregoing, our trustees may continue the existence of the Trust beyond the three-year term if our trustees reasonably determine that an extension is necessary to fulfill the purposes of the Trust. As a result of the Loan Modification discussed below, the Loan is scheduled to mature on December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions. To the extent that the borrower meets the required conditions for such extensions, the Trust expects to extend the term of the Trust accordingly.
We currently operate as one reportable segment comprised of the Junior Participation. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our financial information.
Advisor
On January 31, 2018, the Trust, the Liquidating Company, and the Advisor, entered into the Management Services Agreement pursuant to which the Advisor was appointed to provide assistance in the management, sale, disposition and/or liquidation of the Trust’s assets, and to provide administrative services to the Trust, the Liquidating Company and their subsidiaries. The Advisor is an affiliate of CLNY and CFI Holdings, the holder of the Senior Participation.

Trust Objectives
Our primary objective is to prudently manage the Loan until it is disposed of or matures, and to collect and distribute the proceeds from the Trust’s assets to its beneficiaries as promptly as possible. The amount per Unit that would be paid in cash upon the final maturity date or sale of the Loan will be determined by, among other things, market conditions, the Borrower’s ability to repay the remaining principal balance of the Loan, the principal and interest then owed on the Senior Participation, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to the beneficiaries in connection with the Trust or the timing of the liquidation of the Trust.
Loan Modification and Amended and Restated Participation Agreement
In February 2019, the Trust entered into the Loan Modification, which modified certain terms of the Loan, primarily by:

(1)
bifurcating the $150.15 million outstanding principal of the Loan into two tranches - a Tranche A and a Tranche B, with Tranche A equaling $65.6 million (reflecting a $19.4 million payment of Loan principal using a portion of the proceeds received from an insurance settlement agreement as described below) and continuing to bear interest at the Modified Interest Rate. The remaining $65.15 million Tranche B of the Loan no longer bears interest;

(2)	requiring a new $5.5 million capital contribution from the Borrower to be used for capital expenditures and subordinated to Tranche A;

(3)
extending the initial maturity date of the Loan to December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions, including, among others, sales of select properties within the Portfolio;

(4)
providing the Borrower with (a) an Initial Portfolio Sale Option, not to be exercised prior to July 9, 2020, to sell to an affiliate of Borrower select properties within the Portfolio and (b) an Enclosed Mall Sale Option, not to be exercised prior to June 9, 2022, to sell to an affiliate of Borrower any enclosed mall within the Portfolio; and

(5)	waiving the 1% exit fee on the Loan.
In addition, in accordance with the Loan Modification, and in consideration of the Borrower’s new capital contribution, the Borrower will be entitled to an 8% return on its new capital contribution funded from certain excess net operating income generated by the Portfolio (if any).
In general, proceeds resulting from sales of select properties within the Portfolio or an exercise of the Initial Portfolio Sale Option and Enclosed Mall Sale Option will be applied to repay the Tranche A and Tranche B principal balances then outstanding; however, the Borrower will be entitled to receive (i) 20% of any proceeds resulting from a sale of Portfolio properties or an exercise of the Initial Portfolio Sale Option until the New Capital Contribution is repaid in full and (ii) subject to the Tranche A principal balance being paid in full, 30% of any proceeds resulting from a sale of Portfolio properties or an exercise of the Enclosed Mall Sale Option until the new capital contribution and the Borrower's original $40.2 million capital contribution is repaid in full. Following full repayment of Tranche A, Tranche B and the Borrower’s capital contributions, any remaining proceeds from an Initial Portfolio Sale Option or Enclosed Mall Sale Option exercise will be distributed 90% to the Borrower and 10% to the lender. Further, pursuant to the Loan Modification and subject to certain conditions, if the Borrower fails to pay the outstanding principal balance of the Loan at the final maturity date and the Liquidating Company acquires title of the remaining properties within the Portfolio, then for the Tail Term, the Borrower will have the right to participate in the net operating income and proceeds of any sales of such remaining properties within the Portfolio in the same manner as provided for in the Loan Modification Agreement with respect to distributions of net operating income and proceeds from an Initial Portfolio Sale Option or Enclosed Mall Sale Option, as applicable; provided that, if a sale of the remaining Portfolio does not occur within 36 months, then Borrower will be entitled to a 9% return on any of its outstanding new capital contribution for the remaining Tail Term.
In February 2019, concurrently with the Loan Modification, the Trust, through the Liquidating Company, amended and restated its Participation Agreement with CFI Holdings primarily to reflect the Loan Modification.
Further, CFI Holdings reaffirmed its obligation to provide an additional $10 million loan to the Liquidating Company or its affiliate in the event that the Liquidating Company or its affiliate acquires title to any of the properties within the Portfolio on behalf of itself and CFI Holdings through foreclosure, delivery of a deed in lieu of foreclosure or otherwise, in accordance with certain terms and conditions set forth in the Participation Agreement as amended and restated.
Insurance Settlement and Collateral Release
In October 2018, Hurricane Michael caused extensive damage to certain of the properties within the Portfolio (the “Affected Properties”). In February 2019, concurrently with the Loan Modification, in connection with an insurance settlement agreement related to the Affected Properties, the Borrower received $21.5 million in proceeds from an insurance provider, $19.4 million of which was used to paydown Loan principal and the remaining $2.1 million was used to reimburse the Borrower for costs incurred in restoring and repairing the Affected Properties. In connection with such principal paydown, the Loan Modification released a portion of the Affected Properties (representing 17.6% of the Portfolio based on rentable square feet) from serving as collateral for the Loan.
Liquidation Update
As of the date of this report, the Loan is scheduled to mature on December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions. We do not currently anticipate selling the Loan or the Junior Participation at any time prior to the Loan’s final maturity date. As a result, we do not anticipate completing a liquidation of the Trust’s assets, including the Junior Participation, prior to the final maturity date of the Loan. However, we can provide no assurance that we will be able to accomplish a liquidation on this anticipated timeframe.
Critical Accounting Policies
Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those that are most important to our financial statements and require subjective and complex judgments, and for which the impact of changes in estimates and assumptions could have a material effect on our financial statements.
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets are adjusted to the estimated fair value (on an undiscounted basis), and liabilities, including estimated costs associated with implementing our plan of liquidation, are measured in accordance with U.S. GAAP that otherwise applied to those liabilities. The measurement of the Junior Participation is based on cash flow projections of principal expected to be collected, which includes consideration of operating results of the underlying collateral. Actual amounts realized for the asset may differ materially from the amounts estimated. Estimated future cash flows from operations are made based on the anticipated liquidation date of the asset. Due to the uncertainty in the timing of the liquidation date and the cash flows therefrom, operations may differ materially from amounts estimated. These estimated amounts are presented in the accompanying consolidated statement of net assets in liquidation included in the consolidated financial statements. The net assets represent the estimated liquidation value of all of our assets available to its beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
Recent Accounting Pronouncements
Recent accounting updates are included in Note 3, “Summary of Significant Accounting Policies” to Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Change in Net Assets in Liquidation

For the Period from January 31, 2018 to December 31, 2018(1)
(in thousands)
Net assets in liquidation, at beginning of period	$93,401
Change in assets and liabilities:
Provision for loan losses	(29,610)
Accrued interest receivable	(8,199)
Accounts payable and accrued expenses	(2,300)
Due to related party	(2,319)
Net change in assets and liabilities	(42,428)
Change in cash	4,462
Change in net assets in liquidation	(37,966)
Net assets in liquidation, at end of period	$55,435
______________

(1)	In accordance with the provisions of the Combination Agreement, our net assets were contributed by NorthStar I to us on January 31, 2018.
Net assets in liquidation decreased by $38.0 million during the period from January 31, 2018 to December 31, 2018 primarily related to the impairment and modification of the Loan. In conjunction with the Loan Modification, we prepared an analysis to determine the net realizable value based on projected cash flows of the underlying collateral and as a result recorded a provision for loan loss of $29.6 million. We also recorded an aggregate loss of $8.0 million as a result of the Modified Interest Rate as well as additional management fees and other expenses that are expected to be incurred over the term of the Junior Participation based on the Loan Modification.
Liquidity and Capital Resources
Liquidity
Our primary sources for meeting our capital requirements are our cash on hand, payments of principal and interest and proceeds from the disposition of our assets in accordance with our plan.
Capital Resources and Uses of Liquidity
In addition to cash balances available, our capital resources and uses of liquidity are as follows:
Liquidation of Assets. We were formed to liquidate the Junior Participation, and the Liquidating Trust Agreement provides that our trustees are responsible for overseeing the management and liquidation of the Junior Participation and any other Trust assets. The Liquidating Trust Agreement further provides that the Trust will terminate upon the earlier of (i) the liquidation and distribution of the net proceeds of all the assets held by the Trust and all of the assets held by the Liquidating Company and their respective subsidiaries or (ii) three years from January 31, 2018. Notwithstanding the foregoing, the Trustees may continue the existence of the Trust beyond the three-year term if the Trustees reasonably determine that an extension is necessary to fulfill the purposes of the Trust. As a result of the Loan Modification, the Loan is scheduled to mature on December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions. To the extent that the borrower meets the required conditions for such extensions, the Trust expects to extend the term of the Trust accordingly.
We expect to use any interest and/or principal payments received from the Borrower on the Junior Participation in accordance with the Participation Agreement, net of any Trust expenses, to make liquidating distributions to our beneficiaries.
Distributions. For the period ended December 31, 2018, we have not declared or paid any distributions. Liquidating distributions to our beneficiaries will be determined by our trustees in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our estimated future capital requirements and other factors our trustees may deem relevant.
Contractual Obligations and Commitments
As of December 31, 2018, we do not have any contractual obligations or commitments.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet arrangements.
Related Party Transactions (or Relationships)
CNI NSI Advisors, LLC
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for the management and disposition of our assets on our behalf. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description of the fees and reimbursements incurred to our Advisor.
Fees to Advisor
Management Fee
Our Advisor, or its affiliates, receives a monthly management fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets. For the Period from January 31, 2018 to December 31, 2018, the Trust paid $0.9 million in management fees to the Advisor.
Reimbursements to Advisor
Expenses
Our Advisor, or its affiliates, is entitled to be paid directly or receive reimbursement for all of the expenses paid or incurred by the Advisor in connection with the services it provides to the Trust and the subsidiary of the Trust. We reimburse our Advisor no less than monthly for expenses.

Recent Developments
On February 4, 2019, we entered into a modification agreement with the Borrower. See “Business - Loan Modification and Amended and Restated Participation Agreement” for additional information. Based on the modification, we recorded a $29.6 million provision for loan loss for the period from January 31, 2018 to December 31, 2018 to reflect the estimated proceeds to be received from the borrower.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Distributions Declared and Paid
As of the date of this report, we have not declared or paid any distributions to our beneficiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risks are interest rate risk, credit risk, extension risk, and real estate market risk directly through our assets held. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations.
Interest Rate Risk
Interest rate risk relates to the risk that future cash flow of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Fluctuations in LIBOR may affect the amount of interest we earn on the Junior Participation due to the floating rate of interest indexed to LIBOR on the underlying loan.
Credit Risk
Investment in note receivables is subject to a high degree of credit risk through exposure to loss from loan defaults. The potential for default is subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economies, interest rates, the strength of the U.S. economy and other factors beyond our control.
All loans are subject to a certain probability of default. We are subject to the credit risk of the Borrower and undertook a rigorous credit evaluation of the Borrower prior to making our investment in the Junior Participation. This analysis included an extensive due diligence investigation of the Borrower’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the Borrower’s core business operations.
We are also subject to the risk of the tenants in the Borrower’s properties underlying the Junior Participation. We have sought to undertake a rigorous credit evaluation of the tenants prior to our investment. This analysis included an extensive due diligence investigation of the tenants’ businesses, as well as an assessment of the strategic importance of the underlying real estate to the respective tenants’ core business operations.
Extension Risk
The weighted average life of assets is projected based on assumptions regarding the rate at which borrowers will prepay or extend their mortgages. If the Borrower exercises an extension option at a rate that deviates significantly from our projections, the life of the loan underlying the Junior Participation could extend beyond the expected maturity date of the loan, which would delay the liquidation of our assets.
Real Estate Market Risk
We are exposed to the risks generally associated with the commercial real estate market. The market values of commercial real estate are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, local real estate conditions, changes or weaknesses in specific industry segments and other macroeconomic factors beyond our control. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to the Borrower to repay the underlying loan, which could also cause us to suffer losses.
Loan Portfolio Value
The Junior Participation represents an interest in a loan with a floating rate of interest and as such, the value is sensitive to changes in interest rates. We plan to hold the Junior Interest until maturity and do not expect to realize gains or losses as a result of movements in market interest rates.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of N1 Liquidating Trust and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Trust Beneficiaries
of N1 Liquidating Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of net assets in liquidation of N1 Liquidating Trust and Subsidiary (the “Trust”) as of December 31, 2018 and the related consolidated statement of changes in net assets in liquidation for the period from January 31, 2018 (commencement of liquidation) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 2018, and its changes in net assets for the period from January 31, 2018 (commencement of liquidation) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Liquidation Basis of Accounting

As described in Note 1 to the consolidated financial statements, the Board of Trustees approved a plan of liquidation.  As a result, the Trust adopted the liquidation basis of accounting for the period beginning January 31, 2018.  Accordingly, the carrying values of the Trust’s assets are presented at estimated realizable values and liabilities are presented at estimated settlement amounts.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Trust’s auditor beginning in 2019.

Philadelphia, Pennsylvania
April 1, 2019

N1 LIQUIDATING TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(in Thousands)

December 31, 2018
Assets
Cash	$4,462
Investment in Note Receivable, net	57,042
Interest receivable	759
Total assets	$62,263
Liabilities
Accounts payable and accrued expenses	$3,053
Accrued liquidation costs	40
Due to related party	3,735
Total liabilities	$6,828
Commitments and contingencies
Net assets in liquidation	$55,435

See accompanying notes to consolidated financial statements.

N1 LIQUIDATING TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS IN LIQUIDATION
(in Thousands)

For the Period from January 31, 2018 to December 31, 2018(1)

Net assets in liquidation, at beginning of period	$93,401
Change in assets and liabilities:
Provision for loan losses	(29,610)
Accrued interest receivable	(8,199)
Accounts payable and accrued expenses	(2,300)
Due to related party	(2,319)
Net change in assets and liabilities	(42,428)
Change in cash	4,462
Change in net assets in liquidation	(37,966)
Net assets in liquidation, at end of period	$55,435
______________

(1)	In accordance with the provisions of the combination agreement, net assets were contributed by NorthStar Real Estate Income Trust, Inc. on January 31, 2018.

See accompanying notes to consolidated financial statements.

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
N1 Liquidating Trust (together with its consolidated subsidiary, the “Trust”) was formed on January 5, 2018 as a statutory trust under Maryland law to hold and liquidate a first mortgage loan (the “Loan”) previously held by NorthStar Real Estate Income Trust, Inc. (“NorthStar I”), which was excluded from the combination (the “Combination”) of substantially all of the assets of NorthStar I, NorthStar Real Estate Income II, Inc. (“NorthStar II”) and a select portfolio of assets of Colony Capital, Inc. (“CLNY”) to create Colony Credit Real Estate, Inc., a publicly-traded real estate investment trust (“CLNC”).
On January 31, 2018 (commencement of liquidation), in accordance with the provisions of the combination agreement (the “Combination Agreement”), NorthStar I, through a subsidiary, transferred the Loan to N1 Hendon Holdings, LLC, a Delaware limited liability company (the “Liquidating Company”), in exchange for all of the common equity interests in the Liquidating Company. Following such transfer, the Liquidating Company entered into a participation agreement (the “Participation Agreement”) with CFI Hendon Holdings, LLC, a Delaware limited liability company and subsidiary of CLNY (“CFI Holdings”), pursuant to which CFI Holdings purchased from the Liquidating Company a $65.0 million senior participation interest in the Loan (the “Senior Participation”), and the Liquidating Company retained a $85.15 million junior participation interest in the Loan (the “Junior Participation”). NorthStar I subsequently transferred all of its ownership interests in the Liquidating Company to the Trust in exchange for 100% of the Trust’s outstanding units, which NorthStar I then distributed in a special dividend to its stockholders.
The Trust holds the Junior Participation through its ownership of 100% of the membership interest in the Liquidating Company, which directly holds the Loan. The Trust acts as the managing member of the Liquidating Company.
The Trust currently operates as one reportable segment comprised of a mortgage loan.

2.	Plan of Liquidation
As of the date of this report, the Junior Participation is scheduled to mature on December 9, 2020, with three, one-year extension options at the borrower’s option subject to satisfying certain conditions. The Trust does not currently anticipate selling the Junior Participation at any time prior to the final maturity date. As a result, the Trust does not anticipate completing a liquidation of its assets, including the Junior Participation, prior to the final maturity date. However, the Trust can provide no assurance that it will be able to accomplish a liquidation on this anticipated timeframe.

3.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.”
Basis of Consolidation
The consolidated financial statements include the accounts of the Trust and its consolidated subsidiary. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets are adjusted to the estimated fair value (on an undiscounted basis), and liabilities, including estimated costs associated with implementing the Trust’s plan of liquidation, are measured in accordance with U.S. GAAP that otherwise applied to those liabilities. The measurement of the Junior Participation is based on cash flow projections of principal expected to be collected, which includes consideration of operating results of the underlying collateral. Actual amounts

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realized for the asset may differ materially from the amounts estimated. Estimated future cash flows from operations are made based on the anticipated liquidation date of the asset. Due to the uncertainty in the timing of the liquidation date and the cash flows therefrom, operations may differ materially from amounts estimated. These estimated amounts are presented in the accompanying consolidated statement of net assets in liquidation included in the consolidated financial statements. The net assets represent the estimated liquidation value of all of the Trust’s assets available to its beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
Cash
The Trust maintains its cash in one financial institution and at times these balances exceed federally insurable limits. As of December 31, 2018, the cash balance was $4.5 million.
Impairment and Allowance for Loan Losses
On a periodic basis, the Trust analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of its loan investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, as well as ability of the borrower to refinance the loan, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, and the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least quarterly, or more often as needed when impairment indicators are present.
A loan is considered to be impaired when it is probable that the Trust will not be able to collect all amounts due in accordance with contractual terms of the loan, including consideration of underlying collateral value. Allowance for loan losses represents any change in estimated cash flow projections (undiscounted) of principal expected to be collected. During the period from January 31, 2018 to December 31, 2018, the Trust recorded $29.6 million of provision for loan loss. See Note 4, “Investment in Note Receivable” for further detail.
Accrued Liquidation Costs
The Trust accrues for certain estimated liquidation costs to the extent they are reasonably determinable. These costs primarily include third party legal fees.
Income Taxes
The Trust is treated as a grantor trust for income tax purposes and accordingly, is not subject to federal or state income tax on any income earned or gain recognized. The Trust may recognize taxable income or loss, as the case may be, from the Junior Participation prior to the disposition, and taxable gain or loss as and when the asset is disposed of for an amount greater or less than the fair market value of such asset at the time of the initial distribution of the units on January 31, 2018. The Trust’s beneficiaries will be treated as the owner of a pro rata portion of each remaining asset, including cash, received by and held by the Trust and will be required to report on their federal and state income tax return their pro rata share of taxable income, including gains and losses recognized by the Trust.
Recent Accounting Pronouncement
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-than-temporarily impaired debt securities and purchased credit impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. Evaluation of the impact of this new guidance is ongoing.

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investment in Note Receivable, net
The following table provides a summary of the Junior Participation (dollars in thousands):

As of Date:	Unpaid Principal Balance	Gross Carrying Value(1)	Allowance for Loan Losses(1)	Carrying Value, Net
December 31, 2018	$85,150	$86,652	$29,610	$57,042
______________

(1)	Include $1.5 million attributable to exit fee.
In April 2018, based on an estimate of the expected cash flows of the portfolio and the challenges facing the shopping mall industry, a special committee of the board of trustees of the Trust was formed to evaluate a potential modification or restructuring of the Loan. While interest on the Loan was still being paid currently, beginning in May 2018, the cash flow generated from the portfolio was insufficient to fund certain required reserve payments. In addition, in October 2018, Hurricane Michael caused extensive damage to certain of the properties within the portfolio.
On February 4, 2019, the Trust, through the Liquidating Company, entered into a modification agreement with the borrower. Through the modification, the Loan was bifurcated into two tranches - a tranche A and a tranche B, with tranche A continuing to bear interest at a rate of 620 basis points, plus the greater of (a) 25 basis points and (b) the 30-day London Interbank Offered Rate (“LIBOR”), but not to exceed 9% per annum (the “Modified Interest Rate”). Tranche B of the Loan no longer bears interest. The initial maturity of the Loan was extended from May 9, 2019 to December 9, 2020, with three, one-year extension options at the borrower’s option subject to satisfying certain conditions.
The Trust prepared an analysis to determine the net realizable value based on projected cash flows of the underlying collateral and as a result recorded a $29.6 million provision for loan loss during the period from January 31, 2018 to December 31, 2018.
In addition, in accordance with the liquidation basis of accounting under GAAP, the Trust recorded estimated additional losses of $2.2 million as a result of the Modified Interest Rate. The Trust also recorded additional management fees of $3.2 million and other expenses of $2.7 million expected to be incurred over the term of the Loan based on the modification. The Trust collected $6.0 million of interest and paid $1.3 million of management fees and other expenses for the period ended December 31, 2018.
Allowance for loan losses
Changes in the allowance for loans losses are presented below (dollars in thousands):

For the Period from January 31, 2018 to December 31, 2018(1)

Allowance for loan losses at beginning of period	$—
Provision for loan losses	29,610
Allowance for loan losses at end of period	$29,610
______________

(1)	Includes $1.5 million attributable to exit fee.

5.	Related Party Transactions
Participation Agreement
On January 31, 2018, the Trust, through its Liquidating Company, entered into the Participation Agreement with CFI Holdings, pursuant to which CFI Holdings purchased the Senior Participation from the Liquidating Company, and the Liquidating Company retained the Junior Participation.
On February 4, 2019, in connection with the loan modification, the Liquidating Company and CFI Holdings amended and restated the Participation Agreement primarily to reflect the loan modification.
Management Agreement
On January 31, 2018, The Trust and the Liquidating Company entered in to a management agreement with CNI NSI Advisors, LLC (the “Advisor”). The Advisor was appointed to provide assistance in the management, sale, disposition and/or liquidation of

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Trust’s assets, and to provide administrative services to the Trust and the Liquidating Company. The Advisor is an affiliate of CLNY and CFI Holdings, the holder of the Senior Participation.
Management Fee
The Advisor will receive a monthly management fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets as compensation for the management and disposition of the Trust’s assets. As of December 31, 2018, there was $3.7 million of accrued management fee included in due to related party in the Trust’s consolidated statement of net assets in liquidation, which included $3.6 million of additional management fees that were expected to be incurred over the term of the Junior Participation. For the Period from January 31, 2018 to December 31, 2018, the Trust paid $0.9 million in management fees to the Advisor and the accrued management fee increased by $3.2 million resulting from the modification of the Loan.
Reimbursements of Expense
The Advisor is entitled to be paid directly or receive reimbursement for all of the expenses paid or incurred by the Advisor in connection with the services it provides to the Trust and the subsidiary of the Trust. The expense reimbursements incurred for the period from January 31, 2018 through December 31, 2018 was de minimis.

6.	Commitments and Contingencies
The Trust may be involved in the litigation and claims in the ordinary course of the business. As of December 31, 2018, the Trust was not involved in any legal proceedings that are expected to have a material adverse effect on the Trust’s net assets.

7.	Subsequent Events
On February 4, 2019, the Trust, through the Liquidating Company, entered into a modification agreement with the borrower. Based on the modification, the Trust recorded a $29.6 million provision for loan loss for the period from January 31, 2018 to December 31, 2018 to reflect the expected proceeds to be received from the borrower.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We are administered by our board of trustees, which currently consists of three trustees. As of the date of this report, our trustees and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position	Term of Office
David Belford	42	Chairman and Trustee	Since December 2018
James J. Thomas	60	Independent Trustee	Since January 2018
Chris S. Westfahl	53	Independent Trustee	Since January 2018
Mark Bernal	56	Chief Executive Officer and President	Since December 2018
Frank V. Saracino	52	Chief Financial Officer	Since January 2018
Ronald M. Sanders	55	Secretary	Since January 2018
David Belford. David Belford is the Chairman and a Trustee of the Trust. Mr. Belford is a Managing Director, Investment Management at CLNY. Mr. Belford is responsible for CLNY’s co-investment activity, including the identification, evaluation, and consummation of new transactions that combine CLNY balance sheet investment with external fundraising activities alongside CLNY’s key global relationships. From 2014 to 2017, Mr. Belford was a Managing Director at CLNY’s London office. Prior to joining the CLNY business in 2008, Mr. Belford was an associate in the Originations division at iStar Financial Inc. in New York. From 1999 to 2004, Mr. Belford worked in the Investment Banking Division of Donaldson, Lufkin & Jenrette, Inc./Credit Suisse First Boston Inc. in New York and Los Angeles and on the foreign exchange desk at Merrill Lynch & Co., Inc. in New York. Mr. Belford received his Bachelor of Commerce from Queen’s University in Ontario, Canada, a Master of International Affairs from the Lauder Institute at the University of Pennsylvania and a Master of Business Administration from the Wharton School.
We believe that Mr. Belford’s extensive real estate-related business and investment banking background provides a valuable perspective and qualifies him to serve on our board of trustees.
James J. Thomas. James J. Thomas is an Independent Trustee of the Trust. Mr. Thomas is a partner and a member of the executive committee of the law firm of Windels, Marx, Lane & Mittendorf, LLP (“Windels Marx”). Mr. Thomas has practiced at Windels Marx since January 1985, focusing on commercial real estate matters such as acquisition, disposition, financing, joint venture and equity investments. His practice at Windels Marx includes representing clients, including financial institutions, investors, real estate operators and developers, private equity firms, and venture capital funds, in a variety of commercial real estate debt and equity transactions. Mr. Thomas previously served as an independent director of NorthStar I, including as a member of NorthStar I’s audit committee, from October 2015 to January 2018. Mr. Thomas holds a Bachelor of Arts from the St. Louis University in St. Louis, Missouri and Juris Doctor from Fordham University School of Law.
We believe that Mr. Thomas’s more than 30 years of experience as a real estate and finance attorney qualify him to serve on our board of trustees.
Chris S. Westfahl. Chris S. Westfahl is an Independent Trustee of the Trust. Mr. Westfahl is a Managing Director of Silverpeak Real Estate Partners (“Silverpeak”). At Silverpeak, Mr. Westfahl focuses on providing general partnership equity on a strategic basis to experienced sponsors for acquisitions of residential, office and retail properties throughout the United States. Prior to joining Silverpeak in April 2010, Mr. Westfahl was a founder/principal in Elevation Advisors, a real estate advisory firm based in New York. Prior to that, for 10 years, Mr. Westfahl was a Managing Director with Lehman Brothers’ Principal Transaction Group where he directly invested equity and mezzanine capital and originated first mortgage debt. Prior to joining Lehman Brothers, Mr. Westfahl worked for nine years at GE Capital Real Estate where he was responsible for all new business origination in the Northeast region. Mr. Westfahl served as an independent director of NorthStar II and as a member of NorthStar II’s audit committee from March 2016 through January 2018. Mr. Westfahl holds a Bachelor of Arts from Boston College and a Master of Business Administration from the University of Connecticut.
We believe Mr. Westfahl’s more than 30 years of real estate experience, including substantial real estate investment and capital markets expertise, qualify him to serve on our board of trustees.
Mark Bernal. Mark Bernal is the Chief Executive Officer and President of the Trust. Mr. Bernal is Vice President, Portfolio Management at CLNY. At CLNY, Mr. Bernal focuses on commercial real estate portfolio management, including the management of complex debt and equity capital structures. Mr. Bernal’s diverse investment experience includes mezzanine debt, preferred equity, sale and leasebacks, and joint venture partnerships. Mr. Bernal has overseen transactions through multiple real estate cycles, which led to management of complex workouts, litigation and bankruptcy cases. Mr. Bernal has experience with a variety of real estate asset classes, including office, multifamily, retail, hospitality and healthcare. Prior to joining CLNY in 2009, Mr. Bernal was Director Business Development at GE Capital Real Estate. Based in GE Capital Real Estate’s London office from 2002 to 2007, Mr. Bernal focused on the acquisition of healthcare real estate equity investments in the United Kingdom and Germany.

While based in CLNY’s Luxembourg office from 2014 to 2016, Mr. Bernal focused on managing office equity investments in the United Kingdom and Germany. Mr. Bernal received his Bachelor of Business Administration from the University of Texas at San Antonio.
Frank V. Saracino. Frank V. Saracino is the Chief Financial Officer of the Trust. Mr. Saracino has served as Managing Director, Chief Financial Officer – Retail Companies at CLNY since August 2015 and as the Chief Accounting Officer of CLNC since November 2018. Mr. Saracino has also served as the Chief Financial Officer and Treasurer of NorthStar Healthcare Income, Inc. and CC Real Estate Income Master Fund and its feeder funds since August 2015 and December 2015, respectively. Previously, Mr. Saracino served as Chief Financial Officer and Treasurer of NorthStar/RXR New York Metro, Inc. from August 2015 to October 2018. In addition, Mr. Saracino served as Chief Financial Officer and Treasurer of NorthStar I and NorthStar II from August 2015 through January 2018.
Prior to joining CLNY in 2015, from July 2012 to December 2014, Mr. Saracino was with Prospect Capital Corporation (“Prospect”), where he concentrated on portfolio management, strategic and growth initiatives and other management functions. In addition, during his tenure at Prospect, Mr. Saracino served as Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of each of Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc., and their respective investment advisers, and served as a Managing Director of Prospect Administration, LLC. Previously, Mr. Saracino was a Managing Director at Macquarie Group, and Head of Finance from August 2008 to June 2012 for its Americas non-traded businesses which included private equity, asset management, lease financing, private wealth, and investment banking. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. Mr. Saracino holds a Bachelor of Science in Accounting from Syracuse University.
Ronald M. Sanders. Ronald M. Sanders is the Secretary of the Trust. Mr. Sanders is also is an Executive Vice President and the Chief Legal Officer and Secretary of CLNY, for which he is responsible for the management of global legal affairs and generally provides legal and other support to the operations of CLNY. Mr. Sanders previously held the position of Executive Director and Chief Legal Officer and Secretary of CLNY, for which he provided similar services. Prior to joining the CLNY business in 2004, Mr. Sanders was a Partner with the law firm of Clifford Chance US LLP. Mr. Sanders received his Bachelor of Science from the State University of New York at Albany in 1985, and his Juris Doctor from the New York University School of Law in 1988.
Independence Criteria
Under the Liquidating Trust Agreement, a majority of our trustees are required to be independent trustees (except when there is an unfilled vacancy on the board of trustees). The Liquidating Trust Agreement defines “independent trustees” to expressly include James J. Thomas and Chris S. Westfahl. In addition, the Liquidating Trust Agreement defines “independent trustees” to include any other individual who has not been, within the previous two years, directly or indirectly associated with the Advisor by virtue of the following: (i) ownership of an interest in the Advisor or any of its affiliates (other than a less than one percent ownership interest); (ii) employment by the Advisor or any of its respective affiliates; (iii) service as an officer or director of the Advisor or any of its affiliates (other than as an independent director of an entity under common control with the Advisor); (iv) performance of services, other than as a trustee, for the Liquidating Company or any of its subsidiary; (v) service as a director or trustee of more than three real estate investment trusts organized by or advised by any affiliate of the Advisor; or (vi) maintenance of a material business or professional relationship with the Advisor or any of its affiliates. Under the Liquidating Trust Agreement, a business or professional relationship is considered “material” if the aggregate gross revenue derived by the trustee from the Advisor and its affiliates exceeds five percent of either the trustee’s annual gross revenue during either of the last two years or the trustee’s net worth on a fair market value basis. In addition, an indirect association with the Advisor includes circumstances in which a trustee’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Advisor or any of its affiliates.
Audit Committee
We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Due to our limited operations and level of activity, which primarily consists of managing the Loan, including the Junior Participation, our trustees believe that the services of an audit committee financial expert are not warranted.
Trustee Nominations
We currently do not provide any procedure for our beneficiaries to recommend nominees to our board of trustees.

Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.
Code of Business Conduct and Ethics
We have not adopted a code of business conduct and ethics, nor do we currently intend to due to the fact that we have no employees and our Advisor manages our business and affairs, with the oversight of our trustees. Nonetheless, our trustees intend to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.
Item 11. Executive Compensation
Compensation of Trustees
The following table sets forth information regarding compensation to our independent trustees for 2018:

Name	Fees Earned or Paid in Cash	Total
James J. Thomas	$45,833	$45,833
Chris S. Westfahl	45,833	45,833
Our independent trustees are paid an annual cash retainer for their services of $50,000, payable quarterly, and are reimbursed by the Trust for all out-of-pocket costs and expenses.
Our non-independent trustees, including Mr. Belford, do not receive compensation for serving as trustees.
Executive Compensation
Compensation Discussion and Analysis
Because the Management Services Agreement provides that the Advisor will assume principal responsibility for managing our affairs and liquidating our assets in accordance with our plan of liquidation, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of the Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of the Advisor under the Management Services Agreement. The compensation received by our executive officers is not paid or determined by us but rather by an affiliate of the Advisor based on all of the services provided by these individuals. See Item 13. “Certain Relationships and Related Transactions” below for a summary of the fees and expenses payable to the Advisor and other affiliates.
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee or other committee that performs similar functions. None of our independent trustees served as one of our officers or employees or as an officer or employee of any of our subsidiary during the period ended December 31, 2018, or formerly served as one of our officers or as an officer of any of our subsidiary. In addition, during the period ended December 31, 2018, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of trustees) of any entity that has one or more executive officers or directors serving as a member of our board of trustees. We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our board of trustees.
Compensation Committee Report
We do not currently have a compensation committee or other committee that performs similar functions due to the fact that we have no employees and our Advisor manages our business and affairs, with the oversight of our trustees. Our independent trustees have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management (discussed above). Based on the independent trustees’ review of the CD&A and their discussions of the CD&A with management, the independent trustees recommended to the board of trustees, and the board of trustees has approved, that the CD&A be included in this Annual Report on Form 10-K.
INDEPENDENT TRUSTEES:
James J. Thomas
Chris S. Westfahl

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There is no public market for our Units. The Units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the counter market. Upon the consent of the Trust, the Trust’s beneficiaries may change the title of their beneficial interests from joint tenancy to sole ownership or from sole ownership to joint tenancy with a spouse or domestic partner. Otherwise, the Liquidating Trust Agreement prohibits all transfers of Units, except by will, intestate succession or operation of law, and except for certain limited transfers by a tax-qualified employee retirement plan or account to the extent required to satisfy a required minimum distribution.
The following table shows, as of March 28, 2019, the number of Units beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than five percent of the Units outstanding; (ii) each of our trustees; (iii) each of our executive officers; and (iv) all of our trustees and executive officers as a group.

Name of Beneficial Owner (1)	Title	Number of Units Beneficially Owned (1)	Percent of Units as of March 28, 2019
David Belford	Chairman and Trustee	—	—
James J. Thomas	Independent Trustee	17,591	*
Chris S. Westfahl	Independent Trustee	—	—
Mark Bernal	Chief Executive Officer and President	—	—
Frank V. Saracino	Chief Financial Officer	—	—
Ronald M. Sanders	Secretary	—	—
Beneficial ownership of Units by all trustees and executive officers as a group (6 persons)	—	17,591	*

*	Less than one percent.
(1)	Each beneficial owner has the sole power to vote and dispose of all Units held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.
Item 13. Certain Relationships and Related Transactions and Director Independence
Trustee Independence
Our board of trustees has determined that James J. Thomas and Chris S. Westfahl are independent in accordance with the requirements of the Liquidating Trust Agreement.
Related Party Transactions
Policies and Procedures for Review of Related Party Transactions
Pursuant to the Liquidating Trust Agreement, our independent trustees, acting as a group, will resolve potential conflicts of interest between any trustee or any of the trustee’s affiliates and the Trust. Any agreements or arrangements concerning a conflict of interest must be on terms no less favorable to the Trust than those available with unaffiliated third parties.
Participation Agreement
On January 31, 2018, the Liquidating Company and CFI Holdings, an affiliate of the Advisor, entered into the Participation Agreement pursuant to which CFI Holdings purchased the Senior Participation from the Liquidating Company, and the Liquidating Company retained the Junior Participation.
On February 4, 2019, in connection with the Loan Modification, the Liquidating Company and CFI Holdings amended and restated the Participation Agreement primarily to reflect the Loan Modification.
Loan Modification
On February 4, 2019, the Trust, through the Liquidating Company, entered into the Loan Modification with the Borrower regarding the Loan. For a description of the Loan Modification, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Management Services Agreement
On January 31, 2018, the Trust, the Liquidating Company and the Advisor, an affiliate of CLNY, entered into the Management Services Agreement, pursuant to which the Advisor was appointed to provide assistance in the management, sale, disposition and/or liquidation of the Junior Participation, and to provide administrative services to the Trust, the Liquidating Company and their subsidiaries.
The term of the Management Services Agreement will continue in force throughout the duration of the existence of the Trust and will terminate as of the date of termination of the Trust. In addition, the Management Services Agreement may be terminated immediately by any of the parties thereto for fraud, criminal conduct or willful misconduct or a material breach of the Management Services Agreement by another party thereto, which has not been cured within thirty days following delivery by the non-breaching party to the breaching party of notice of such breach.
The Advisor receives a management fee as compensation for services rendered under the Management Services Agreement consisting of a monthly fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets. For the period from January 31, 2018 through December 31, 2018, the Trust paid $0.9 million in management fees to the Advisor.
The Trust also is obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and other overhead expenses, in connection with the services provided to the Trust under the Management Services Agreement. For the period from January 31, 2018 through December 31, 2018, the amount the Trust reimbursed the Advisor was de minimis.
Trustee and Officer Indemnification Agreements
On January 31, 2018, the Trust entered into separate indemnification agreements with each of the independent trustees, James J. Thomas and Chris S. Westfahl, and each of Sujan Patel, the Trust’s then Chief Executive Officer and President, Frank V. Saracino, the Trust’s Chief Financial Officer, and Ronald M. Sanders, the Trust’s Secretary. On December 6, 2018, the Trust entered into separate indemnification agreements with each of David Belford, the Trust’s current Chairman and Trustee, and Mark Bernal, the Trust’s current Chief Executive Officer and President. These indemnification agreements require the Trust to indemnify the trustee or officer of the Trust (each such person, an “Indemnitee”), to the maximum extent permitted by Maryland law, against all judgments, penalties, fines, liabilities, and amounts paid in settlement and all expenses actually and reasonably incurred by Indemnitee, or on Indemnitee’s behalf, in connection with any such proceeding by reason of such Indemnitee’s status as a Trustee or officer, employee or agent of the Trust, or status, while a Trustee, officer, employee or agent of the Trust and serving at the request of the Trust, as a trustee, director, officer, partner (including service as a general partner of any limited partnership), manager, managing member, fiduciary, employee or agent of another foreign or domestic corporation, real estate investment trust, partnership, limited liability company, joint venture, trust, other incorporated or unincorporated entity or enterprise or employee benefit plan (“Corporate Status”). In addition, these indemnification agreements require the Trust to advance to the Indemnitee all reasonable expenses incurred by or on behalf of such Indemnitee in connection with any such proceeding, subject to reimbursement if it is subsequently determined that indemnification is not permitted. In accordance with these indemnification agreements, the Trust must also indemnify and advance all expenses incurred by an Indemnitee seeking to enforce his or her rights under the indemnification agreements. These indemnification agreements will continue in effect until, and terminate on the later of (i) the date that an Indemnitee shall have ceased to serve as a trustee, officer, employee or agent of the Trust or as a trustee, director, officer, partner, manager, member, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, real estate investment trust, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at the request of the Trust and (ii) the date that an Indemnitee is no longer subject to any actual or possible proceeding to which such Indemnitee is a party by reason of Indemnitee’s Corporate Status, including any rights of appeal thereto and any proceeding commenced by an Indemnitee seeking to enforce his or her rights under the indemnification agreements.

Item 14. Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees billed and expected to be billed for professional services rendered for us by Marcum LLP, our independent registered public accounting firm, for the fiscal year ended December 31, 2018 were as follows:

Type of Fee	Amount
Audit	$32,000
Audit-related	—
Tax	—
Other	—
Total	$32,000

Fees for audit services for the fiscal year ended December 31, 2018 consist of fees associated with the annual audit.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1). Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Net Assets in Liquidation as of December 31, 2018
Consolidated Statement of Change in Net Assets in Liquidation for the period from January 31, 2018 to December 31, 2018
Notes to the Consolidated Financial Statements

(a)(2). Exhibit Index:
The Exhibit Index attached hereto is incorporated by reference under this item.

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Participation Agreement, dated as of February 4, 2019, by and between N1 Hendon Holdings, LLC and CFI Hendon Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K dated January 30, 2019)

10.2
N1 Liquidating Trust Agreement and Declaration of Trust, dated January 31, 2018, by and among NorthStar Real Estate Income Trust, Inc., Sujan S. Patel, James J. Thomas and Chris S. Westfahl (incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K dated January 31, 2018)

10.3
Management Services Agreement, dated January 31, 2018, by and among N1 Liquidating Trust, N1 Hendon Holdings, LLC and CNI NSI Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K dated January 31, 2018)

10.4	Form of Trustee and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K dated January 31, 2018)
21.1*	List of Subsidiary of N1 Liquidating Trust
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

______________________________________________________

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 1, 2019.

N1 Liquidating Trust
Date:	April 1, 2019	By:	/s/ MARK BERNAL
			Name:	Mark Bernal
			Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Bernal and Ronald M. Sanders, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID BELFORD	Chairman and Trustee	April 1, 2019
David Belford

/s/ JAMES J. THOMAS	Trustee	April 1, 2019
James J. Thomas

/s/ CHRIS S. WESTFAHL	Trustee	April 1, 2019
Chris S. Westfahl

/s/ MARK BERNAL	Chief Executive Officer and President	April 1, 2019
Mark Bernal	(Principal Executive Officer)

/s/ FRANK V. SARACINO	Chief Financial Officer	April 1, 2019
Frank V. Saracino	(Principal Financial Officer and
Principal Accounting Officer)