Form 10-K
period 2019-12-31
N1 Liquidating Trust
filed 2020-03-30
CIK 1455650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
(310) 282-8820
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019. Not applicable.
As of March 27, 2020, there were 119,333,203 units of beneficial interest in N1 Liquidating Trust outstanding.
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

•	the impact of economic conditions on the first mortgage loan in which a subsidiary of the Trust holds the Junior Participation;

•	the impact of fluctuations in interest rates;

•	borrower default or bankruptcy;

•	the borrower’s ability to sell or dispose of all or portions of the collateral in the timeframe anticipated or at all, and any resulting impact on proceeds available for distribution to unitholders;

•	a decrease in the cash flow generated by, or the overall value of the properties securing the first mortgage loan in which a subsidiary of the Trust holds the Junior Participation;

•	difficulties in economic conditions in the geographic markets and industry sector for the collateral underlying the first mortgage loan in which the Trust holds the Junior Participation;

•
the impact of the Coronavirus (COVID-19) pandemic on the cash flow of the collateral, the borrower’s ability to pay interest and principal on the first mortgage loan, the value of the Junior Participation and the Trust’s ability to make any liquidating distributions to beneficiaries;

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
Advisor
On January 31, 2018, the Trust, the Liquidating Company, and CNI NSI Advisors, LLC, a Delaware limited liability company (the “Advisor”), entered into a management services agreement (the “Management Services Agreement”) pursuant to which the Advisor was appointed to provide assistance in the management, sale, disposition and/or liquidation of the Trust’s assets, and to provide administrative services to the Trust, the Liquidating Company and their subsidiaries, for the duration of the Trust. As compensation, the Advisor will receive a monthly management fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets. The Advisor is an affiliate of CLNY and CFI Holdings, the holder of the Senior Participation.

Trust Objectives
Our primary objective is to prudently manage the Loan until it is disposed of or matures, and to collect and distribute the proceeds from the Trust’s assets to its beneficiaries as promptly as possible. The amount per Unit that would be paid in cash upon the final maturity date or sale of the Loan will be determined by, among other things, market conditions, the Borrower’s ability to repay the remaining principal balance of the Loan, the principal and interest then owed on the Senior Participation, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to the beneficiaries of the Trust or the timing of the liquidation of the Trust.
The Loan and Junior Participation
Our sole asset is the Junior Participation, which has an outstanding principal balance of $85.2 million as of March 27, 2020. The Junior Participation represents a subordinated interest in the Loan, which is a first mortgage loan collateralized by certain retail properties in the Southeast United States. The terms of the Junior Participation are governed by the Participation Agreement with CFI Holdings, which owns the Senior Participation. The outstanding principal balance of the Senior Participation is $40.6 million as of March 27, 2020.
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
In addition, we may not transfer the Junior Participation without CFI Holdings’ consent. Further, pursuant to the Participation Agreement, in the event that the Liquidating Company or its affiliate acquires title to any of the properties within the Portfolio on behalf of itself and CFI Holdings through foreclosure, delivery of a deed in lieu of foreclosure or otherwise, CFI Holdings has agreed to provide an additional $10.0 million loan to the Liquidating Company or its affiliate to fund the operations of any such properties acquired.
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
We assessed the projected future cash flows of the underlying collateral along with its current fair market value and potential for future increases in fair value as of December 31, 2019. We concluded that as result of changes in market conditions as well as lower occupancy, higher rent concessions and lower rents triggered by co-tenancy provisions, the recurring cash flow and fair market values for the Borrower's collateral had significantly declined. As such, we recorded an additional $27.1 million loan loss provision for the year ended December 31, 2019. As a result of this additional loan loss provision, management fee expense expected to be incurred over the term of the Loan decreased. See Note 4, “Investment in Note Receivable, net” in Part II, Item 8, “Financial Statements and Supplementary Data” for further detail.

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

(2)
requiring a new $5.5 million capital contribution (“New Capital Contribution”) from the Borrower into a general reserve account to be used for capital expenditures, tenant improvements, leasing costs and operating shortfalls, which is subordinated to Tranche A and is entitled to an 8% return;

(3)
extending the initial maturity date of the Loan to December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions, including, among others, sales of select properties within the Portfolio;

(4)
providing the Borrower with (a) (i) the ability to sell to a third party select properties within the Portfolio and (ii) an option, not to be exercised prior to July 9, 2020, to sell any of such select properties within the Portfolio to an affiliate of Borrower (collectively, the “Initial Portfolio Sale Option”) and (b) an option, not to be exercised prior to December 9, 2021 (or June 9, 2022, in the case of a sale to an affiliate of Borrower), to sell to a third party any enclosed mall within the Portfolio (the “Enclosed Mall Sale Option”); and

(5)	waiving the 1% exit fee on the Loan.
In addition, in accordance with the distribution provisions of the Loan Modification after debt service payments and other senior priority payments have been made, any excess cash flow generated by the Borrower’s collateral will be applied to reduce the principal balance of Tranche A and Tranche B, and reduce the Borrower’s new capital contribution.
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

Following full repayment of Tranche A, Tranche B and the Borrower’s capital contributions as described above, any remaining proceeds from an Initial Portfolio Sale Option or Enclosed Mall Sale Option exercise will be distributed 90% to the Borrower and 10% to the lender. Any proceeds received by the Liquidating Company as lender of the Loan (whether in repayment of Tranche A, Tranche B or otherwise) will be applied to the Senior Participation and/or the Junior Participation, in accordance with the Participation Agreement.
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

Insurance Settlement and Collateral Sale and Release
In October 2018, Hurricane Michael caused extensive damage to certain of the properties within the Portfolio (the “Affected Properties”). In February 2019, concurrently with the Loan Modification, in connection with an insurance settlement agreement related to the Affected Properties, the Borrower received $21.5 million in proceeds from an insurance provider, $19.4 million of which was used to paydown Loan principal of Senior Participation and the remaining $2.1 million was used to reimburse the Borrower for costs incurred in restoring and repairing the Affected Properties. In connection with such principal paydown, the Loan Modification released a portion of the Affected Properties (representing 17.6% of the Portfolio based on rentable square feet) from serving as collateral for the Loan.
In June 2019, the Borrower completed a sale of one of the properties within the Portfolio pursuant to an exercise of its Initial Portfolio Sale Option, which resulted in a $1.1 million principal repayment on the Senior Participation. Upon completing this sale and collateral release, the Borrower satisfied certain conditions required for the first one-year extension option of the Loan maturity.
In August 2019, the Borrower completed an additional sale of one of the properties within the Portfolio pursuant to an exercise of its Initial Portfolio Sale Option, which resulted in a $2.1 million principal repayment on the Senior Participation.
Liquidation Update
As of the date of this report, the Loan is scheduled to mature on December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions. As a result of the Borrower’s sale of certain Initial Portfolio assets in June 2019 and assuming all of the remaining applicable conditions under the Loan are satisfied, including that no event of default exists under the Loan, we anticipate that the Borrower will exercise its first one-year extension option. We do not currently anticipate selling the Loan or the Junior Participation at any time prior to the Loan’s final extended maturity date, at which point the ability to recover the note receivable is largely based on the sale of the collateral properties at that time. As a result, we do not anticipate completing a liquidation of the Trust’s assets, including the Junior Participation, prior to the final extended maturity date of the Loan. However, we can provide no assurance that we will be able to accomplish a liquidation on this anticipated timeframe or at the net realization value of $29.1 million as of December 31, 2019.
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
We will issue an annual information statement to our beneficiaries during the first quarter of 2020 with tax information for their tax returns for the year ended December 31, 2019. Beneficiaries are urged to consult with their tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.
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
The Junior Participation is a subordinated interest in the Loan. Our ability to make distributions to our beneficiaries depends on the amount and timing of principal and interest payments received with respect to the Loan, the amount of such payments owed on the Senior Participation, or the net proceeds from any sale, transfer or other disposition of the Junior Participation, in each case in excess of the expenses and other obligations of the Trust. The Trust has a term of three years, which began on January 31, 2018 and may be extended under certain circumstances. The Loan has an initial maturity date of December 9, 2020, but is subject to three extensions of one year each at the Borrower’s option, subject to the satisfaction of certain conditions. As a result of the Borrower’s sale of certain Initial Portfolio assets in June 2019 and assuming all of the remaining applicable conditions under the Loan are satisfied, including that no event of default exists under the Loan, we anticipate that the Borrower will exercise its first one-year extension option. In addition, while the Loan is not presently in default, it is also possible that the Borrower will default on its obligations under the Loan and that the Trust will have to pursue enforcement of the Loan obligations or negotiate a work-out with the Borrower, the timing of which could be prolonged. Accordingly, the three-year term of the Trust may have to be extended and, while we do not anticipate completing a liquidation of the Trust’s assets, including the Junior Participation, prior to the final maturity date of the Loan, we cannot say with certainty how long it will take before a final distribution is made. Although we believe that principal and interest payments received with respect to the Junior Participation or proceeds of any sale, transfer or other disposition of the Junior Participation will ultimately lead to distributions to holders of our Units, we cannot assure you that the Trust will be able to collect significant principal and interest payments or any payments at all or sell, transfer or otherwise dispose of the Junior Participation for value. There is therefore no assurance of regular distributions, or any distributions at all, to our beneficiaries.
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
In connection with the Loan Modification, we recognized an impairment charge of $28.1 million in the period ended December 31, 2018 on the Junior Participation. In addition, in accordance with the liquidation basis of accounting under U.S. GAAP, the Trust recognized aggregate losses of $9.5 million relating to the exit fee waiver and the Modified Interest Rate as well as the additional management fees and other Trust expenses that are expected to be incurred over the term of the Loan, as modified by the Loan Modification. We assessed the projected future cash flows of the underlying collateral along with its current fair market value and potential for future increases in fair value as of December 31, 2019. We concluded that as result of changes in market conditions as well as lower occupancy, higher rent concessions and lower rents triggered by co-tenancy provisions, the recurring cash flow and fair market values for the Borrower's collateral had significantly declined. As such, we recorded an additional $27.1 million loan loss provision for the year ended December 31, 2019. We may be required to recognize further impairments on the Junior Participation under U.S. GAAP, as our Borrower may be unable to remain current in payments on the Loan and declining property values weaken our collateral. In addition, the impact of the rapidly evolving Coronavirus pandemic on the cash flow of the collateral, which is still uncertain, may materially and adversely impact the ability of the Borrower to make payments on the Loan. The analysis of the value or income-producing ability of commercial retail property is highly subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments when market volatility may make it difficult to determine the fair value of the collateral underlying the loan or the likelihood of repayment of the loan. Subsequent valuations and estimates, in light of factors then prevailing, may result in additional decreases in the values of the underlying collateral resulting in additional impairment charges or increases in loan loss provisions and therefore our ability to make distributions to our beneficiaries could be materially and adversely impacted.
The Loan Modification may not result in any of the anticipated benefits, which may adversely affect our ability to make distributions to our beneficiaries.
In February 2019, we entered into a Loan Modification, which had the effect of reducing the amount of interest payable on the Junior Participation. While the Trust, in consultation with a third party valuation firm, when entering into the Loan Modification, believes that the Loan Modification is in the best interest of our beneficiaries, the anticipated benefits of the Loan Modification may not be realized fully, in the time anticipated or at all. The Loan Modification provides the Borrower with options during the term of the Loan to sell parts of the Loan collateral in order to pay down Loan principal prior to the final maturity date. In addition, the Loan Modification provides that excess cash flow generated by the Loan collateral (if any) will be applied on interest payment dates to reduce the principal balance of the Loan. While such principal payments are expected to be first applied to the outstanding balance of the Senior Participation, any such principal paydowns will reduce the amount of interest and principal owed on the Senior Participation and therefore are expected to facilitate payment on the outstanding principal on the Junior Participation faster than the Loan originally contemplated. However, there can be no assurances that the Borrower will be able to sell the Loan collateral above or at the agreed-upon prices, within the timeframe contemplated by the Loan Modification or at all. If the Loan Modification does not result in any of the anticipated benefits, our ability to fund our operating expenses through the term of the Trust could be materially adversely impacted, which would, in turn, materially adversely impact the amount of cash available for liquidating distributions to our beneficiaries.
The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may have a material adverse effect on our ability to make any distributions to our beneficiaries.
Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The impact of COVID-19 on the U.S. and world economies is uncertain and could result in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and an increase in unemployment.
As a result of the collateral underlying the Junior Participation being comprised entirely of retail properties located in the United States, COVID-19 will impact the Borrower’s ability to pay interest and principal on the Loan, and therefore impact the income received by the Trust from the Junior Participation, to the extent that its continued spread within the United States reduces occupancy, decreases customer traffic or results in quarantines where the collateral is located, increases the cost of operation or results in limited hours or necessitates the closure of the collateral properties. Recently, certain owners of shopping center properties located in the United States have announced temporary closures of such properties as a result of COVID-19. In late March 2020, the Borrower notified us that two enclosed malls in the Portfolio, representing a substantial portion of the collateral underlying the Loan and Junior Participation, have been temporarily closed. Additional temporary closures of the remaining properties within the collateral may also be mandated by federal or local government. There can be no assurances as to when such properties may be re-opened, and a prolonged closure may materially and adversely impact the Borrower’s ability to pay interest and principal on the Loan.
In addition, many of the tenants are subject to license agreements which are terminable on 30 days’ notice. If the property closures are prolonged or COVID-19 continues to result in decreases in customer traffic or disruption to the tenants’ supply chain, tenants may terminate their license agreements, which may materially and adversely impact the Borrower’s ability to pay interest and principal on the Loan.

As a result of these and related events due to COVID-19, we may determine to negotiate with the Borrower to modify the Loan or exercise our rights under the Loan documentation, including but not limited to foreclosure of the collateral properties. Modifying the Loan or foreclosing on the collateral may have a material adverse effect on the Trust’s income and expenses, as well as the ability to liquidate its assets in the manner and timeframe contemplated, or at all. The extent to which COVID-19 impacts the Trust’s income, expenses and ability to pay any distributions to beneficiaries will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.
Federal, state, and local lending laws may restrict our ability to exercise our rights under the Loan documentation, increase the time and expense associated with the foreclosure process, or prevent us from foreclosing at all.
As a result of COVID-19, certain federal, state and local lending authorities have and may continue to impose moratoriums on foreclosures of commercial properties. These and similar borrower protection initiatives could impact our ability to exercise our rights under the Loan documentation should we determine to do so in the future, including but not limited to foreclosure of the collateral properties. Even if we are legally permitted to pursue our right to foreclose, similar laws and regulations imposed by state and local governments could substantially increase the time and expense associated with the foreclosure process. If new state, federal or local laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers, such measures may have a material adverse effect on our ability to liquidate the Trust’s assets and make distributions to our beneficiaries.
Insurance may not cover all potential losses on the collateral underlying the Junior Participation, which may adversely affect our ability to make distributions to our beneficiaries.
We require that the Borrower under the Loan retain comprehensive insurance covering the collateral, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, as well as pandemics such as COVID-19, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our Borrower could breach its obligation to us and not maintain sufficient insurance coverage. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might decrease the value of the property and in turn impair the value of the Junior Participation.
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

The loss of anchor tenants in or adjacent to the retail properties that collateralize the Loan, or the bankruptcy of tenants, have and could continue to materially and adversely affect the cash flow generated by such retail properties or the Borrower’s ability to make payments on the Loan and, in turn, our ability to make distributions to our beneficiaries.
The retail properties collateralizing the Loan are typically anchored by department stores and other large nationally recognized tenants. Certain of those anchors and other tenants have ceased their operations, downsized their brick-and-mortar presence or failed to comply with their contractual obligations to the Borrower and others. For example, in November 2019, one of the anchor tenants within the Portfolio closed its store, triggering certain co-tenancy provisions. As a result of these co-tenancy provisions, along with other factors, the Trust recognized a $27.1 million impairment on the Junior Participation for the year ended December 31, 2019. In addition, a second anchor tenant adjacent to the Portfolio is expected to close its store during 2020. If this or another department store or large nationally recognized tenant were to close its stores at or adjacent to the retail properties collateralizing the Loan, either as a result of bankruptcy or otherwise, the Borrower may continue to experience difficulty and delay and incur significant expense in re-tenanting the space (to the extent owned by the Borrower), as well as in leasing spaces in areas adjacent to the vacant store, at attractive rates, or at all. Additionally, such department store or tenant closures have and may continue to trigger co-tenancy provisions which may result in decreases in rental rates for other tenants and otherwise adversely affect net income generated at the retail property, all of which could require us to take additional impairments on the Junior Participation. Further, such tenant closures may result in decreased customer traffic, which could lead to decreased sales at the Borrower’s properties. Tenant or anchor department store bankruptcies can exacerbate these challenges for the Borrower as well as add strain on their resources. All of which could materially and adversely affect the Borrower’s ability to make interest or principal payments on the Loan when due, which, in turn, could materially and adversely affect our ability to make distributions to our beneficiaries.
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
If we were to foreclose on the Loan, we may take title to the properties securing the Loan, and if we do not or cannot sell the properties, we would then come to own and operate them as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by real property. In addition, as a liquidating trust, we are extremely limited in our ability to generate additional capital necessary to own and operate retail real estate properties, and while CFI Holdings has committed to providing us with a $10.0 million loan to the extent we end up taking title to these properties, such loan might not be sufficient to maintain the operations at the properties or otherwise operate them in a manner to preserve the properties’ value. Further, we have not had experience owning real property directly. Accordingly, we or our Advisor may not manage these properties as well as they might be managed by another owner, and our distributions to beneficiaries could suffer. If we foreclose on and come to own property, our ability to make distributions to our beneficiaries may be adversely affected.
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
Our Borrower’s ability to repay the Loan on its stated maturity date typically will depend upon its ability either to refinance the Loan or to sell the underlying retail properties at a price sufficient to permit repayment. Our Borrower’s ability to achieve either of these goals will be affected by a number of factors, including:

•	the availability of, and competition for, credit for retail or commercial real estate projects, which fluctuate over time;

•	the prevailing interest rates;

•	the net operating income generated by the underlying properties;

•	the fair market value of the underlying properties;

•	our Borrower’s equity in the underlying properties;

•	significant tenant rollover at the underlying properties;

•	our Borrower’s financial condition;

•	the operating history and occupancy level of the underlying properties;

•	reductions in applicable government assistance/rent subsidy programs;

•	changes in zoning or tax laws;

•	changes in competition in the relevant location;

•	changes in rental rates in the relevant location;

•	changes in government regulation and fiscal policy;

•	the state of fixed income and mortgage markets;

•	the availability of credit for multifamily and commercial properties; and

•	prevailing general and regional economic conditions.
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
Our sole asset is the Junior Participation in the Loan, which has an initial maturity date of December 9, 2020 and, subject to the exercise of the Borrower’s options to extend, a fully extended maturity date of December 9, 2023. As a result, the maturity date of the Loan may extend beyond the current term of the Trust, which currently ends on January 31, 2021. To the extent that the Borrower meets the required conditions and exercises its options to extend the term of the Loan, the Trust expects to extend the term of the Trust accordingly and, as a result, payment of liquidating distributions to our beneficiaries will be delayed. As a result of the Borrower’s sale of certain Initial Portfolio assets in June 2019 and assuming all of the remaining applicable conditions under the Loan are satisfied, including that no event of default exists under the Loan, we anticipate that the Borrower will exercise its first one-year extension option.
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
CLNY’s announcement that it is pursuing a strategic shift to focus on digital real estate and infrastructure, or the CLNY Strategic Transition, could have an adverse impact on our business.
In 2019, CLNY, an affiliate of the Advisor, announced that it is pursuing the CLNY Strategic Transition, including among other initiatives, the potential transfer of CLNY’s credit management business to CLNC. The CLNY Strategic Transition may be time consuming and disruptive to CLNY business operations, including its service to us as the Advisor. As a result of the CLNY Strategic Transition, the Advisor could undergo a change of control involving CLNC or a third party, which could result in a change to the management of the Advisor and its affiliates, including CFI Holdings, the holder of the Senior Participation. Consequently, we could be managed by an entity and personnel that do not have the experience and track record of CLNY and its personnel and suitable alternatives may not be available. New management and personnel could change the manner in which the Advisor provides services to us and may not be as effective. Any such change to CLNY or the Advisor could be disruptive to our business and operations and could have a material adverse effect on our liquidating distributions to beneficiaries. Further, to the extent that CLNY effects a sale and/or transfer of the Senior Participation and the Management Services Agreement such that the Senior Participation holder and the Trust’s advisor are unaffiliated third parties, there could be resulting conflicts of interest between us and such unaffiliated parties, as the Senior Participation holder’s interest may not be aligned with our or our advisor’s interests.
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
In addition, the Advisor’s compliance with these substantial regulations may cause us to incur additional expenses that we may not otherwise incur if our Advisor was not a registered investment adviser. For example, while our SEC relief would allow us to avoid obtaining an annual audit of our financial statements, we voluntarily obtained an audit of our financial statements for the period ended December 31, 2018 and year ended December 31, 2019 and expect to continue to annually audit our financial statements in part because our Advisor would otherwise need to comply with certain custodial rules.
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
Changes in the method pursuant to which LIBOR and other benchmark rates are calculated and their potential discontinuance could adversely impact our financial results.
The Trust’s primary source of income is interest paid on the Junior Participation, which depends on the amount of interest paid on the Loan. The applicable interest rate payable on the Loan is currently determined based on 30-day LIBOR. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. While the Loan is currently scheduled to mature on December 9, 2020, the Borrower may, subject to satisfying certain conditions, exercise certain options to extend the maturity of the Loan to December 9, 2023.
Under certain limited circumstances, such as LIBOR no longer being ascertainable or a change in law prohibiting use of a LIBOR based interest rate on the Loan, we are permitted under applicable Loan documentation to change the benchmark rate used to determine the applicable interest rate on the Loan from LIBOR to an alternative published index without the Borrower’s consent. However, we cannot predict the effect of such a change to an alternative published index on the interest rate paid on the Loan and, in turn, the amount of interest payable to the Junior Participation. Therefore, any changes, reforms or replacements relating to LIBOR could decrease interest payments made on the Loan and received by the Trust, create uncertainty as to the calculation of the Loan’s applicable interest rate, increase legal and compliance expenses and have an adverse impact on the market value for the Junior Participation or on our ability to make distributions to our beneficiaries.
Interest rate fluctuations could reduce our ability to generate income on the Junior Participation.
Our financial performance is influenced by changes in interest rates, in particular, fluctuations in LIBOR may affect the amount of interest we earn on the Junior Participation due to the floating rate of interest indexed to LIBOR on the underlying loan. Additionally, we currently use the future LIBOR curve to project the Trust’s future expected cash flows. If there is a decrease in LIBOR, this will cause the net realizable value of the Trust’s investment in note receivable to decrease, which will result in the Trust recording additional loan loss provisions and may materially and adversely affect our ability to make distributions to our beneficiaries.
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
As a result of additional impairment taken for the year ended December 31, 2019, we determined that as of December 31, 2019, approximately $0.24 per unit of beneficial interest would be paid in cash upon payment by the Borrower of the outstanding interest and principal balance on the Loan at the fully extended maturity date net of estimated expenses of $4.5 million. This is the amount that we expect will be reflected in the annual account statements of each beneficiary for December 31, 2019. This amount was based on management’s estimates of the future net operating income of the properties collateralizing the Loan, the Trust’s ongoing expenses and certain liquidation expenses. The actual amounts ultimately distributed by us will likely differ, perhaps materially, from this estimate based on, among other things, the Borrower’s ability to pay the outstanding principal at the maturity date, the ability of the Trust to sell its Junior Participation or, in a foreclosure scenario, the properties serving as collateral for the Loan, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to beneficiaries or the timing of our liquidation.
Beneficiaries
As of March 27, 2020, we had 23,489 beneficiaries.
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

(in thousands)	As of December 31, 2019	As of December 31, 2018(1)
Statement of Net Assets in Liquidation:
Total assets	$33,570	$62,263
Total liabilities	4,512	6,828
Net assets in liquidation	29,058	55,435

(in thousands)	Year Ended December 31, 2019	For the Period from January 31, 2018 to December 31, 2018(1)
Statement of Changes in Net Assets in Liquidation:
Net assets in liquidation, beginning of period	$55,435	$93,401
Change in net assets in liquidation	(26,377)	(37,966)
Net assets in liquidation, end of period	$29,058	$55,435
______________

(1)	In accordance with the provisions of the Combination Agreement, our net assets were contributed by NorthStar I to us on January 31, 2018.

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
We currently operate as one reportable segment comprised of the Junior Participation. Refer to “Change in Net Assets in Liquidation” and Item 8, “Financial Statements and Supplementary Data,” for further details concerning our financial information.
Advisor
On January 31, 2018, the Trust, the Liquidating Company, and the Advisor, entered into the Management Services Agreement pursuant to which the Advisor was appointed to provide assistance in the management, sale, disposition and/or liquidation of the Trust’s assets, and to provide administrative services to the Trust, the Liquidating Company and their subsidiaries, for the duration of the Trust. As compensation, the Advisor will receive a monthly management fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets. The Advisor is an affiliate of CLNY and CFI Holdings, the holder of the Senior Participation.

Trust Objectives
Our primary objective is to prudently manage the Loan until it is disposed of or matures, and to collect and distribute the proceeds from the Trust’s assets to its beneficiaries as promptly as possible. The amount per Unit that would be paid in cash upon the final maturity date or sale of the Loan will be determined by, among other things, market conditions, the Borrower’s ability to repay the remaining principal balance of the Loan, the principal and interest then owed on the Senior Participation, the amount of time it takes to complete the liquidation and the potential costs associated with the liquidation. There can be no assurance regarding the amount of cash that ultimately will be distributed to the beneficiaries of the Trust or the timing of the liquidation of the Trust.
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

(2)
requiring a new $5.5 million capital contribution (“New Capital Contribution”) from the Borrower into a general reserve account to be used for capital expenditures, tenant improvements, leasing costs and operating shortfalls, which is subordinated to Tranche A and is entitled to an 8% return;

(3)
extending the initial maturity date of the Loan to December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions, including, among others, sales of select properties within the Portfolio;

(4)
providing the Borrower with (a) (i) the ability to sell to a third party select properties within the Portfolio and (ii) an option, not to be exercised prior to July 9, 2020, to sell any of such select properties within the Portfolio to an affiliate of Borrower (collectively, the “Initial Portfolio Sale Option”) and (b) an option, not to be exercised prior to December 9, 2021 (or June 9, 2022, in the case of a sale to an affiliate of Borrower), to sell to a third party any enclosed mall within the Portfolio (the “Enclosed Mall Sale Option”); and

(5)	waiving the 1% exit fee on the Loan.
In addition, in accordance with the distribution provisions of the Loan Modification after debt service payments and other senior priority payments have been made, any excess cash flow generated by the Borrower’s collateral will be applied to reduce the principal balance of Tranche A and Tranche B, and reduce the Borrower’s new capital contribution.
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
Further, CFI Holdings reaffirmed its obligation to provide an additional $10.0 million loan to the Liquidating Company or its affiliate in the event that the Liquidating Company or its affiliate acquires title to any of the properties within the Portfolio on behalf of itself and CFI Holdings through foreclosure, delivery of a deed in lieu of foreclosure or otherwise, in accordance with certain terms and conditions set forth in the Participation Agreement as amended and restated.

Insurance Settlement and Collateral Sales and Release
In October 2018, Hurricane Michael caused extensive damage to certain of the properties within the Portfolio (the “Affected Properties”). In February 2019, concurrently with the Loan Modification, in connection with an insurance settlement agreement related to the Affected Properties, the Borrower received $21.5 million in proceeds from an insurance provider, $19.4 million of which was used to paydown Loan principal and the remaining $2.1 million was used to reimburse the Borrower for costs incurred in restoring and repairing the Affected Properties. In connection with such principal paydown, the Loan Modification released a portion of the Affected Properties (representing 17.6% of the Portfolio based on rentable square feet) from serving as collateral for the Loan.
In June 2019, the Borrower completed a sale of one of the properties within the Portfolio pursuant to an exercise of its Initial Portfolio Sale Option, which resulted in a $1.1 million principal repayment on the Senior Participation. Upon completing this sale and collateral release, the Borrower satisfied certain conditions required for the first one-year extension option of the Loan maturity.
In August 2019, the Borrower completed an additional sale of one of the properties within the Portfolio pursuant to an exercise of its Initial Portfolio Sale Option, which resulted in a $2.1 million principal repayment on the Senior Participation.
Liquidation Update
As of the date of this report, the Loan is scheduled to mature on December 9, 2020, with three, one-year extension options at the Borrower’s option subject to satisfying certain conditions. As a result of the Borrower’s sale of certain Initial Portfolio assets in June 2019 and assuming all of the remaining applicable conditions under the Loan are satisfied, including that no event of default exists under the Loan, we anticipate that the Borrower will exercise its first one-year extension option. We do not currently anticipate selling the Loan or the Junior Participation at any time prior to the Loan’s final extended maturity date, at which point the ability to recover the note receivable is largely based on the sale of the collateral properties at that time. As a result, we do not anticipate completing a liquidation of the Trust’s assets, including the Junior Participation, prior to the final extended maturity date of the Loan. However, we can provide no assurance that we will be able to accomplish a liquidation on this anticipated timeframe or at the net realization value of $29.1 million as of December 31, 2019.
Critical Accounting Policies
Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those that are most important to our financial statements and require subjective and complex judgments, and for which the impact of changes in estimates and assumptions could have a material effect on our financial statements.
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets are adjusted to the estimated fair value (on an undiscounted basis), and liabilities, including estimated costs associated with implementing our plan of liquidation, are measured in accordance with U.S. GAAP that otherwise applied to those liabilities. The measurement of the Junior Participation is based on cash flow projections of principal expected to be collected, which includes consideration of operating results of the underlying collateral. Actual amounts realized for the asset may differ materially from the amounts estimated. Estimated future cash flows from operations are made based on the anticipated liquidation date of the asset. Due to the uncertainty in the timing of the liquidation date and the cash flows therefrom, operations may differ materially from amounts estimated. These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation included in the consolidated financial statements. The net assets represent the estimated liquidation value of all of our assets available to its beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
Recent Accounting Pronouncements
Recent accounting updates are included in Note 3, “Summary of Significant Accounting Policies” to Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Change in Net Assets in Liquidation

(in thousands)	For the Year Ended December 31, 2019	For the Period from January 31, 2018 to December 31, 2018(1)
Net assets in liquidation, at beginning of period	$55,435	$93,401
Change in assets and liabilities:
Provision for loan losses	(27,074)	(29,610)
Cash interest payments applied to carrying value	(1,898)	—
Accrued interest receivable	(759)	(8,199)
Accounts payable and accrued expenses	141	(2,300)
Due to related party	2,175	(2,319)
Net change in assets and liabilities	(27,415)	(42,428)
Change in cash	1,038	4,462
Change in net assets in liquidation	(26,377)	(37,966)
Net assets in liquidation, at end of period	$29,058	$55,435
______________

(1)	In accordance with the provisions of the Combination Agreement, our net assets were contributed by NorthStar I to us on January 31, 2018.
For the Year Ended December 31, 2019
Net assets in liquidation decreased by $26.4 million for the year ended December 31, 2019, primarily as a result of impairment recognized. We assessed the projected future cash flows of the underlying collateral along with its current fair market value and potential for future increases in fair value as of December 31, 2019. We concluded that as result of changes in market conditions as well as lower occupancy, higher rent concessions and lower rents triggered by co-tenancy provisions, the recurring cash flow and fair market values for the Borrower's collateral had significantly declined. As such, we recorded an additional $27.1 million loan loss provision for the year ended December 31, 2019. We also recorded $0.6 million additional expenses offset by $1.3 million reduction of management fee expenses that are expected to be incurred over the term of the Loan. Cash increased by $1.0 million primarily due to contractual interest payments received totaling $2.7 million, inclusive of interest earned on cash balance, of which $1.9 million was applied against the carrying value of the investment in note receivable, partially offset by $1.7 million Trust expenses paid in 2019, including $0.8 million in management fees.
For the Period from January 31, 2018 to December 31, 2018
Net assets in liquidation decreased by $38.0 million during the period from January 31, 2018 to December 31, 2018 primarily related to the impairment and Loan Modification. In conjunction with the Loan Modification, we prepared an analysis to determine the net realizable value based on projected cash flows of the underlying collateral and as a result recorded a provision for loan loss of $29.6 million. We also recorded an aggregate loss of $8.0 million as a result of the Modified Interest Rate as well as additional management fees and other expenses that are expected to be incurred over the term of the Junior Participation based on the Loan Modification.
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
Distributions. For the year ended December 31, 2019 and the period from January 31, 2018 to December 31, 2018, we have not declared or paid any distributions. Liquidating distributions to our beneficiaries will be determined by our trustees in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our estimated future capital requirements and other factors our trustees may deem relevant.
Contractual Obligations and Commitments
As of December 31, 2019, we do not have any contractual obligations or commitments.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements.
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
Fees to Advisor
Management Fee
Our Advisor, or its affiliates, receives a monthly management fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets. For the year ended December 31, 2019 and the period from January 31, 2018 to December 31, 2018, the Trust paid $0.8 million and $0.9 million, respectively, in management fees to the Advisor.
Reimbursements to Advisor
Expenses
Our Advisor, or its affiliates, is entitled to be paid directly or receive reimbursement for all of the expenses paid or incurred by the Advisor in connection with the services it provides to the Trust and the subsidiary of the Trust. We reimburse our Advisor no less than monthly for expenses. The expense reimbursements incurred for the year ended December 31, 2019 and the period from January 31, 2018 to December 31, 2018 was de minimis.
Recent Developments
Coronavirus Pandemic

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The impact of COVID-19 on the U.S. and world economies is uncertain and could result in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and an increase in unemployment.
Recently, certain owners of shopping center properties located in the United States have announced temporary closures of such properties as a result of COVID-19. In late March 2020, the Borrower notified us that two of the shopping center properties, representing a substantial portion of the collateral underlying the Loan and Junior Participation, have been temporarily closed. The Borrower has also notified us that it is taking steps to reduce operating costs at the closed retail properties. As of March 2020, there was $5.4 million held in a reserve account for the Loan that may be used for operating cost shortfalls and debt service payments. However, if the temporary closures of such retail properties serving as collateral are prolonged, or if the impact of COVID-19 continues to reduce occupancy, decrease customer traffic or result in quarantines where the collateral is located, increase the cost of operation or result in limited hours or necessitate the closure of additional collateral properties, the Borrower’s ability to pay interest and principal on the Loan may be materially and adversely affected. In such event, the income earned by the Trust from the Junior Participation, the Trust’s sole asset, would be materially and adversely affected.
The extent to which COVID-19 impacts the Trust’s income, expenses and ability to pay any distributions to beneficiaries will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.
Collateral Sale and Release
On March 27, 2020, the Borrower completed an additional sale of one of the properties within the Portfolio pursuant to an exercise of its Initial Portfolio Sale Option, which resulted in a $1.8 million principal repayment on the Senior Participation.
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
All loans are subject to a certain probability of default. We are subject to the credit risk of the Borrower and NorthStar I and undertook a rigorous credit evaluation of the Borrower prior to making the Loan. This analysis included an extensive due diligence investigation of the Borrower’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the Borrower’s core business operations.
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
Net Realizable Value
The Junior Participation represents an interest in a loan for which the net realizable value is sensitive to changes in interest rates. Changes in the level of interest rates also affect the yields required by the marketplace on interest rate instruments. Unrealized market gains or losses resulting from changes in market interest rates do not directly affect our cash flows from the Junior Participation to the extent the Loan is expected to be held to maturity and continues to perform. Changes in unrealized market gains or losses would impact our ability to realize gains, if any, on the Junior Participation if it was sold.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of N1 Liquidating Trust and Subsidiary and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trust Beneficiaries and Board of Trustees
of N1 Liquidating Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of net assets in liquidation of N1 Liquidating Trust and Subsidiary (the “Trust”) as of December 31, 2019 and 2018 and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2019 and for the period from January 31, 2018 (commencement of liquidation) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 2019 and 2018, and its changes in net assets for the year ended December 31, 2019 and for the period from January 31, 2018 (commencement of liquidation) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
As disclosed in Note 4 to the consolidated financial statements, the recoverability of the Trust’s note receivable is based upon an estimation of future cash flows, current fair value of the underlying collateral and potential increases in fair value. These estimates are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may prove to be different from actual results.

/s/ Marcum LLP
Marcum LLP

We have served as the Trust’s auditor since 2019.

Philadelphia, Pennsylvania
March 30, 2020

N1 LIQUIDATING TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(in Thousands)

	As of December 31,
	2019	2018
Assets
Cash	$5,500	$4,462
Investment in Note Receivable, net	28,070	57,042
Interest receivable	—	759
Total assets	$33,570	$62,263
Liabilities
Accounts payable and accrued expenses	$2,912	$3,053
Accrued liquidation costs	40	40
Due to related party	1,560	3,735
Total liabilities	$4,512	$6,828
Commitments and contingencies
Net assets in liquidation	$29,058	$55,435

See accompanying notes to consolidated financial statements.

N1 LIQUIDATING TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(in Thousands)

	For the Year Ended December 31, 2019	For the Period from January 31, 2018 to December 31, 2018(1)
Net assets in liquidation, at beginning of period	$55,435	$93,401
Change in assets and liabilities:
Provision for loan losses	(27,074)	(29,610)
Cash interest payments applied to carrying value	(1,898)	—
Accrued interest receivable	(759)	(8,199)
Accounts payable and accrued expenses	141	(2,300)
Due to related party	2,175	(2,319)
Net change in assets and liabilities	(27,415)	(42,428)
Change in cash	1,038	4,462
Change in net assets in liquidation	(26,377)	(37,966)
Net assets in liquidation, at end of period	$29,058	$55,435
______________

(1)	In accordance with the provisions of the combination agreement, net assets were contributed by NorthStar Real Estate Income Trust, Inc. on January 31, 2018.

See accompanying notes to consolidated financial statements.

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
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
As of the date of this report, the Junior Participation is scheduled to mature on December 9, 2020, with three, one-year extension options at the borrower’s option subject to satisfying certain conditions. As a result of the Borrower satisfying certain required asset sales conditions under the Loan, we anticipate that the Borrower will exercise its first one-year extension option, assuming no event of default exists under the Loan. The Trust does not currently anticipate selling the Junior Participation at any time prior to the final extended maturity date, at which point the ability to recover the note receivable is largely based on the sale of the collateral properties at that time. As a result, the Trust does not anticipate completing a liquidation of its assets, including the Junior Participation, prior to the final extended maturity date. However, the Trust can provide no assurance that it will be able to accomplish a liquidation on this anticipated timeframe, or at the net realization value of $29.1 million as of December 31, 2019.

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

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets are adjusted to the estimated fair value (on an undiscounted basis), and liabilities, including estimated costs associated with implementing the Trust’s plan of liquidation, are measured in accordance with GAAP that otherwise applied to those liabilities. The measurement of the Junior Participation is based on cash flow projections of principal expected to be collected, which includes consideration of operating results of the underlying collateral. Actual amounts realized for the asset may differ materially from the amounts estimated. Estimated future cash flows from operations are made based on the anticipated liquidation date of the asset. Due to the uncertainty in the timing of the liquidation date and the cash flows therefrom, operations may differ materially from amounts estimated. These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation included in the consolidated financial statements. The net assets represent the estimated liquidation value of all of the Trust’s assets available to its beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
Cash
The Trust maintains its cash in one financial institution and at times these balances exceed federally insurable limits. As of December 31, 2019 and 2018, the cash balance was $5.5 million and $4.5 million, respectively.
Impairment and Allowance for Loan Losses
On a periodic basis, the Trust analyzes the extent and effect of any credit migration from underwriting and the initial investment review associated with the performance of its loan investment and/or value of its underlying collateral, financial and operating capability of the borrower or sponsor, as well as amount and status of any senior loan. Specifically, operating results of collateral properties and any cash reserves are analyzed and used to assess whether cash from operations are sufficient to cover debt service requirements currently and into the future, as well as ability of the borrower to refinance the loan, liquidation value of collateral properties, and financial wherewithal of any loan guarantors, and the borrower’s competency in managing and operating the collateral properties. Such analysis is performed at least annually, or more often as needed when impairment indicators are present.
A loan is considered to be impaired when it is probable that the Trust will not be able to collect all amounts due in accordance with contractual terms of the loan, including consideration of underlying collateral value. Allowance for loan losses represents any change in estimated cash flow projections (undiscounted) of principal expected to be collected. For the year ended December 31, 2019 and the period from January 31, 2018 to December 31, 2018, the Trust recorded provision for loan losses totaling $27.1 million and $29.6 million, respectively. See Note 4, “Investment in Note Receivable, net” for further detail.
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
Recent Accounting Pronouncement
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than-temporarily impaired debt securities and purchased credit impaired assets. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Trust does not expect the adoption of this standard to have a material effect on its financial statements or related disclosures as the projected losses are already taken into account by the Trust under the liquidation basis of accounting in its current financial statements.

4.	Investment in Note Receivable, net
The following table provides a summary of the Junior Participation (dollars in thousands):

As of Date:	Unpaid Principal Balance	Gross Carrying Value(1)(2)	Allowance for Loan Losses(1)	Carrying Value, Net
December 31, 2019	$85,150	$84,754	$56,684	$28,070
December 31, 2018	$85,150	$86,652	$29,610	$57,042
______________

(1)	Includes $1.5 million attributable to exit fee.

(2)	For the year ended December 31, 2019, the borrower remitted contractual interest payments, of which $1.9 million were applied against the carrying value of the investment in note receivable.
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
The Trust prepared an analysis to determine the net realizable value based on projected cash flows of the underlying collateral through the fully extended maturity date of the Loan, and as a result, recorded a $29.6 million provision for loan loss during the period from January 31, 2018 to December 31, 2018.
The Trust assessed the projected future cash flows of the underlying collateral along with its current fair market value and potential for future increases in fair value as of December 31, 2019. The Trust concluded that as result of changes in market conditions as well as lower occupancy, higher rent concessions and lower rents triggered by co-tenancy provisions, the recurring cash flow and fair market values for the Borrower's collateral had significantly declined. As such, the Trust recorded an additional $27.1 million loan loss provision for the year ended December 31, 2019.

The cash flow derived from the Borrower’s collateral, including realizable value upon sale, were analyzed and assessed to determine the net realizable value of the Junior Participation.  The Trust consulted with a third-party valuation specialist in its assessment of fair value for the Borrower’s collateral and potential for future increases in fair value over the expected liquidation timeframe, which coincides with the final extended maturity of the Loan. The methodologies considered in the Trust’s assessment of fair value for the Borrower’s collateral included the sales comparison approach and the income capitalization approach, which used capitalization rates ranging between 14-15%.  Further, the Trust evaluated and quantified opportunities for the fair value of the collateral to be enhanced through the extended maturity of the Loan, which included anchor store and existing building redevelopment, vacant land and out-parcel development, and improved tenancy and leasing. The Trust assessed potential future increases to the fair value of collateral to be approximately $10.0 million. The Trust’s estimation of cash flows, current fair value and potential future increases to fair value are inherently subjective, subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may prove to be different from actual results.

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for loan losses

Changes in the allowance for loans losses are presented below (dollars in thousands):

	For the Year Ended December 31, 2019(1)	For the Period from January 31, 2018 to December 31, 2018(1)

Allowance for loan losses at beginning of period	$29,610	$—
Provision for loan losses	27,074	29,610
Allowance for loan losses at end of period	$56,684	$29,610
______________

(1)	Includes $1.5 million attributable to exit fee.

5.	Related Party Transactions
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
Management Agreement
On January 31, 2018, The Trust and the Liquidating Company entered in to a management agreement with CNI NSI Advisors, LLC (the “Advisor”). The Advisor was appointed to provide assistance in the management, sale, disposition and/or liquidation of the Trust’s assets, and to provide administrative services to the Trust and the Liquidating Company, for the duration of the Trust. The Advisor is an affiliate of CLNY and CFI Holdings, the holder of the Senior Participation.
Management Fee
The Advisor receives a monthly management fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets as compensation for the management and disposition of the Trust’s assets. As of December 31, 2019 and 2018, there were $1.6 million and $3.7 million, respectively, of accrued management fees included in due to related party in the Trust’s consolidated statements of net assets in liquidation, which are expected to be incurred over the term of the Junior Participation. For the year ended December 31, 2019 and the period from January 31, 2018 to December 31, 2018, the Trust paid $0.8 million and $0.9 million, respectively, in management fees to the Advisor. As a result of the modification of the loan, the management fee increased by $3.2 million to $3.7 million as of December 31, 2018 and as a result of additional loan loss provisions recorded in 2019, decreased by $1.3 million to $1.6 million as of December 31, 2019.
Reimbursement of Expenses
The Advisor is entitled to be paid directly or receive reimbursement for all of the expenses paid or incurred by the Advisor in connection with the services it provides to the Trust and the subsidiary of the Trust. The expense reimbursements incurred for the year ended December 31, 2019 and the period from January 31, 2018 to December 31, 2018 was de minimis.

6.	Commitments and Contingencies
The Trust may be involved in the litigation and claims in the ordinary course of the business. As of December 31, 2019, the Trust was not involved in any legal proceedings that are expected to have a material adverse effect on the Trust’s net assets.

7.	Subsequent Events
Coronavirus Pandemic

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds COVID-19 and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The impact of COVID-19 on the U.S. and world economies is uncertain and could result in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and an increase in unemployment.

N1 LIQUIDATING TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently, certain owners of shopping center properties located in the United States have announced temporary closures of such properties as a result of COVID-19. In late March 2020, the Borrower notified us that two of the shopping center properties, representing a substantial portion of the collateral underlying the Loan and Junior Participation, have been temporarily closed. The Borrower has also notified us that it is taking steps to reduce operating costs at the closed retail properties. As of March 2020, there was $5.4 million held in a reserve account for the Loan that may be used for operating cost shortfalls and debt service payments. However, if the temporary closures of such retail properties serving as collateral are prolonged, or if the impact of COVID-19 continues to reduce occupancy, decrease customer traffic or result in quarantines where the collateral is located, increase the cost of operation or result in limited hours or necessitate the closure of additional collateral properties, the Borrower’s ability to pay interest and principal on the Loan may be materially and adversely affected. In such event, the income earned by the Trust from the Junior Participation, the Trust’s sole asset, would be materially and adversely affected.
The extent to which COVID-19 impacts the Trust’s income, expenses and ability to pay any distributions to beneficiaries will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others.
Collateral Sale and Release
On March 27, 2020, the Borrower completed an additional sale of one of the properties within the Portfolio pursuant to an exercise of its Initial Portfolio Sale Option, which resulted in a $1.8 million principal repayment on the Senior Participation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We are administered by our board of trustees, which currently consists of three trustees. As of the date of this report, our trustees and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position	Term of Office
David Belford	43	Chairman and Trustee	Since December 2018
James J. Thomas	61	Independent Trustee	Since January 2018
Chris S. Westfahl	54	Independent Trustee	Since January 2018
Mark Bernal	57	Chief Executive Officer and President	Since December 2018
Frank V. Saracino	53	Chief Financial Officer	Since January 2018
Ronald M. Sanders	56	Secretary	Since January 2018
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
Mark Bernal. Mark Bernal is the Chief Executive Officer and President of the Trust. Mr. Bernal is Senior Vice President, Portfolio Management at CLNY. At CLNY, Mr. Bernal focuses on commercial real estate portfolio management, including the management of complex debt and equity capital structures. Mr. Bernal’s diverse investment experience includes mezzanine debt, preferred equity, sale and leasebacks, and joint venture partnerships. Mr. Bernal has overseen transactions through multiple real estate cycles, which led to management of complex workouts, litigation and bankruptcy cases. Mr. Bernal has experience with a variety of real estate asset classes, including office, multifamily, retail, hospitality and healthcare. Prior to joining CLNY in 2009, Mr. Bernal was Director Business Development at GE Capital Real Estate. Based in GE Capital Real Estate’s London office from 2002 to 2007, Mr. Bernal focused on the acquisition of healthcare real estate equity investments in the United Kingdom and Germany.

While based in CLNY’s Luxembourg office from 2014 to 2016, Mr. Bernal focused on managing office equity investments in the United Kingdom and Germany. Mr. Bernal received his Bachelor of Business Administration from the University of Texas at San Antonio.
Frank V. Saracino. Frank V. Saracino is the Chief Financial Officer of the Trust.  Mr. Saracino has served as Managing Director, Chief Financial Officer - Retail Companies at CLNY since August 2015 and Chief Accounting Officer at CLNC since November 2018.  In addition, Mr. Saracino has served as Chief Financial Officer and Treasurer of NorthStar Healthcare since August 2015, and Chief Executive Officer and President, and Chief Financial Officer and Treasurer of CC Real Estate Income Fund since February 2020 and December 2015, respectively.   He previously served as Chief Financial Officer and Treasurer of NorthStar Income and NorthStar Income II from August 2015 through January 2018 and Chief Financial Officer of NorthStar/RXR New York Metro, Inc. from August 2015 through January 2018.
Prior to joining NorthStar Asset Management Group, Inc. (“NSAM”) from July 2012 to December 2014, Mr. Saracino was with Prospect Capital Corporation, or Prospect, where he served as a managing director concentrating on portfolio management, strategic and growth initiatives and other management functions. Previously, Mr. Saracino was a Managing Director at Macquarie Group, and Head of Finance from August 2008 to June 2012 for its Americas non-traded businesses which included private equity, asset management, lease financing, private wealth, and investment banking. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. He holds a Bachelor of Science degree from Syracuse University.

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
Item 11. Executive Compensation
Compensation of Trustees
The following table sets forth information regarding compensation to our independent trustees for 2019:

Name	Fees Earned or Paid in Cash	Total
James J. Thomas	$50,000	$50,000
Chris S. Westfahl	50,000	50,000
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
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee or other committee that performs similar functions. None of our independent trustees served as one of our officers or employees or as an officer or employee of any of our subsidiary during the year ended December 31, 2019, or formerly served as one of our officers or as an officer of any of our subsidiary. In addition, during the year ended December 31, 2019, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of trustees) of any entity that has one or more executive officers or directors serving as a member of our board of trustees. We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our board of trustees.
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
The following table shows, as of March 27, 2020, the number of Units beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than five percent of the Units outstanding; (ii) each of our trustees; (iii) each of our executive officers; and (iv) all of our trustees and executive officers as a group.

Name of Beneficial Owner (1)	Title	Number of Units Beneficially Owned (1)	Percent of Units as of March 27, 2020
David Belford	Chairman and Trustee	—	—
James J. Thomas	Independent Trustee	17,591	*
Chris S. Westfahl	Independent Trustee	—	—
Mark Bernal	Chief Executive Officer and President	—	—
Frank V. Saracino	Chief Financial Officer	—	—
Ronald M. Sanders	Secretary	—	—
Beneficial ownership of Units by all trustees and executive officers as a group (6 persons)	—	17,591	*

*	Less than one percent.
(1)	Each beneficial owner has the sole power to vote and dispose of all Units held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.
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
The Advisor receives a management fee as compensation for services rendered under the Management Services Agreement consisting of a monthly fee equal to one-twelfth of 1.25% of the fair market value of the Trust’s net assets. For the year ended December 31, 2019 and the period from January 31, 2018 through December 31, 2018, the Trust paid $0.8 million and $0.9 million, respectively, in management fees to the Advisor.
The Trust also is obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and other overhead expenses, in connection with the services provided to the Trust under the Management Services Agreement. For the year ended December 31, 2019 and the period from January 31, 2018 through December 31, 2018, the amount the Trust reimbursed the Advisor was de minimis.
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

Item 14. Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees billed and expected to be billed for professional services rendered for us by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2019 and 2018 were as follows:

	December 31,
Type of Fee	2019	2018
Audit	$110,000	$69,102
Audit-related	—	—
Tax	—	—
Other	—	—
Total	$110,000	$69,102

Fees for audit services for the fiscal years ended December 31, 2019 and 2018 consist of fees associated with the annual audit.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1). Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Net Assets in Liquidation as of December 31, 2019 and 2018
Consolidated Statements of Changes in Net Assets in Liquidation for the year ended December 31, 2019 and the period from January 31, 2018 to December 31, 2018
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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2020.

N1 Liquidating Trust
Date:	March 30, 2020	By:	/s/ MARK BERNAL
			Name:	Mark Bernal
			Title:	Chief Executive Officer and President
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

Signature	Title	Date

/s/ DAVID BELFORD	Chairman and Trustee	March 30, 2020
David Belford

/s/ JAMES J. THOMAS	Trustee	March 30, 2020
James J. Thomas

/s/ CHRIS S. WESTFAHL	Trustee	March 30, 2020
Chris S. Westfahl

/s/ MARK BERNAL	Chief Executive Officer and President	March 30, 2020
Mark Bernal	(Principal Executive Officer)

/s/ FRANK V. SARACINO	Chief Financial Officer	March 30, 2020
Frank V. Saracino	(Principal Financial Officer and
Principal Accounting Officer)